Form 10-K
period 1993-12-31
CRESTAR FINANCIAL CORP
filed 1994-03-22
CIK 101880

- --------------------------------------------------------------------------------
Form 10-K
- --------------------------------------------------------------------------------

Crestar Financial Corporation And Subsidiaries

               FORM 10-K -- ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended     December 31, 1993
                          -----------------------------------------------------

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number             1-7083
                       --------------------------------------------------------

                        Crestar Financial Corporation
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        State of Virginia                             54-0722175
- -------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

919 East Main Street, Post Office Box 26665, Richmond, VA       23261-6665
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code      (804)782-5000
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
      Title of each class                          which registered

   Common Stock $5 Par Value                    New York Stock Exchange
- -------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

               5% Convertible Subordinated Debentures Due 1994
- -------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    [X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    [ ]

The aggregate market value (average of the high and low prices) of Crestar Financial Corporation voting stock held by non-affiliates as of January 31, 1994 was $1,567,600,425.

As of January 31, 1994, Crestar Financial Corporation had 37,333,901 shares of Common Stock $5 Par Value outstanding.

The Proxy Statement of the annual meeting of shareholders to be held April 22, 1994 is incorporated by reference in Part III of this Form 10-K.

- -------------------------------------------------------------------------------
Management's Discussion And Analysis Of Operations And Financial Condition
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


This commentary provides an overview of Crestar Financial Corporation's (Crestar or the Corporation) financial condition, changes in financial condition and results of operations for the years 1991 through 1993. The following discussion should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information.

Earnings Overview

Crestar Financial Corporation reported net income of $140.5 million in 1993, a 76% increase over the $79.8 million earned in 1992. Net income for 1992 of $79.8 million was 136% higher than 1991. These increases reflected the continued positive effects of lower credit costs, growth in noninterest income and management of controllable expenses.

     The key profitability measures of return on average assets and return on average total shareholders' equity improved in 1993 over 1992 as a result of significantly increased earnings. These ratios, along with other selected earnings and balance sheet information for each of the years in the five-year period ended December 31, 1993, are shown in Table 1.

     Primary earnings per share of $3.68 in 1993 increased 59% over 1992 following an increase of

Table 1    Selected Financial Information

Dollars in thousands, except per share data
Results Of Operations (for the year):                  1993         1992         1991         1990         1989
Income from earning assets                      $   832,629  $   863,677  $   979,146  $ 1,097,824  $ 1,030,233
Net interest income                                 527,012      482,144      421,135      414,179      380,190
Provision for loan losses                            48,775       99,242      209,522      131,055       44,846
Net Income                                          140,491       79,801       33,761       61,145      103,848
Preferred dividend requirements                       2,221        2,475        2,576        2,661        2,888
Income applicable to
  common shares                                     138,270       77,326       31,185       58,484      100,960
Earnings Per Share
Primary:
  Net Income                                    $      3.68  $      2.32  $       .98  $      1.87  $      3.28
  Average shares
    outstanding (000s)                               37,587       33,286       31,921       31,218       30,739
Fully diluted:
  Net Income                                    $      3.67  $      2.32  $       .98  $      1.87  $      3.25
  Average shares
    outstanding (000s)                               37,665       33,369       31,946       31,238       31,110
Dividends declared
  per common share                              $      1.14  $       .80  $       .86  $      1.32  $      1.20
===============================================================================================================
Financial Condition (at December 31):
Total assets                                    $13,286,947  $12,674,717  $11,828,261  $11,881,150  $11,360,817
Long-term debt                                      191,156      210,430      161,865      168,424      170,146
Total equity                                      1,062,477      958,905      794,922      771,306      750,340
===============================================================================================================
Selected Ratios (for the year):
Return on average assets                               1.12%         .67%         .30%         .52%         .97%
Equity leverage                                       12.12x       14.20x       14.50x       15.03x       14.81x
Return on average total equity                        13.53%        9.50%        4.28%        7.87%       14.43%
Return on average common equity                       13.90         9.73         4.19         7.99        15.06
Net interest margin                                    4.78         4.67         4.29         4.22         4.36
Dividend payout ratio:
  On common stock                                     30.56        34.46        87.98        70.46        36.19
  On common and preferred stock                       31.66        36.49        88.90        71.75        37.96
Equity formation rate                                  9.24         6.04          .47         2.22         8.95
Based on averages:
  Total equity to total assets                         8.25         7.04         6.90         6.65         6.75
  Net loans to total equity                            6.57x        8.01x        9.22x       10.00x       10.67x
===============================================================================================================

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


137% in 1992. Significant items affecting the change in primary earnings per share for 1993 and 1992 are summarized in Table 2. Each applicable item is net of federal income taxes computed using a 35% rate for 1993 and a 34% rate for 1992 and 1991.

Mergers And Acquisitions

During 1993, Crestar continued to enhance its presence in current markets through the completion of two acquisitions and the announcement of five additional acquisitions, two of which have been consummated in January 1994. In May 1993, Crestar acquired CFS Financial Corporation (CFS), located in northern Virginia. Initially, over $650 million in deposits and 19 branches were added to Crestar's existing network. For the year ended December 31, 1993, the CFS acquisition contributed approximately $.05 per share to consolidated earnings. In June 1993, Crestar acquired from the Federal Deposit Insurance Corporation deposits and selected assets of City National Bank of Washington, a one-branch institution closed by the Office of the Comptroller of the Currency. Total deposits of approximately $21 million were acquired.

     In January 1994, Crestar Mortgage Corporation acquired Mortgage Capital Corporation, a privately held wholesale mortgage production company based in St. Paul, Minnesota. Mortgage Capital Corporation originated approximately $500 million in residential mortgages in 1993. Also in January 1994, Crestar

Table 2    Analysis Of Primary Earnings Per Share

                                                   1993       1992
                                                    vs.        vs.
                                                   1992       1991
Earnings Per Share --
  prior period                                    $2.32     $  .98
- ------------------------------------------------------------------
Interest income                                    (.60)     (2.40)
Interest expense                                   1.31       3.50
Provision for loan losses                           .87       2.18
Securities gains or losses                         (.02)      (.88)
Other noninterest income                            .54        .58
Foreclosed properties expense                       .47       (.96)
Other noninterest expense                          (.83)      (.95)
Income taxes                                       (.11)       .31
Increased shares outstanding                       (.27)      (.04)
- ------------------------------------------------------------------
Net increase                                       1.36       1.34
- ------------------------------------------------------------------
Earnings Per Share --
  current period                                  $3.68     $ 2.32
==================================================================

Financial Corporation acquired Virginia Federal Savings Bank, headquartered in Richmond, Virginia. Total deposits of approximately $500 million were added at the time of acquisition. Financial results for 1993 do not include these two 1994 purchase method acquisitions.

     In the fourth quarter of 1993, Crestar announced that it had signed definitive agreements to purchase Providence Savings and Loan Association of Vienna, NVR Savings Bank of McLean and Annapolis Bancorp, Inc. of Maryland. Deposits totaling over $1.0 billion are expected to be added in 1994 as a result of these three transactions. Financial statement note 2 contains additional information concerning mergers and acquisitions.

Common Stock And Dividends

On December 31, 1993, Crestar's common stock price was $41-7/8, up 7% from the December 31, 1992 closing price of $39. This growth compares favorably with the performance of the Keefe Index, which increased 3%. The Keefe Index is a composite of bank stocks tracked by Keefe, Bruyette and Woods, Inc., a widely known banking industry analyst and investment banking company.

     During the third quarter of 1993, Crestar's common stock began trading on the New York Stock Exchange under the symbol "CF." Previously, Crestar common stock was traded on the over-the-counter market and quoted on the National Market System of NASDAQ (National Association of Securities Dealers Automated Quotations). Book value per common share was $28.32 at December 31, 1993. The year-end common stock price of $41-7/8 was 1.48x book value. Total market capitalization at December 31, 1993 was $1.6 billion. On the basis of 1993 fully diluted earnings per share of $3.67 and the year-end market price of $41-7/8, the December 31, 1993 price/earnings ratio was 11.4x.

     Dividends declared in 1993 were $1.14 per common share, compared with $.80 per share in 1992 ($.20 per quarter). Reflecting improved earnings, the common dividend was increased three times during 1993. The current quarterly dividend of $.33 per share, or $1.32 on an annualized basis, represents a level equivalent to Crestar's pre-recession dividends declared. The Corporation's objective is to pay dividends of approximately 30% to 40% of earnings to common shareholders. Common dividends declared in 1993 were 31% of net income

Table 3    Capital Adequacy

Dollars in thousands
Risk-Adjusted Capital at December 31                                     1993           1992
Tier 1 Capital:
  Shareholders' equity                                            $ 1,062,477    $   958,905
  Goodwill and other adjustments                                      (48,260)       (26,263)
- --------------------------------------------------------------------------------------------
    Total Tier 1 capital                                            1,014,217        932,642
- --------------------------------------------------------------------------------------------
Tier 2 Capital:
  Allowable long-term debt                                            164,964        190,448
  Allowable allowance for loan losses net of other adjustments        120,691        112,572
- --------------------------------------------------------------------------------------------
    Total Tier 2 capital                                              285,655        303,020
- --------------------------------------------------------------------------------------------
Total risk-adjusted capital                                         1,299,872      1,235,662
- --------------------------------------------------------------------------------------------
Risk-adjusted assets, net of allowance                              9,623,545      9,004,928
Fourth quarter average assets, net of adjustments                  12,874,009     12,141,063
Risk-adjusted capital ratios:
  Tier 1                                                                 10.5%          10.4%
  Total                                                                  13.5           13.7
Tier 1 leverage ratio                                                     7.9            7.7
- --------------------------------------------------------------------------------------------
Other Capital Ratios
Average equity to:
  Average total assets                                                   8.25           7.04
  Average loans, net of unearned income                                 15.19          12.48
Equity leverage                                                         12.12x         14.20x
Equity formation rate                                                    9.24%          6.04%
Period-end equity to assets                                              8.00           7.57
Tangible leverage ratio                                                   7.3            7.0
============================================================================================

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Table 4    Average Balances, Net Interest Income And Rate/Volume Analysis/1/

Dollars in millions

    Average Balance            Yield/Rate
- ----------------------   ---------------------
  1993    1992    1991    1993    1992    1991
- ------  ------  ------   -----   -----   -----
     $       $       $       %       %       %
 2,459   2,716   3,169    7.62    8.16    9.49    Commercial loans
   263     309     372    8.53    8.86   10.55    Tax-exempt loans
 1,450   1,373   1,400    8.78   10.73   11.33    Instalment loans
   701     538     526   13.67   15.12   15.62    Bank card loans
 1,734   1,442   1,186    7.77    8.87   10.00    Real estate loans
   229     346     620    7.06    6.54    8.21    Construction loans
    --       1       2   10.72    5.25    6.79    Foreign loans
- -------------------------------------------------------------------------------------------
 6,836   6,725   7,275    8.54    9.34   10.31      Total loans -- net of unearned income/2/
- -------------------------------------------------------------------------------------------
 1,684   2,351   1,755    6.83    6.98    8.76    Taxable investment securities
   100     132     159   10.28   10.66   11.09    Tax-exempt investment securities
    29      33      30    6.17    8.61   10.74    Common and preferred stocks
- -------------------------------------------------------------------------------------------
 1,813   2,516   1,944    7.01    7.19    8.98      Total investment securities
- -------------------------------------------------------------------------------------------
 1,591      65     207    5.36    6.49    9.17    Securities held for sale
- -------------------------------------------------------------------------------------------
   676     989     738    3.49    3.81    5.79    Money market investments
- -------------------------------------------------------------------------------------------
   368     368     157    6.85    7.75    9.22    Mortgage loans held for sale
- -------------------------------------------------------------------------------------------
11,284  10,663  10,321    7.49    8.25    9.70      Total earning assets
===========================================================================================
 1,630   1,444   1,025    2.33    3.07    4.60    Interest checking deposits
 2,280   2,316   1,683    2.57    3.28    5.36    Money market deposit accounts
 1,103     781     405    2.82    3.42    4.90    Regular savings deposits
   571     754     943    3.13    4.66    6.65    Money market certificates
 2,127   2,439   2,557    4.55    5.59    7.24    Other domestic time deposits
- -------------------------------------------------------------------------------------------
 7,711   7,734   6,613    3.14    4.12    6.12      Total interest-bearing core deposits
- -------------------------------------------------------------------------------------------
    44     116     463    4.46    6.59    7.33    Certificates of deposit $100,000 and over
     2       4      18    2.88    3.28    6.63    Deposits in foreign offices
 1,456   1,132   1,779    3.01    3.37    5.71    Short-term borrowings
- -------------------------------------------------------------------------------------------
 1,502   1,252   2,260    3.05    3.66    6.05    Purchased liabilities
- -------------------------------------------------------------------------------------------
   215     186     163    8.12    9.25    9.95    Long-term debt
- -------------------------------------------------------------------------------------------
 9,428   9,172   9,036    3.24    4.16    6.18      Total interest-bearing liabilities
 1,856   1,491   1,285                            Other sources -- net
- -------------------------------------------------------------------------------------------
11,284  10,663  10,321    2.71    3.58    5.41      Total sources of funds
- -------------------------------------------------------------------------------------------
                          4.78    4.67    4.29    Net Interest Margin/Income
===========================================================================================

1 Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate, exclusive of the alternative minimum tax and nondeductible interest expense, and the tax-equivalent adjustment to interest income was $12.6 million, $16.0 million and $22.1 million for 1993, 1992 and 1991, respectively

2 Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis available to common shareholders compared with 34% in 1992. In 1991, a year during which economic conditions depressed earnings performance and asset growth, common dividends declared represented 88% of net income available to common shareholders.

Capital Resources And Adequacy

Crestar's capital position continued to strengthen as evidenced by significant equity growth and strong capital ratios. Average shareholders' equity grew 24%, 6% and 2% in 1993, 1992 and 1991, respectively. The 1993 increase was primarily attributable to


In thousands                                  1993 vs. 1992                         1992 vs. 1991
                                    -----------------------------------    ---------------------------------
         Income/Expense/3/                           Change due to/4/                      Change due to/4/
 --------------------------------    Increase      --------------------     Increase      ------------------
    1993        1992         1991   (Decrease)      Rate/5/      Volume    (Decrease)     Rate/5/     Volume
 -------     -------      -------   ----------     --------     -------    ----------     -------    -------
       $           $            $            $            $           $            $            $          $
 187,449     221,658      300,681      (34,209)     (13,307)    (20,902)     (79,023)     (36,904)   (42,119)
  22,418      27,414       39,245       (4,996)        (879)     (4,117)     (11,831)      (5,228)    (6,603)
 127,332     147,307      158,596      (19,975)     (28,229)      8,254      (11,289)      (8,337)    (2,952)
  95,923      81,409       82,223       14,514      (10,046)     24,560         (814)      (2,636)     1,822
 134,666     127,868      118,679        6,798      (18,984)     25,782        9,189      (15,622)    24,811
  16,171      22,591       50,875       (6,420)       1,173      (7,593)     (28,284)      (6,124)   (22,160)
      14          74          100          (60)           5         (65)         (26)         (22)        (4)
- ------------------------------------------------------------------------------------------------------------
 583,973     628,321      750,399      (44,348)     (54,692)     10,344     (122,078)     (66,543)   (55,535)
- ------------------------------------------------------------------------------------------------------------
 115,118     164,058      153,793      (48,940)      (2,554)    (46,386)      10,265      (42,016)    52,281
  10,233      14,047       17,680       (3,814)        (378)     (3,436)      (3,633)        (564)    (3,069)
   1,803       2,863        3,168       (1,060)        (716)       (344)        (305)        (707)       402
- ------------------------------------------------------------------------------------------------------------
 127,154     180,968      174,641      (53,814)      (3,391)    (50,423)       6,327      (45,147)    51,474
- ------------------------------------------------------------------------------------------------------------
  85,331       4,234       18,987       81,097      (17,929)     99,026      (14,753)      (1,751)   (13,002)
- ------------------------------------------------------------------------------------------------------------
  23,580      37,630       42,755      (14,050)      (2,144)    (11,906)      (5,125)     (19,608)    14,483
- ------------------------------------------------------------------------------------------------------------
  25,191      28,522       14,443       (3,331)      (3,311)        (20)      14,079       (5,400)    19,479
- ------------------------------------------------------------------------------------------------------------
 845,229     879,675    1,001,225      (34,446)     (85,445)     50,999     (121,550)    (154,223)    32,673
============================================================================================================
  38,001      44,278       47,164       (6,277)     (11,959)      5,682       (2,886)     (22,178)    19,292
  58,496      75,936       90,174      (17,440)     (16,275)     (1,165)     (14,238)     (48,117)    33,879
  31,091      26,749       19,823        4,342       (6,661)     11,003        6,926      (11,503)    18,429
  17,861      35,137       62,692      (17,276)     (17,369)         93      (27,555)     (14,925)   (12,630)
  96,849     136,344      185,207      (39,495)     (39,717)        222      (48,863)     (40,454)    (8,409)
- ------------------------------------------------------------------------------------------------------------
 242,298     318,444      405,060      (76,146)     (75,216)       (930)     (86,616)    (155,495)    68,879
- ------------------------------------------------------------------------------------------------------------
   1,975       7,651       33,927       (5,676)        (944)     (4,732)     (26,276)        (851)   (25,425)
      68         145        1,209          (77)          (9)        (68)      (1,064)        (148)      (916)
  43,787      38,096      101,614        5,691       (5,190)     10,881      (63,518)     (26,484)   (37,034)
- ------------------------------------------------------------------------------------------------------------
  45,830      45,892      136,750          (62)      (9,210)      9,148      (90,858)     (29,783)   (61,075)
- ------------------------------------------------------------------------------------------------------------
  17,489      17,197       16,201          292       (2,435)      2,727          996       (1,298)     2,294
- ------------------------------------------------------------------------------------------------------------
 305,617     381,533      558,011      (75,916)     (86,644)     10,728     (176,478)    (184,907)     8,429

- ------------------------------------------------------------------------------------------------------------
 305,617     381,533      558,011      (75,916)     (98,224)     22,308     (176,478)    (195,039)    18,561
- ------------------------------------------------------------------------------------------------------------
 539,612     498,142      443,214       41,470       12,779      28,691       54,928       40,816     14,112
============================================================================================================

/3/ Includes tax-equivalent net loan fees of $8.6 million, $10.0 million and $9.0 million for 1993, 1992 and 1991, respectively

/4/ Variances are computed on a line-by-line basis and are non-additive

/5/ Variances caused by the change in rate times the change in balances are allocated to rate higher earnings, the issuance of 1.4 million shares of common stock in connection with the May 1993 CFS acquisition, and the October 1992 public issuance of 3.5 million shares which was not fully reflected in average shareholders' equity until 1993. Two treasury stock programs, totaling 950,000 shares, were authorized in 1993. During the year, the Corporation purchased and retired 522,300 shares of common stock at an average price of $40.31 per share, primarily to meet the needs of the dividend reinvestment plan and in anticipation of common stock to be issued in the 1994 purchase of Annapolis Bancorp, Inc.

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


In December 1993 all 900,000 shares of Crestar's Adjustable Rate Preferred Stock Series B were redeemed with low-cost funds at 103% of the stock's stated value, or $51.50 per share, plus accrued and unpaid dividends. The Consolidated Statements of Changes in Shareholders' Equity provide details of these and other equity transactions.

     Because 1993 growth in average equity of 24% outpaced the 6% growth in average assets, the average equity to assets ratio increased more than 120 basis points over 1992 and the year-end equity leverage ratio (defined as average total assets divided by average total shareholders' equity) decreased from 14.20x in 1992 to 12.12x in 1993. Significant equity growth also affected other ratios, as shown in Table 3. A key measure of equity's ability to absorb losses is the ratio of average equity to average loans. This measure increased 271 basis points to 15.19% for 1993. The equity formation rate (calculated as net income less dividends declared divided by average total equity) increased to 9.24% in 1993 from 6.04% in 1992.

     Risk-based capital ratios are another measure of capital adequacy. At December 31, 1993, Crestar's consolidated risk-adjusted capital ratios were 10.5% for Tier 1 and 13.5% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on- and off-balance sheet assets as the denomi nator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on- and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks was considered "well-capitalized," the highest category of capitalization defined by the regulators allowing for the lowest level of FDIC insurance premium payments, as of December 31, 1993.

     Additional regulatory capital measures include the Tier 1 leverage ratio and the tangible leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0% depending primarily upon risk profiles. At December 31, 1993, Crestar's Tier 1 leverage ratio was 7.9%. The tangible leverage ratio is calculated by excluding intangibles from both assets and capital and is utilized by the Federal Reserve Board in evaluating proposals for expansion or acquisitions. At December 31, 1993, Crestar's tangible leverage ratio was 7.3%, well within accepted Federal Reserve Board ranges.

     A double leverage ratio of over 100% measures the extent to which the equity capital of subsidiaries is supported by Parent Company debt rather than equity. Calculated as the investment in its subsidiaries divided by its own equity accounts, Crestar Financial Corporation's double leverage was 97% at December 31, 1993, basically unchanged from 96% at December 31, 1992 and down from 100% at December 31, 1991. Financial statement note 21 contains Parent Company financial statements.

     In September 1993, Crestar filed a shelf registration statement with the Securities and Exchange Commission. Under this registration statement, the Corporation may issue in the future up to $300 million in subordinated debt securities, preferred stock or common stock, or any combination thereof. Also in September 1993, the 73/4% debentures due 1997 were redeemed at par value.

Net Interest Income And Net Interest Margin

The fundamental source of Crestar's earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in the levels of interest rates.

     Net interest income in Table 4 is presented on a tax-equivalent basis to enhance the comparability of assets with different tax attributes. This comparability is achieved through increasing interest income on tax-exempt assets by an amount equal to the Federal income taxes which would have been paid had the income been fully taxable. This tax-equivalent adjustment is based on the applicable statutory federal corporate income tax rate of 35% in 1993 and 34% in 1992 and 1991, and resulted in an increase to pre-tax income from earning assets in 1993, 1992 and 1991 of $12.6 million, $16.0 million and $22.1 million, respectively. On a tax-equivalent basis, net interest income increased $41.5 million or 8% in 1993 following a $54.9 million or 12% rise in 1992. These increases reflect an increase in average earning assets of 6% in 1993 and 3% in 1992 as well as an improved rate environment in both years.

     The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Corporation's net yield on its earning assets. In 1993, the net interest margin of 4.78% improved 11 basis points from 4.67% in 1992. From 1991 to 1992, the net interest margin improved 38 basis points, reflecting the benefit of substantial growth in core deposits. Significant items affecting the change in the net interest margin from 1992 to 1993 are summarized in Table 5.

     Positive influences on the 1993 margin resulted from a change in balance sheet mix and lower levels of nonperforming assets. Changes in balance sheet mix increased the 1993 net interest margin by approximately 29 basis points. On the funding side, reduced higher-cost term deposits coupled with growth in noninterest-bearing sources of funds (primarily shareholders' equity and net demand deposits) provided a 17 basis point benefit to the 1993 net interest margin. On the asset side, reduced levels of lower-yielding money market investments and a shift in loan mix from commercial loans to higher-yielding consumer loans aided the 1993 margin by approximately 12 basis points.

     As nonperforming assets continued to decline, a corresponding decrease occurred in their negative impact on the net interest margin. The lower levels of nonperforming assets in 1993 had a favorable impact on the net interest margin of approximately 8 basis points. Additional income of approximately $9.3 million for 1993 and $22.7 million for 1992 would have been realized had all nonperforming assets performed as originally expected.

     The benefits from off-balance sheet hedging activities (primarily interest rate swaps) declined in 1993 compared with 1992 as the notional principal on swaps was reduced significantly in 1993 due to maturities. Off-balance sheet hedging activities contributed $34.3 million to net interest income in 1993, compared with $58.4 million in 1992. The

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Table 5    Analysis Of Net Interest Margin

                                                                       Percent of Average
                                                       Margin Change     Earning Assets
                                                       -------------   ------------------
                                                       1993 vs. 1992   1993          1992
Earning Asset Mix:                                          12 bp
  Loans -- net of unearned income                                      60.5%         63.1%
  Investment securities and securities held for sale                   30.2          24.2
  Money market investments                                              6.0           9.3
  Mortgage loans held for sale                                          3.3           3.4
Funding Mix:                                                17
  Interest-bearing core deposits                                       68.3          72.5
  Purchased liabilities                                                13.3          11.8
  Other sources -- net                                                 16.5          14.0
  Long-term debt                                                        1.9           1.7
Decreased nonperforming assets                               8
Off-balance sheet hedges                                   (23)
Interest rate changes                                       (1)
Other                                                       (2)
- ------------------------------------------------------------------------------------------
Net Interest Margin                                         11 bp      4.78%         4.67%
==========================================================================================

reduction equated to a 23 basis point negative impact on the 1993 net interest margin.

     The May 1993 CFS acquisition added approximately $18.2 million to Crestar's 1993 net interest income. The impact on Crestar's 1993 net interest margin from CFS was insignificant.

Provision And Allowance For Loan Losses

Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and prospective credit losses, loan performance measures, historical trends, and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluations of the adequacy of the allowance for loan losses. Individual loan-by-loan reviews are performed on large commercial and real estate exposures in lower quality regulatory risk ratings. Smaller commercial and real estate credits are analyzed utilizing a formula-based approach that encompasses the risk factors discussed above. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and on current and projected characteristics of the various portfolios. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis.

     Crestar's credit quality continued to reflect significant improvement in 1993. Total credit costs, defined as the provision for loan losses and foreclosed properties expense, were $81.8 million in 1993, a reduction of $77.6 million or 49% from $159.4 million in 1992. Crestar made provisions for loan losses of $48.8 million in 1993, down $50.5 million or 51% from 1992. This paralleled a 53% decrease in the provision for loan losses in 1992. Poor economic conditions and the accompanying deterioration in the quality of the commercial and real estate loan portfolios resulted in a provision for loan losses of $209.5 million in 1991.

     As a result of the continued improved credit quality noted above, 1993 net charge-offs of $64.8 million were down $49.1 million or 43% from 1992. In both 1993 and 1992, charge-offs related to real estate developers and investors
(REDI) contributed disproportionately to total net charge-offs, comprising 49% of total net charge-offs in 1993 and 55% in 1992. The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers or investors. Total REDI charge-offs for 1993 were $31.8 million, down $31.1 million or 49% from 1992. As a percent of average REDI loans, net charge-offs were 2.8% in 1993 and 5.0% in 1992. Current expectations are that the 1994 ratio of total net charge-offs to average loans will improve from 1993, although growth in consumer loan categories, which tend to have higher loss ratios than commercial loans, may mitigate some of the improvement from real estate-related losses. This expectation is based upon assumptions regarding the general economic climate in Crestar's principal

Table 6    Allowance For Loan Losses

Dollars in thousands                     1993            1992            1991            1990            1989
Beginning balance                  $  205,017      $  210,004      $  149,375      $   93,160      $   90,595
- -------------------------------------------------------------------------------------------------------------
Allowance from acquisitions            22,000           9,700           1,850           2,012              --
- -------------------------------------------------------------------------------------------------------------
Provision for loan losses              48,775          99,242         209,522         131,055          44,846
- -------------------------------------------------------------------------------------------------------------
Loans charged off:
  Commercial                           28,491          44,224          68,512          31,007          19,134
  Instalment                            9,289          11,031          14,307          13,505          14,994
  Bank card                            21,064          24,458          26,078          18,465          16,977
  Real estate                          25,182          21,285          24,549           9,753           4,303
  Construction                          5,307          29,664          32,735          16,095             597
  Foreign                                  --              --              --              --              --
- -------------------------------------------------------------------------------------------------------------
    Total loans charged off            89,333         130,662         166,181          88,825          56,005
- -------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                            9,752           5,320           4,438           3,235           3,634
  Instalment                            4,851           5,330           5,909           5,463           7,358
  Bank card                             4,882           4,707           3,612           2,624           2,349
  Real estate                             847             328           1,029             400             239
  Construction                          4,092           1,020              32               5             131
  Foreign                                  75              28             418             246              13
- -------------------------------------------------------------------------------------------------------------
    Total recoveries                   24,499          16,733          15,438          11,973          13,724
- -------------------------------------------------------------------------------------------------------------
Net charge-offs                        64,834         113,929         150,743          76,852          42,281
- -------------------------------------------------------------------------------------------------------------
Allowance, December 31:
  Commercial                           63,000          86,000          97,000          65,000          45,000
  Instalment                           14,000          13,000           9,000           7,500           7,500
  Bank card                            20,000          12,000          11,500          10,000          10,000
  Real estate                          50,000          48,000          41,000          27,500           6,000
  Construction                         16,000          16,000          34,000          25,500           6,000
  Foreign                                   8              17             500           3,000           4,688
  Unallocated                          47,950          30,000          17,004          10,875          13,972
- -------------------------------------------------------------------------------------------------------------
Balance, December 31               $  210,958      $  205,017      $  210,004      $  149,375      $   93,160
=============================================================================================================
Loans:
  Total at year end                $7,287,122      $6,581,721      $7,065,786      $7,680,210      $7,769,288
  Average during year               6,836,478       6,725,311       7,275,301       7,767,200       7,682,132
Net charge-offs to:
  Average total loans                     .95%           1.69%           2.07%            .99%            .55%
  Provision for loan losses            132.92          114.80           71.95           58.64           94.28
Allowance for loan losses to:
  Year-end loans                         2.89            3.11           2.97             1.94            1.20
  Net charge-offs                        3.25x           1.80x          1.39x            1.94x           2.20x
Net charge-offs earnings coverage        3.89            1.74           1.65             2.63            3.92
=============================================================================================================

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Table 7    Noninterest Income

In thousands                                1993         1992         1991         1990         1989
Service charges on deposit accounts     $ 79,419     $ 73,944     $ 57,953     $ 45,946     $ 37,146
Trust and investment advisory             57,440       51,007       48,322       45,169       42,043
Bank card-related                         27,500       23,141       22,694       22,072       21,971
Mortgage servicing                        15,371       13,637       13,363       12,918        9,514
Mortgage origination -- net               20,631       16,631        9,504        6,331        5,758
Automated teller machine fees              9,355        7,925        5,463        4,073        3,185
Trading account activities                 4,415        6,880        8,295        4,222        5,292
Commissions on letters of credit           7,272        5,081        5,899        5,651        5,559
Safe deposit box rental                    2,239        3,282        3,033        2,318        2,260
Annuities                                  4,347        1,816          869          703          373
Mutual funds                               3,379        1,104          224          173          123
Insurance                                  2,234        2,190        2,236        2,205        1,884
Gain on sale of mortgage
  servicing rights                         3,600        1,761           --          281        1,603
Gain on pension settlement                    --           --        2,236           --        1,072
Miscellaneous                              8,826        6,429        5,573        2,530        9,516
Securities gains                           2,237        3,563       48,165       12,216        1,052
- ----------------------------------------------------------------------------------------------------
  Total noninterest income              $248,265     $218,391     $233,829     $166,808     $148,351
====================================================================================================

markets and the performance characteristics of the loan portfolio, including Crestar's continued success in resolving remaining nonperforming loans. Changes in these conditions may produce different results.

     The allowance for loan losses at December 31, 1993 was $211 million, representing 2.89% of year-end loans, and covering 218% of total nonperforming assets and 264% of total nonperforming loans. Comparative measures at the end of 1992 were $205 million or 3.11% of loans, 93% coverage of total nonperforming assets and 144% coverage of total nonperforming loans. Improvement in the two coverage ratios was due to the significant reduction in nonperforming assets. Detail of the activity in the allowance for loan losses for the past five years is shown in Table 6. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Although the allowance for loan losses is a general allowance applicable to all loan categories, the allocation provided in Table 6 is made to provide an indication of the relative risk assessment of the components of the loan portfolio.

Noninterest Income

Noninterest income increased 14% in 1993 following a 7% decrease in 1992. Excluding securities gains, noninterest income increased $31.2 million or 15% over 1992, compared with a 1992 increase of $29.2 million or 16% over 1991. The 1993 increase in noninterest income reflected growth in the core noninterest income categories of trust and investment advisory income, service charges on deposit accounts and bank card-related fee income, as well as higher mortgage servicing and origination income. Trust and investment advisory income increased $6.4 million or 13% over 1992 due primarily to a higher level of assets under management. In 1993, trust assets held by Crestar's Trust and Investment Management Group topped $30 billion, and assets under management totaled $8.4 billion at year-end 1993. Service charges on deposit accounts grew $5.5 million or 7% over 1992. In 1992, increased income from service charges on deposit accounts was the most significant contributing factor to higher noninterest income excluding securities gains. These improvements for both years reflected a higher transaction deposit base as well as price increases and higher transaction volume. Bank card-related income rose $4.4 million or 19% in 1993 over 1992, aided by promotional activities that provided a 73% increase in loan balances from year-end 1992 to 1993. Mortgage origination and servicing-related income grew $7.6 million or 24% in 1993 following a $9.2 million or 40% increase in 1992. In both years, higher origination volume generated during the low interest rate environment and the related refinancing activity, as well as gains from the sale of mortgage servicing rights, contributed to the increases. In 1993, mortgage originations totaled over $3.0 billion, compared

Table 8    Noninterest Expense

In thousands                                1993         1992         1991         1990         1989
Salaries                                $216,248     $195,089     $176,113     $167,028     $160,193
Benefits                                  46,378       38,749       32,908       31,131       33,491
- ----------------------------------------------------------------------------------------------------
  Total personnel                        262,626      233,838      209,021      198,159      193,684
Occupancy -- net                          38,359       35,654       32,683       31,293       28,767
Equipment                                 24,122       24,011       22,916       23,797       23,749
Communications                            21,136       19,334       18,149       17,798       17,921
Stationery, printing and supplies          7,133        6,451        6,086        7,885        8,542
Professional fees and services            13,487       15,898       13,244        9,769        8,085
Loan expense                               9,034        8,409        5,797        6,105        5,954
FDIC premiums                             22,847       21,003       17,806       10,057        6,958
Advertising and marketing                 13,709        8,137        7,866       11,608       12,773
Transportation                             5,388        5,357        5,610        5,866        5,692
Outside data services                     14,879       11,769       11,923       10,533        8,366
Bank franchise tax                         2,810        2,845        3,330        3,201        2,889
Amortization of purchased intangibles     21,926       13,630       12,338       10,154        9,063
Miscellaneous                             32,511       35,279       27,019       29,508       27,914
- ----------------------------------------------------------------------------------------------------
  Subtotal                               489,967      441,615      393,788      375,733      360,357
Foreclosed properties                     33,055       60,188       11,833        3,106        2,437
- ----------------------------------------------------------------------------------------------------
  Total noninterest expense             $523,022     $501,803     $405,621     $378,839     $362,794
====================================================================================================

with $2.5 billion in 1992. As a consequence, Crestar's loan servicing portfolio grew to $6.7 billion at December 31, 1993 from $4.8 billion at year-end 1992.

Noninterest Expense

Noninterest expense increased $21.2 million or 4% in 1993 following an increase of $96.2 million or 24% in 1992. Excluding foreclosed properties expense, noninterest expense increased 11% in 1993 and 12% in 1992. The 1993 increase reflected acquisition-related costs as well as expenses incurred in growing noninterest revenue-generating businesses such as mortgage, investment banking and bank card. Additional expenses arising from the CFS acquisition were approximately $11.6 million for 1993. Expense increases in the mortgage and investment banking and sales groups amounted to approximately $17.2 million over 1992, driven largely by refinance-related amortization of purchased mortgage servicing rights and volume-based commission expense incentives. Expense increases in the bank card group were approximately $5.8 million in 1993 reflecting direct promotional expenses and volume-driven staffing increases. Excluding these direct expenses and the impact of foreclosed properties expense, noninterest expense increased 4% in 1993.

     Foreclosed properties expense of $33.1 million was down $27.1 million or 45% from 1992. Market write-downs on foreclosed properties in 1993 were $4.5 million versus $24.0 million in 1992. Net losses on the sale of foreclosed properties were $4.9 million in 1993 compared with $1.6 million in 1992. A $6.4 million provision for losses on foreclosed properties was recorded in 1993 compared with a $12.0 million provision recorded in 1992.

     Crestar adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS
106) in the first quarter of 1993. The effect of adopting this statement was to increase 1993 employee benefit expense by approximately $2.1 million. Financial statement note 18 contains additional information regarding SFAS 106.

     Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was issued in the fourth quarter of 1992. This Statement, effective in 1994, relates to accounting for benefits provided to former or inactive employees after employment but before retirement and requires employers to recognize a liability for such benefits when certain conditions are met. Crestar expects to incur a pre-tax charge of approximately $2.0 million in the first quarter of 1994 upon adoption of this accounting standard.

     Total capital expenditures for 1993, 1992 and 1991 were approximately $54.6 million, $45.9 million and $45.5 million, respectively. The 1993

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


figure included expenditures for branch and office refurbishments, and new branch computer technology. Expenditures in 1994 are anticipated to approximate $65.0 million and will include amounts for the construction of a new headquarters building for Crestar Mortgage Corporation.

Income Taxes

In 1993, income tax expense was $63.0 million, up from $19.7 million in 1992 and $6.1 million in 1991. The 1993 increase was attributable to higher earnings. The effective tax rates for 1993, 1992 and 1991 were 31.0%, 19.8% and 15.2%, respectively.

     Effective January 1, 1993, Crestar adopted the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As shown in financial statement note 13, the effect of adoption was a reduction of first quarter income tax expense of $540 thousand. Under this method, deferred tax assets and liabilities are based on the differences between financial statement and tax basis of assets and liabilities. The tax effects of these differences are measured using enacted tax rates that will be effective for the period during which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if, and to the extent, it is more likely than not that the deferred tax assets will not be fully realized. In management's judgment, no valuation allowance was necessary at December 31, 1993. Deferred tax expense is measured by the change in the net deferred tax assets or liabilities for the period.

     The Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, changed the federal corporate income tax rate from 34% to 35% retroactive to January 1, 1993. The increase in the statutory tax rate did not have a material impact on Crestar's 1993 income tax expense because the $1.8 million impact of the tax rate increase was partially offset by a $1.6 million favorable deferred tax adjustment resulting from revaluing the net deferred tax assets at the new statutory rate.

     Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT). The excess of the AMT over regular tax is, generally, a credit available to reduce future income tax expense. In 1992, income tax expense was reduced by $6.5 million by the utilization of 1991 and 1990 AMT credit carryforwards.

Liquidity And Interest Sensitivity

Bank liquidity is the ability to meet potential cash outflows promptly and in a cost-effective manner. Liquidity is provided through the ability to generate new deposits or borrowings as needed, longer-term investment securities that can serve as collateral for borrowings, marketable short-term investments, and maturing loans and investments.

     Core deposits provide a typically stable source of liquidity. Interest-bearing core deposits represented 65% of total funding sources at December 31, 1993 compared with 66% at December 31, 1992. Core deposits are supplemented by additional sources of liquidity in the form of short-term borrowings and large CDs, normally available from both national and local markets. While Crestar's short-term borrowings consist largely of local funds, national sources are also utilized to acquire term funds. Crestar's liquidity position is actively managed on a daily basis, monitored regularly by the Asset/Liability Management Committee (ALCO) and reviewed periodically with the Board of Directors. ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, accepting manageable interest rate risk, adhering to conservative financial management practices and following prudent dividend policies.

     Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates and is measured in several ways. Crestar's goal is to limit interest rate exposure to prudent levels as determined by ALCO. The primary tool used by ALCO is net interest income simulations. A two-year net interest income forecast based on a "most likely" interest rate forecast is prepared regularly, as are net interest income forecasts based on alternative high and low interest rate scenarios. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in simulations. The high- and low-rate forecasts are compared to the "most likely" scenario. ALCO evaluates and limits the amount of net interest income at risk in the high and low scenarios.

     A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest

Table 9    Interest Sensitivity Analysis

December 31, 1993
In millions                                                   Maturity/Rate Sensitivity
                                             -----------------------------------------------------------
                                                within         2-3         4-6        7-12          over
Uses of Funds                                one month      months      months      months      one year        Total
Loans:
  Commercial                                 $ 2,014.0    $   37.6    $   49.1    $   50.6      $  456.8    $ 2,608.1
  Tax-exempt                                     173.0         1.5         2.4         4.5          49.5        230.9
  Instalment                                     669.6        64.9        90.9       225.8         481.7      1,532.9
  Bank card                                       40.2        55.1        32.8        49.3         798.8        976.2
  Real estate                                    485.7       126.4       193.6       187.4         720.8      1,713.9
  Construction                                   187.8          .3          .5        16.7          19.2        224.5
  Foreign                                           .7          --          --          --            --           .7
Investment securities                            167.4        84.7        67.3       217.4       1,287.8      1,824.6
Securities held for sale                         155.7        78.8        62.6       202.3       1,197.6      1,697.0
Money market investments                         645.7          --         4.9          --            --        650.6
Mortgage loans held for sale                     591.2          --          --          --            --        591.2
- ---------------------------------------------------------------------------------------------------------------------
Total earning assets                           5,131.0       449.3       504.1       954.0       5,012.2     12,050.6
Interest sensitivity hedges on assets            (81.8)     (731.2)     (614.0)       20.0       1,407.0           --
- ---------------------------------------------------------------------------------------------------------------------
  Total uses                                 $ 5,049.2   $  (281.9)  $  (109.9)   $  974.0      $6,419.2    $12,050.6
=====================================================================================================================
Sources of Funds
Interest checking deposits                   $ 1,791.1   $      --   $      --    $     --      $     --    $ 1,791.1
Money market deposit accounts                  2,214.5          --          --          --            --      2,214.5
Regular savings deposits                       1,241.6          --          --          --            --      1,241.6
Money market certificates and
  other domestic time deposits                   322.7       416.4       587.0       640.9         669.1      2,636.1
Certificates of deposit
  $100,000 and over                               23.9         6.3         2.0         7.3           6.4         45.9
Deposits in foreign offices                        1.8          --          --          --            --          1.8
Short-term borrowings                          1,616.4          .3          --          --            --      1,616.7
Long-term debt                                      .1          .3          .3          .6         189.9        191.2
- ---------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities           7,212.1       423.3       589.3       648.8         865.4      9,738.9
Other sources - net                                 --          --          --          --       2,311.7      2,311.7
Interest sensitivity hedges on liabilities        25.0        10.0          --       (35.0)           --           --
- ---------------------------------------------------------------------------------------------------------------------
  Total sources                              $ 7,237.1    $  433.3    $  589.3    $  613.8      $3,177.1    $12,050.6
=====================================================================================================================
Cumulative maturity/rate
  sensitivity gap                            $(2,187.9)  $(2,903.1)  $(3,602.3)  $(3,242.1)     $     --    $      --
=====================================================================================================================
Adjustments
Beta adjustments:
  Interest checking (beta factor .20)        $ 1,432.9
  Money market accounts
    (beta factor .56)                            974.4
  Regular savings (beta factor .11)            1,105.0
Demand deposit sensitivity                      (911.7)
- ---------------------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivity gap                             $  412.7   $  (302.5)  $(1,001.7)  $  (641.5)     $     --    $      --
=====================================================================================================================

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


rates. This approach to interest rate risk provides a longer term view of the risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations. The banking industry, including regulators, is moving toward a market value type of interest sensitivity assessment. Crestar has been developing this tool and will incorporate it as another component of interest rate risk management to supplement the results achieved through simulation.

     The final interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. Although crude by today's standards, it remains the most commonly available interest rate risk measurement technique. Table 9 reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 1993. At that point in time, Crestar had a cumulative negative six-month gap with $3.6 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

     In addition to the traditional gap measurement presentation, Table 9 also presents interest sensitivity on an adjusted basis. The first of the adjustments reflects the tendency for movements in consumer deposit rates to lag movements in open market rates. This adjustment is made through the use of beta factors, which recognize that certain consumer deposit rates are less interest-sensitive than open market rates. These beta factors are based on a historic ratio of actual changes in consumer deposit rates to changes in market rates. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's commercial demand deposit balances to the level of interest rates. On a cumulative six-month basis at December 31, 1993, Crestar had a negative adjusted gap of $1.0 billion excess of interest-sensitive sources of funds over uses of funds.

     The Corporation, in managing its interest rate risk, enters into a variety of interest rate caps, floors and swaps. The Corporation performs normal credit reviews on each counterparty when undertaking these transactions. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions; however, amounts potentially subject to credit risk are much smaller than the notional amounts. At December 31, 1993, the notional amount of interest rate caps, floors and swaps (excluding customer positions where Crestar acts simply as an intermediary) was $2.1 billion. Net unrealized gains on these instruments totaled $21.2 million as of year-end 1993. Financial statement note 22 contains additional information pertaining to these types of agreements.

     Estimated fair values of financial instruments held at December 31, 1993 and 1992 are presented in financial statement note 23. Management is concerned about the comparability of fair value estimates between financial institutions due to the wide range of valuation techniques utilized and the numerous estimates and assumptions that must be made, given the absence of active secondary markets for many financial instruments. This is particularly true for estimated fair values computed for loan portfolios and deposit liabilities. Lack of uniform valuation methodologies introduces a great degree of subjectivity to such fair value estimates.

     A brief description of the methodologies used in computing fair value estimates, and the resulting estimated fair values, are provided in financial statement note 23. Crestar's loan portfolio, which constitutes the Corporation's largest financial instrument asset category, had an estimated fair value significantly in excess of recorded book value at December 31, 1993. An environment of decreasing interest rates, coupled with improving credit quality trends, were major factors in the determination of the estimated fair value for net loans. Deposit liabilities payable on short notice or demand, which constituted over 74% of Crestar's total deposits at December 31, 1993, were assigned an estimated fair value equal to the balance payable on demand, in accordance with mandatory accounting standards; however, recent purchase transactions of bank deposits have generally reflected premiums of approximately 1% to 4% of recorded book value, reflecting the relationship value of such deposits over their projected life and their value as a low cost source of funds.

     With respect to the investment securities portfolio, market value exceeded book value at December 31, 1993 by $21.1 million, consisting of $23.1 million in unrealized gain positions and $2.0 million in unrealized loss positions. Securities held for sale were in a similar position, with market value exceeding book value at December 31, 1993 by $32.8 million, consisting of $33.9 million in unrealized gain positions and $1.1 million in unrealized loss positions.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), will be adopted by Crestar in the first quarter of 1994. In future reporting periods, securities classified as available for sale will be reported at fair value, with unrealized gains or losses (net of tax effect) excluded from earnings and reported as a component of shareholders' equity. Upon implementation of SFAS 115 in the first quarter of 1994, Crestar expects to classify approximately $2.9 billion of securities with an unrealized gain of $46 million (as of January 1, 1994) as securities available for sale. The total unrealized gain on securities available for sale, net of deferred taxes, will be recorded as an increase to shareholders' equity upon adoption of SFAS 115. The unrealized net gain (or loss) on securities available for sale recorded as a component of shareholders' equity will be subject to change in future periods due to fluctuations in market values, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

     Debt ratings are presented in Table 10. In the third quarter of 1993, Standard & Poor's raised its ratings on Crestar's subordinated notes from BBB-to BBB. In its announcement, Standard & Poor's cited Crestar's strong financial condition, a continuing trend of

Table 10    Debt Ratings
(as of January 31, 1994)

                               Standard     Thomson
Security             Moody's   & Poor's   BankWatch
81/4% Subordinated
  Notes due 2002        Baa2        BBB        BBB+
85/8% Subordinated
  Notes due 1998        Baa2        BBB        BBB+
Commercial Paper         P-2        NR*       TBW-1
Crestar Bank
  Deposit Notes:
    Long-Term             A2         A-         NR*
    Short-Term           P-1        A-2       TBW-1
===================================================

*Not rated

improving profitability and conservative risk management practices as reasons for the rating upgrade.

Sources Of Funds

Crestar's largest and most important funding source is core deposits, which increased $607 million or 6% over December 31, 1992 compared with growth of 10% in 1992. Total core deposits attributable to the May 1993 CFS acquisition were approximately $560 million at December 31, 1993. The largest increase over 1992 was in savings accounts, which increased $325 million or 36%. Transaction accounts, which include demand, interest checking and money market deposit accounts, grew $396 million or 7% over 1992. These increases reflect successful promotional campaigns for the Crestar Key Account, an integrated account linking checking, savings and money market accounts together on one statement, allowing combined balances to reduce service charges. The increased savings and transaction accounts were partially offset by declines in money market certificates, which fell $63 million or 10%, and other domestic time deposits, which decreased 2% from 1992. These declines reflect the low interest rate environment and consumer preferences for short-term investments in such times. Crestar's acquisitions of various financial institutions, as discussed in financial statement note 2, are expected to add approximately $1.5 billion in deposits in 1994.

     Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs), deposits in foreign offices, and short-term borrowings. Total purchased liabilities decreased $14 million or 1% from December 31, 1992. The mix of purchased liabilities continued to shift away from large CDs into short-term borrowings, coinciding with liquidity needs and balance sheet management strategies in a low interest rate environment. At December 31, 1993, approximately 51% of Crestar's purchased funds consisted of funds invested by local customers and, as such, are less volatile than other categories of purchased funds. National sources accounted for 49% of purchased liabilities. At December 31, 1993, Crestar had $2.4 billion market value of unpledged marketable securities.

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Table 11    Analysis Of Investment Securities Portfolio/1/

                                                                                                 Average         Average
December 31, 1993                                                                               Expected          Stated
                                            Par     Carrying       Market        Average        Maturity        Maturity
Dollars in thousands                      Value        Value        Value       Yield/2/       (Yrs/Mos)       (Yrs/Mos)
U.S. Treasury:
  Within one year                    $    3,000   $    2,998   $    3,016           7.20%
  One to five years                      27,000       26,701       26,610           5.00
  Five to ten years                       7,000        7,196        7,274           5.80
- ------------------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury                    37,000       36,895       36,900           5.30           04/07           04/07
- ------------------------------------------------------------------------------------------------------------------------
Federal agencies:
  Within one year                         3,200        3,200        3,233           7.30
  Five to ten years                       5,341        5,666        5,643           5.60
  After ten years                            96           96          101           8.00
- ------------------------------------------------------------------------------------------------------------------------
  Total Federal agencies                  8,637        8,962        8,977           6.30           05/01           05/04
- ------------------------------------------------------------------------------------------------------------------------
Mortgage-backed obligations
  of Federal agencies:
  One to five years                      14,495       14,981       15,002           4.90
  Five to ten years                     168,016      169,254      170,894           5.00
  After ten years                     1,236,503    1,253,284    1,269,077           6.40
- ------------------------------------------------------------------------------------------------------------------------
  Total mortgage-backed
    obligations of Federal agencies   1,419,014    1,437,519    1,454,973           6.20           09/04           13/10
- ------------------------------------------------------------------------------------------------------------------------
States and political subdivisions:
  Within one year                         3,412        3,414        3,460           9.40
  One to five years                      21,105       21,208       22,497          10.10
  Five to ten years                      12,465       12,459       12,847           8.00
  After ten years                        47,630       47,040       48,199          10.10
- ------------------------------------------------------------------------------------------------------------------------
  Total states and political
    subdivisions                         84,612       84,121       87,003           9.80           10/01           10/07
- ------------------------------------------------------------------------------------------------------------------------
Other interest-earning:
  Within one year                         1,295        1,295        1,290           5.40
  One to five years                       6,385        6,398        6,413           5.30
  Five to ten years                     113,809      113,680      113,639           5.60
  After ten years                        79,679      110,136      110,908           4.75
- ------------------------------------------------------------------------------------------------------------------------
  Total other interest-earning          201,168      231,509      232,250           5.23           03/07           12/05
- ------------------------------------------------------------------------------------------------------------------------
  Total interest-earning
    investments                       1,750,431    1,799,006    1,820,103           6.20           08/03           13/04
Common and preferred stocks              22,919       25,611       25,611           4.20
- ------------------------------------------------------------------------------------------------------------------------
  Total portfolio                    $1,773,350   $1,824,617   $1,845,714           6.20%
========================================================================================================================

1 Maturity line classifications are based on stated maturity

2 Tax-equivalent basis at December 31, 1993

Table 12    Securities Of States And
Political Subdivisions By Quality Rating


December 31, 1993             Carrying        Percent
Dollars in thousands             Value       of Total
Moody's Ratings:
  Aaa                          $50,874          60.5%
  Aa                            24,306          28.9
  A                              3,571           4.2
  Baa                              356            .4
  Not rated by Moody's           5,014           6.0
- -----------------------------------------------------
    Total                      $84,121         100.0%
=====================================================

Table 13    Loan Portfolio Analysis

December 31,
Dollars in millions                 1993           1992           1991           1990           1989
                                -----------    -----------    -----------    -----------    -----------
                                    $     %        $     %        $     %        $     %        $     %
Commercial                      2,608    36    2,635    40    3,045    43    3,442    45    3,570    46
Tax-exempt                        231     3      289     4      343     5      399     5      462     6
Instalment                      1,533    21    1,360    21    1,367    19    1,415    18    1,396    18
Bank card                         976    13      564     9      567     8      546     7      492     6
Real estate:
  Residential                     945    13      776    12      594     8      553     7      579     8
  Income property                 769    11      744    11      674    10      645     9      540     7
- -------------------------------------------------------------------------------------------------------
  Total real estate             1,714    24    1,520    23    1,268    18    1,198    16    1,119    15
- -------------------------------------------------------------------------------------------------------
Construction                      224     3      214     3      473     7      680     9      724     9
Foreign governments
  and official institutions         1    --       --    --        3    --       --    --        6    --
- -------------------------------------------------------------------------------------------------------
Total loans -- net of
  unearned income               7,287   100    6,582   100    7,066   100    7,680   100    7,769   100
=======================================================================================================

Uses Of Funds

Total earning assets at December 31, 1993 increased $692 million or 6% from year-end 1992 compared with an 11% increase in 1992. The 1993 increase reflected approximately $600 million related to the CFS acquisition. In 1992, higher levels of securities held for sale, money market investments and mortgage loans held for sale were partially offset by a decline in loans.

     Total securities (both investment and held for sale) increased $293 million or 9% over December 31, 1992 partly due to acquired CFS securities. This followed a $1.2 billion or 58% increase in 1992, primarily due to the purchase of U.S. Treasury securities classified in the held for sale category. The composition of long-term investment securities along with related yield and maturity information as of December 31, 1993 is presented in Table 11. Both average expected maturity and actual stated maturity are shown in Table 11. The average expected maturity considers prepayments and amortization, resulting in a more realistic measure of maturities than actual stated maturity. The "Other interest-earning" category consists largely of collateralized mortgage obligations and certificates of automobile collateralized receivables. Crestar's holdings of tax-exempt securities have declined over the past five years and management expects that trend to continue as maturities occur within the portfolio. Table 12 presents the distribution of tax-exempt securities by investment grade as determined by Moody's Investors Service. All of the $5.0 million of securities shown as not rated by Moody's at year end are rated A or better by Standard & Poor's. None of Crestar's securities holdings by individual issuer (excluding U.S. Treasury and Federal agencies) exceeded 10% of total shareholders' equity at December 31, 1993.

     During 1993, over $350 million in U.S. Treasury securities and almost $15 million in adjustable rate preferred stock were sold from the held for sale category for net gains of $2.2 million. In 1992, sales of government agency mortgage-backed securities from the held for sale category resulted in gains of $3.6 million.

     Money market investments decreased a total of $530 million or 45% from December 31, 1992, reflecting an appropriate level of money market investments given liquidity needs and balance sheet management strategies. In 1992, money market investments increased $202 million or 21% over December 31, 1991 primarily in the area of short-term U.S. Treasury securities, reflecting liquidity enhancement measures as well as the investment of funds received from the October 1992 stock issuance. Increased activity at Crestar Mortgage Corporation contributed to a higher level of mortgage loans held for sale, which increased $224 million over December 31, 1992.

     Year-end total loans net of unearned income increased $705 million or 11% in 1993 after decreas-

- -------------------------------------------------------------------------------
Management's Discussion
- -------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Table 14    Loans To Real Estate
Developers And Investors (REDI)

                                      December 31,
                                ------------------------
In millions                         1993            1992
Commercial --
  Developer lines               $  101.1        $  103.0
Tax-exempt:
  Construction                        .2              .5
  Income property mortgage          82.0            93.5
Real estate mortgage --
  Income property                  769.0           743.6
Construction                       191.0           199.1
- --------------------------------------------------------
  Total REDI loans              $1,143.3        $1,139.7
========================================================

Table 15    Loans To Real Estate Developers And Investors-
Geographic Distribution And Property Type

December 31, 1993                                          Region
                                          -------------------------------------------
                               Total       Greater
In millions                 Corporation   Washington   Eastern    Western     Capital
                            -----------   ----------   -------    -------     -------
Land acquisition and
  development                $  121.8      $ 65.6      $ 42.4      $  5.5      $ 8.3
Residential developments        217.6        85.5        87.4        41.0        3.7
Commercial projects:
  Office buildings              181.3       119.8        31.5        16.5       13.5
  Retail stores and malls       207.6       147.4        42.1         9.7        8.4
  Hotels and motels              79.7        40.9        29.2         9.6         --
  Industrial buildings          150.3       103.1        19.1         5.0       23.1
- ------------------------------------------------------------------------------------
    Total commercial
      projects                  618.9       411.2       121.9        40.8       45.0
- ------------------------------------------------------------------------------------
Special use                      84.2        35.0        22.4        20.3        6.5
Other                           100.8        51.1        18.3         1.2       30.2
- ------------------------------------------------------------------------------------
  Total REDI loans           $1,143.3      $648.4      $292.4      $108.8      $93.7
====================================================================================

ing 7% in 1992. Period-end loans attributable to the CFS acquisition were approximately $480 million. In 1992, loans decreased largely due to the effects of a sluggish economy and weak loan demand. The largest category of loans, commercial loans, remained relatively flat in 1993 following a 13% decrease in 1992. The balance of tax-exempt loans continued to decline, decreasing 20% in 1993. Instalment loans increased 13% in 1993, reflecting both the CFS acquisition and internally generated growth in indirect loans. In 1992, instalment loans decreased 1%. Bank card loans increased $412 million or 73% in 1993 as a result of the aforementioned promotional activity. In 1992, bank card loans decreased 1%.

     Real estate mortgage loans increased $194 million or 13% over 1992, and real estate construction loans increased $10 million or 5% over last year, primarily due to the CFS acquisition. Based upon Standard Industrial Classification codes used for bank regulatory reporting purposes, the Corporation had no aggregate loan concentrations of 10% or more of total loans in any particular industry at year-end 1993. However, under a broader view of the portfolio, Crestar had $1.1 billion in REDI loans outstanding at year-end 1993 and 1992. This represented 16% and 17% of total loans at December 31, 1993 and 1992, respectively. Although the balance of REDI loans at December 31, 1993 increased slightly from December 31, 1992, excluding $148 million acquired in connection with CFS, REDI balances declined $144 million or 13% from 1992. Generally, REDI balances have shown a downward trend over the past several years due to migration into foreclosed properties, sales of projects, paydowns and pay-outs of construction and income property projects, and charge-offs and write-downs. Diversification of the portfolio by geographic region and by project type is detailed in Table 15. Crestar's Greater Washington region comprises the largest portion of this portfolio, with the primary exposure in this region being commercial in nature. The second largest portion of Crestar's real estate portfolio is in its Eastern region, with exposure in this region primarily in the residential sector.

Risk Elements

Nonperforming assets consist of nonaccrual loans, formally restructured loans and foreclosed properties. Generally, loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid or collection of all principal and interest is unlikely. Loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis. Properties are considered foreclosed if acquired through traditional legal procedures or in settlement of loans, or when the customer has abandoned the property to Crestar. Past due loans are loans which are delinquent 90 days or more but which are currently not in nonaccrual status based on various accounting and collectibility criteria. Table 16 presents the level of these assets for the past five years and Tables 17 and 18 summarize quarterly activity in nonperforming loans and foreclosed properties for 1993 and 1992.

     At December 31, 1993, nonperforming assets of $96.8 million were down 56% from December 31, 1992, despite $18.4 million of acquisition-related additions in 1993, $6.5 million of which was remaining at December 31, 1993. REDI nonperforming assets totaled $62.3 million and comprised 64% of total nonperforming assets and 5% of total REDI loans at December 31, 1993. REDI nonperforming assets decreased 57% from December 31, 1992. Apart from the REDI portfolio, commercial nonperforming assets declined steadily during the year and consumer nonperforming assets were negligible throughout 1993. Foreclosed properties at December 31, 1993 declined 78% from December 31, 1992. Included at December 31, 1993 was a $5.6 million valuation allowance to address exposure to prevailing market and economic conditions and the potential impact of such conditions on the marketability of the portfolio. Total nonperforming assets at December 31, 1994 are expected to drop slightly from December 31, 1993 barring an unexpected deterioration in the economy; however, interim periods in 1994 could show increases in total nonperforming balances due to announced acquisitions.

     Potential problem loans consist of loans that are currently performing in accordance with contractual

- --------------------------------------------------------------------------------
Management's Discussion
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Table 16    Nonperforming Assets And Past Due Loans


December 31,
Dollars in thousands
Nonaccrual loans:                               1993         1992         1991         1990        1989
  Commercial                                 $37,788     $ 87,121     $144,830     $ 81,876     $45,280
  Instalment                                     902          930        1,440        2,230       4,171
  Real estate                                 33,548       45,422       48,247       69,724      16,605
  Construction                                 5,843        8,506       48,745       48,614         886
- -------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                    78,081      141,979      243,262      202,444      66,942
Restructured loans                             1,733          249       27,005       18,244       1,187
- -------------------------------------------------------------------------------------------------------
    Total nonperforming loans                 79,814      142,228      270,267      220,688      68,129
Foreclosed properties -- net                  16,951       78,584       79,692       16,516       7,011
- -------------------------------------------------------------------------------------------------------
    Total nonperforming assets               $96,765     $220,812     $349,959     $237,204     $75,140
=======================================================================================================
Past due loans:
  Commercial                                 $ 2,089     $  3,252     $  3,364     $  8,046     $ 5,256
  Instalment:
    Student                                    7,879        9,057       11,456       33,860       9,307
    Other                                      1,049        2,562        1,701        1,354       1,917
  Bank card                                    6,216        7,266        7,935        7,805       6,102
  Real estate                                  7,758        3,779        4,587        4,237       3,321
  Construction                                   197           46        3,760          528         553
- -------------------------------------------------------------------------------------------------------
    Total past due loans                     $25,188     $ 25,962     $ 32,803     $ 55,830     $26,456
=======================================================================================================
Nonperforming assets to:
  Loans and foreclosed properties -- net        1.32%        3.32%        4.90%        3.08%        .97%
  Total assets                                   .73         1.74         2.96         2.00         .66
Allowance for loan losses to:
  Nonperforming assets                           218           93           60           63         124
  Nonperforming loans                            264          144           78           68         137
Allowance for loan losses plus shareholders'
  equity to nonperforming assets               13.16x        5.27x        2.87x        3.88x      11.23x
=======================================================================================================

Table 17    Nonperforming Loans--Quarterly Activity


In millions                                          Three Months Ended
                         -----------------------------------------------------------------------------
                                         1993                                    1992
                         -------------------------------------   -------------------------------------
                         Dec. 31  Sept. 30   June 30   Mar. 31   Dec. 31  Sept. 30   June 30   Mar. 31
Beginning balance         $100.1    $117.8    $118.9    $142.2    $143.4    $195.8    $233.8    $270.3
- ------------------------------------------------------------------------------------------------------
Acquisition additions         --        --       9.5        --        --        --        --        --
Other additions             24.7      11.7      23.4      20.8      41.4      14.1      92.7      44.7
Payments, sales
  and reductions           (22.8)    (15.8)    (10.8)    (10.1)     (9.6)    (17.7)    (25.4)    (11.5)
Charge-offs                 (7.6)     (9.5)    (10.3)    (15.4)    (19.3)    (16.4)    (27.9)    (22.0)
Reinstatements to
  accrual status           (10.3)     (2.8)     (9.4)    (10.5)     (7.3)     (1.4)    (19.7)    (28.7)
Transfers to foreclosed
  properties                (4.3)     (1.3)     (3.5)     (8.1)     (6.4)    (31.0)    (57.7)    (19.0)
- ------------------------------------------------------------------------------------------------------
Net decrease               (20.3)    (17.7)     (1.1)    (23.3)     (1.2)    (52.4)    (38.0)    (36.5)
- ------------------------------------------------------------------------------------------------------
Ending balance            $ 79.8    $100.1    $117.8    $118.9    $142.2    $143.4    $195.8    $233.8
======================================================================================================

Table 18    Foreclosed Properties--Quarterly Activity


In millions                                                Three Months Ended
                              ----------------------------------------------------------------------------
                                               1993                                    1992
                              -------------------------------------   ------------------------------------
                              Dec. 31  Sept. 30   June 30   Mar. 31   Dec. 31  Sept. 30   June 30  Mar. 31
Beginning balance              $ 34.7    $ 45.0    $ 75.0    $ 78.6    $122.7    $119.9    $ 85.2    $79.7
- ----------------------------------------------------------------------------------------------------------
Acquisition additions -- net       --        --       8.9        --        --        --        --       --
Additions                         4.3       3.4       7.7      11.0      11.6      33.6      59.1     21.6
Market write-downs               (4.9)     (1.5)     (2.8)     (2.9)     (7.4)     (5.6)     (7.9)    (6.2)
Reductions                      (18.2)    (12.2)    (36.3)    (11.7)    (48.3)    (13.2)    (16.5)    (9.9)
Provision for losses              1.1        --      (7.5)       --        --     (12.0)       --       --
- ----------------------------------------------------------------------------------------------------------
  Net increase (decrease)       (17.7)    (10.3)    (30.0)     (3.6)    (44.1)      2.8      34.7      5.5
- ----------------------------------------------------------------------------------------------------------
Ending balance                 $ 17.0    $ 34.7    $ 45.0    $ 75.0    $ 78.6    $122.7    $119.9    $85.2
==========================================================================================================

Table 19    Nonaccrual Loans As A Percent Of Loan Category


December 31,    1993    1992    1991    1990    1989
Commercial      1.3%    3.0%    4.3%    2.1%    1.1%
Instalment       .1      .1      .1      .1      .2
Real estate     2.0     3.0     3.8     5.8     1.5
Construction    2.6     4.0    10.3     7.2      .1
- ---------------------------------------------------
  Total         1.1%    2.2%    3.4%    2.6%     .9%
===================================================

terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At December 31, 1993, such potential problem loans that are not included in Table 16 as nonperforming or past due loans amounted to approximately $205 million. In addition, $14 million of standby letters of credit in various industries were being monitored at December 31, 1993. Depending on changes in the economy and other future events, these loans and others not presently identified could be classified as nonperforming assets in the future. There are no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed above, that either (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). Effective January 1, 1995, SFAS 114 requires that impaired loans within the scope of the statement be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate. Crestar currently believes the impact on results of operations of adopting SFAS 114 will be immaterial.

Inflation

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices; therefore, the Corporation can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

- --------------------------------------------------------------------------------
Consolidated Balance Sheets
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries



Dollars in thousands                                                             December 31,
                                                                          ---------------------------
                                                                                 1993            1992
Assets          Cash and due from banks (note 16)                         $   716,652     $   754,583
                Investment securities, market value $1,845,714 in 1993
                  and $1,707,728 in 1992 (notes 3 and 22)                   1,824,617       1,684,900
                Securities held for sale (note 4)                           1,697,000       1,544,049
                Money market investments (note 5)                             650,633       1,181,032
                Mortgage loans held for sale                                  591,233         367,235
                Loans -- net of unearned income (notes 6, 16 and 22):
                  Commercial                                                2,608,069       2,634,522
                  Tax-exempt                                                  230,852         289,200
                  Instalment                                                1,532,936       1,359,783
                  Bank card                                                   976,200         563,752
                  Real estate                                               1,713,876       1,519,914
                  Construction                                                224,460         214,497
                  Foreign                                                         729              53
                -------------------------------------------------------------------------------------
                    Loans -- net of unearned income of $2,988 and $7,847
                      at December 31, 1993 and 1992, respectively           7,287,122       6,581,721
                  Less: Allowance for loan losses (note 7)                   (210,958)       (205,017)
                -------------------------------------------------------------------------------------
                    Loans -- net                                            7,076,164       6,376,704
                -------------------------------------------------------------------------------------
                Premises and equipment -- net (notes 8 and 12)                302,704         280,508
                Customers' liability on acceptances                            11,578          20,056
                Intangible assets -- net (note 9)                              96,152          82,227
                Foreclosed properties -- net (notes 6 and 10)                  16,951          78,584
                Other assets                                                  303,263         304,839
                -------------------------------------------------------------------------------------
                    Total Assets (note 23)                                $13,286,947     $12,674,717
=====================================================================================================
Liabilities     Demand deposits                                           $ 2,234,536     $ 1,997,194
                Interest checking deposits                                  1,791,100       1,590,873
                Money market deposit accounts                               2,214,537       2,255,741
                Regular savings deposits                                    1,241,592         916,252
                Money market certificates                                     538,869         601,992
                Other domestic time deposits                                2,097,448       2,148,976
                Certificates of deposit $100,000 and over                      45,914          66,693
                Deposits in foreign offices                                     1,782           3,782
                -------------------------------------------------------------------------------------
                    Total deposits                                         10,165,778       9,581,503
                Short-term borrowings (note 11)                             1,616,743       1,608,016
                Liability on acceptances                                       11,578          20,056
                Other liabilities                                             239,215         295,807
                Long-term debt (note 12)                                      191,156         210,430
                -------------------------------------------------------------------------------------
                    Total Liabilities (note 23)                            12,224,470      11,715,812
- -----------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock. Authorized 2,000,000 shares;
Equity           issued and outstanding:
                    Adjustable Rate Cumulative Series B, $50 stated value;
                      900,000 shares in 1992                                       --          45,000
                Common stock, $5 par value. Authorized 100,000,000 shares
                  in 1993 and 60,000,000 shares in 1992; outstanding
                  37,515,671 in 1993 and 36,156,605 in 1992                   187,578         180,783
                Capital surplus                                               248,896         188,114
                Retained earnings                                             626,003         545,008
                -------------------------------------------------------------------------------------
                    Total Shareholders' Equity (notes 12, 14, 16 and 18)    1,062,477         958,905
                -------------------------------------------------------------------------------------
                Commitments and contingencies (notes 8 and 22)
                    Total Liabilities And Shareholders' Equity            $13,286,947     $12,674,717
=====================================================================================================

See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Consolidated Statements Of Income
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries



In thousands, except per share data                                    Years Ended December 31,
                                                               ----------------------------------------
                                                                   1993            1992            1991
Income          Interest and fees on loans                     $575,085        $617,686        $735,128
From            Interest on taxable investment securities       115,118         164,058         153,793
Earning         Interest on tax-exempt investment securities      6,820           9,346          11,751
Assets          Dividends on common and preferred stocks          1,558           2,264           2,423
                Interest on securities held for sale             85,331           4,234          18,987
                Income on money market investments               23,526          37,567          42,621
                Interest on mortgage loans held for sale         25,191          28,522          14,443
                ---------------------------------------------------------------------------------------
                    Total income from earning assets            832,629         863,677         979,146
- -------------------------------------------------------------------------------------------------------
Interest        Interest checking deposits                       38,001          44,278          47,164
Expense         Money market deposit accounts                    58,496          75,936          90,174
                Regular savings deposits                         31,091          26,749          19,823
                Money market certificates                        17,861          35,137          62,692
                Other domestic time deposits                     96,849         136,344         185,207
                Certificates of deposit $100,000 and over         1,975           7,651          33,927
                Deposits in foreign offices                          68             145           1,209
                ---------------------------------------------------------------------------------------
                    Total interest on deposits                  244,341         326,240         440,196
                Short-term borrowings                            43,787          38,096         101,614
                Long-term debt                                   17,489          17,197          16,201
                ---------------------------------------------------------------------------------------
                    Total interest expense                      305,617         381,533         558,011
- -------------------------------------------------------------------------------------------------------
Net Credit      Net interest  income                            527,012         482,144         421,135
Income          Provision for loan losses (note 7)               48,775          99,242         209,522
                ---------------------------------------------------------------------------------------
                    Net credit income                           478,237         382,902         211,613
- -------------------------------------------------------------------------------------------------------
Noninterest     Trust and investment advisory income             57,440          51,007          48,322
Income          Service charges on deposit accounts              79,419          73,944          57,953
                Bank card-related income                         27,500          23,141          22,694
                Gain on pension settlement (note 17)                 --              --           2,236
                Other income (note 15)                           81,669          66,736          54,459
                Securities gains (notes 3 and 4)                  2,237           3,563          48,165
                ---------------------------------------------------------------------------------------
                    Total noninterest income                    248,265         218,391         233,829
- -------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                               726,502         601,293         445,442
- -------------------------------------------------------------------------------------------------------
Noninterest     Personnel expense (notes 17 and 18)             262,626         233,838         209,021
Expense         Occupancy expense -- net                         38,359          35,654          32,683
                Equipment expense                                24,122          24,011          22,916
                Other expense (note 19)                         197,915         208,300         141,001
                ---------------------------------------------------------------------------------------
                    Total noninterest expense                   523,022         501,803         405,621
- -------------------------------------------------------------------------------------------------------
Net Income      Income before income taxes                      203,480          99,490          39,821
                Income tax expense (note 13)                     62,989          19,689           6,060
                ---------------------------------------------------------------------------------------
                Net Income                                      140,491          79,801          33,761
                Preferred dividend requirements (note 14)         2,221           2,475           2,576
                ---------------------------------------------------------------------------------------
                Net income applicable to common shares         $138,270        $ 77,326        $ 31,185
=======================================================================================================
Earnings Per Share (note 14):
                Primary                                        $   3.68        $   2.32        $    .98
                Fully diluted                                      3.67            2.32             .98
=======================================================================================================

See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Consolidated Statements Of Cash Flows
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries



In thousands                                                                     Years Ended December 31,
                                                                        ------------------------------------------
                                                                             1993             1992            1991
Operating       Net Income                                              $ 140,491       $   79,801      $   33,761
Activities      Adjustments to reconcile net income to net
                  cash provided by operating activities:
                    Provisions for loan losses, foreclosed
                      properties and other losses                          57,995          116,781         209,522
                    Depreciation and amortization of premises
                      and equipment                                        31,460           28,910          27,864
                    Securities gains                                       (2,237)          (3,563)        (48,165)
                    Amortization of unearned income                        (4,424)         (20,117)        (50,516)
                    Amortization of intangible assets                      21,926           13,630          12,338
                    Deferred income tax expense (benefit)                   9,291          (19,654)        (16,482)
                    Loss on foreclosed properties                          11,026           28,825           6,874
                    Gain on sale of mortgage servicing rights              (3,600)          (1,761)             --
                    Net decrease (increase) in trading account             14,834          159,277        (172,647)
                    Net proceeds from (purchases of) securities
                      held for sale                                      (115,141)         237,961       1,814,680
                    Net decrease (increase) in loans held for sale       (223,998)          76,103          22,154
                    Net decrease (increase) in accrued interest
                      receivable, prepaid expenses and other assets        (4,183)          51,274         (36,570)
                    Net increase (decrease) in accrued interest
                      payable, accrued expenses and other liabilities    (106,713)         (31,302)         63,497
                    Other, net                                              3,224           10,308          (2,583)
                --------------------------------------------------------------------------------------------------
                    Net cash provided (used) by operating activities     (170,049)         726,473       1,863,727
- ------------------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of investment
Activities       securities                                               792,455          609,485         374,383
                Proceeds from sales of investment securities                   --            6,473           2,812
                Purchases of investment securities                       (813,753)      (1,865,861)     (1,741,741)
                Net decrease (increase) in money market investments       522,815         (276,056)       (510,376)
                Principal collected on non-bank subsidiary loans           26,189           45,731          46,485
                Loans originated by non-bank subsidiaries                 (91,945)        (355,384)       (170,753)
                Net decrease (increase) in other loans                    (67,536)         630,973         594,632
                Purchases of premises and equipment                       (37,048)         (28,694)        (35,439)
                Proceeds from sales of foreclosed properties               75,983           86,302          35,511
                Proceeds from sale of mortgage servicing rights             7,625            2,687              --
                Net cash received from acquisitions                        26,419        1,996,067         523,150
                Other, net                                                (12,031)          (7,697)          2,626
                --------------------------------------------------------------------------------------------------
                    Net cash provided (used) by investing activities      429,173          844,026        (878,710)
- ------------------------------------------------------------------------------------------------------------------
Financing       Net increase in demand, interest checking,
Activities       money market and regular savings deposits                378,894          655,594         499,621
                Net decrease in short-term borrowings                     (33,773)         (91,615)       (594,034)
                Net decrease in certificates of deposit                  (474,560)      (2,390,537)       (790,161)
                Proceeds from issuance of long-term debt                      972          124,529              --
                Principal payments on long-term debt                      (71,072)         (76,721)         (6,608)
                Redemption of preferred stock                             (46,350)              --              --
                Cash dividends paid                                       (45,091)         (29,121)        (40,437)
                Common stock purchased and retired                        (21,054)              --              --
                Proceeds from the issuance of common stock                 14,979          108,918          13,979
                --------------------------------------------------------------------------------------------------
                    Net cash used by financing activities                (297,055)      (1,698,953)       (917,640)
- ------------------------------------------------------------------------------------------------------------------
Cash And        Increase (decrease) in cash and cash equivalents          (37,931)        (128,454)         67,377
Cash            Cash and cash equivalents at beginning of year            754,583          883,037         815,660
Equivalents     --------------------------------------------------------------------------------------------------
                Cash and cash equivalents at end of year                $ 716,652       $  754,583      $  883,037
==================================================================================================================

Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Consolidated Statements Of Changes In Shareholders' Equity
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries



                                         Shares of
                                     -----------------
                                     Common  Preferred     Preferred        Capital        Capital      Retained
In thousands                          Stock      Stock         Stock          Stock        Surplus      Earnings           Total
Balance, December 31, 1990           31,310        900      $ 45,000       $156,549       $ 87,821      $481,936      $  771,306
Net Income                               --         --            --             --             --        33,761          33,761
Cash dividends declared on:
  Preferred stock, Series B
    ($2.86 per share)                    --         --            --             --             --        (2,576)         (2,576)
  Common stock ($.86 per share)          --         --            --             --             --       (27,438)        (27,438)
Change in valuation allowance
  for marketable equity securities       --         --            --             --             --         4,277           4,277
Common stock issued:
  For acquisition of financial
    institution                         120         --            --            598          1,000            --           1,598
  Upon conversion of
    debentures (notes 12 and 14)          2         --            --              8              7            --              15
  For dividend reinvestment plan        479         --            --          2,396          6,169            --           8,565
  Upon exercise of stock options
    (net of tax benefit of $8)            7         --            --             36             59            --              95
  For thrift and profit-sharing plan    310         --            --          1,555          3,764            --           5,319
- --------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991           32,228        900      $ 45,000       $161,142       $ 98,820      $489,960      $  794,922
Net Income                               --         --            --             --             --        79,801          79,801
Cash dividends declared on:
  Preferred stock, Series B
    ($2.75 per share)                    --         --            --             --             --        (2,475)         (2,475)
  Common stock ($.80 per share)          --         --            --             --             --       (26,647)        (26,647)
Change in valuation allowance
  for marketable equity securities       --         --            --             --             --         4,369           4,369
Common stock issued:
  Upon conversion of
    debentures (notes 12 and 14)          2         --            --              9              8            --              17
  For dividend reinvestment plan        284         --            --          1,420          6,208            --           7,628
  Upon exercise of stock options
    (net of tax benefit of $444)        142         --            --            708          2,318            --           3,026
  For thrift and profit-sharing plan    51          --            --            254            886            --           1,140
  In public offering (note 14)       3,450          --            --         17,250         79,874            --          97,124
- --------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992          36,157         900      $ 45,000       $180,783       $188,114       $545,008     $  958,905
Net Income                              --          --            --             --             --        140,491        140,491
Cash dividends declared on:
  Preferred stock, Series B
    ($2.46 per share)                   --          --            --             --             --         (2,221)        (2,221)
  Common stock ($1.14 per share)        --          --            --             --             --        (42,252)       (42,252)
Change in valuation allowance
  for marketable equity securities      --          --            --             --             --          4,769          4,769
Common stock purchased
  and retired (note 14)               (522)         --            --         (2,612)            --        (18,442)       (21,054)
Redemption of preferred stock           --        (900)      (45,000)            --             --         (1,350)       (46,350)
Common stock issued:
  For acquisition of financial
    institution                      1,411          --            --          7,057         48,151             --         55,208
  Upon conversion of
    debentures (notes 12 and 14)        --          --            --              1              1             --              2
  For dividend reinvestment plan       235          --            --          1,173          7,720             --          8,893
  Upon exercise of stock options
    (net of tax benefit of $1,198)     235          --            --          1,176          4,910             --          6,086
- --------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993          37,516          --      $     --       $187,578       $248,896       $626,003     $1,062,477
================================================================================================================================

See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


(1) Accounting Policies

The accounting and reporting policies of Crestar Financial Corporation and Subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1993 presentation.

     The following is a summary of the more significant policies:

(a) Principles Of Consolidation

The consolidated financial statements of Crestar Financial Corporation and Subsidiaries (Crestar) include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the condensed financial statements of Crestar Financial Corporation (Parent), the investments in subsidiaries are stated at equity in the net assets of such subsidiaries (note 21).

     Business combinations accounted for as purchases are included from their respective dates of acquisition. The excess of cost over the estimated fair value of the tangible assets and liabilities acquired is amortized over the periods estimated to be benefited.

     Assets held in an agency or fiduciary capacity are not assets of Crestar and are not included in the accompanying consolidated balance sheets.

(b) Investment Securities

Securities which the Corporation has both the ability and intent to hold to maturity or on a long-term basis are classified as investment securities (determined at purchase), and except for marketable equity securities, are carried at cost adjusted for amortization of premiums and accretion of discounts using the level yield method over the period to maturity, or earlier call date if appropriate, of the related securities. Marketable equity securities are carried at the lower of aggregate cost or market value, and unrealized losses are reflected as a reduction of shareholders' equity. Realized gains or losses on investment securities are recognized at the time of sale using the specific identification method and are classified as securities gains or losses in the accompanying statements of income.

(c) Money Market Investments

Money market investments are stated at cost, which approximates market value, except for trading account securities, which are carried at market value. Securities held for trading purposes are classified as trading account securities. Adjustments to market and trading account gains and losses are classified as other income in the accompanying consolidated statements of income. Trading account interest and dividend income is included in income on money market investments.

(d) Securities Held For Sale

Securities held for sale represent securities to be held for indefinite periods of time but not necessarily until maturity (determined at purchase date). Securities held for sale are carried at the lower of aggregate cost or market value. Adjustments to market value and realized gains or losses are classified as securities gains or losses in the accompanying consolidated statements of income.

(e) Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to market and realized gains and losses are classified as other income in the accompanying consolidated statements of income.

(f) Loans

Loans are stated at the principal amount outstanding net of unearned income. Interest on some instalment loans and some second mortgage loans is accrued using the sum-of-the-months-digits method (78ths method), which does not produce results materially different from the level yield method. Interest on other loans is accrued by multiplying the applicable rates by the principal amounts outstanding. Most equipment leases, included in the commercial loan category, are accounted for using the direct financing method for financial reporting purposes.

     Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier if collection is uncertain based upon an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Instalment loans are placed in nonaccrual status when past due 120 days and are charged off when past due 180 days. Generally, bank card loans are not placed in nonaccrual status, but are charged off at the earlier of when past due 180 days or notification of bankruptcy.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. Crestar amortizes these amounts over the contractual life of the related loans or over the commitment period.

(g) Allowance For Loan Losses

The determination of the balance of the allowance for loan losses is based upon a review and analysis of the loan portfolio. The allowance reflects an amount that, in management's judgment, is adequate to provide for losses inherent in the portfolio. Management's review includes monthly analyses of past due, problem and nonaccrual loans and a detailed periodic classification report.

     Estimates of future losses involve the exercise of judgment and the use of assumptions. The principal factors considered in determining the adequacy of the allowance are the composition of the loan portfolio, historical loss experience, anticipated losses, economic conditions, the value and adequacy of collateral, and the current level of the allowance.

     Accrued interest receivable is generally charged against the allowance for loan losses when deemed uncollectible.

(h) Premises And Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization charges are computed under the straight-line method. Premises and equipment are depreciated over the estimated useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Certain noncancelable leases have been capitalized and are classified as premises and equipment in the accompanying consolidated balance sheets. Related amounts representing capital lease obligations are classified as long-term debt in the accompanying consolidated balance sheets and are amortized using the interest method to allocate payments between principal and interest. The initial carrying amounts represent the present value of the future rental payments, discounted at the incremental borrowing rate of the lessee. Most of these capital lease assets are amortized over the lease term.

     Estimated lives of the principal items of premises and equipment are: buildings and improvements--3 to 50 years; and furniture, fixtures and equipment--3 to 12 years. The costs of major renovations are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

(i) Intangible Assets

Deposit base intangible assets are amortized over periods ranging from 4 to 15 years, primarily on a straight-line basis. Goodwill is amortized on a straight-line basis over 15 years. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income to be derived from the servicing activities. The period of amortization ranges from 7 to 20 years, depending on the expected life of the mortgages being serviced. Other intangible assets are amortized on a straight-line basis over periods ranging from 10 to 20 years.

(j) Foreclosed Properties

Property acquired through legal foreclosure proceedings, abandonment of the property, acceptance of deed in lieu of foreclosure or transfer in exchange for an outstanding loan is classified as foreclosed properties, and carried at estimated fair value less estimated selling costs. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses, and estimated selling costs are expensed as foreclosed properties expense. After foreclosure, the estimated fair value is reviewed periodically by management. Write-downs are charged against current earnings or any applicable foreclosed property valuation allowance.

(k) Income Taxes

During 1993, the Corporation changed its method of accounting for income taxes (see financial statement note 13) and, accordingly, records a provision for income taxes based on the amounts of current and deferred taxes payable (or refundable) for the year. The deferred tax expense or benefit represents the change in the net deferred tax asset or liability during the period. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods.

     In 1992 and prior years, a provision for deferred income taxes was made for revenue and expenses in the consolidated financial statements that were reported in different periods for tax purposes than for financial reporting purposes.

     The Parent and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for each company is recorded on the basis of filing separate income tax returns, after adjustments relating to consolidated income tax regulations and signed tax sharing agreements. Income taxes currently payable or receivable by each subsidiary are paid to or received from the Parent.

(l) Earnings Per Share

Primary earnings per share are computed by dividing net income, less the dividend requirements on preferred stock, by the weighted average number of common shares outstanding during the year, including average common equivalent shares attributable to dilutive stock options.

     Fully diluted earnings per share are computed using average common shares, including the maximum dilutive effect of average common equivalent shares, increased by the number of shares that would result from assuming that all of the 5% convertible subordinated debentures were converted into

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


common stock on January 1 of the applicable year and using net income increased by interest and amortization of debt issuance expense, net of tax effect, relating to those debentures and reduced by the dividends applicable to the Series B preferred stock.

(m) Interest Rate Swaps And Other Agreements

Crestar enters into interest rate swaps and other agreements (caps, collars and floors) to manage its interest rate exposure and to serve as a financial intermediary for matched transactions. Transactions designated as hedges of assets or liabilities are recorded using the accrual method and settlements are classified as interest income or expense in the consolidated statements of income according to the type of earning asset or interest bearing liability that the agreement hedges. Fee income from matched arrangements for which Crestar serves as a financial intermediary is recognized over the lives of the related agreements and is classified as other income in the consolidated statements of income.

(n) Pension Plans

Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, reflecting the actual return on plan assets, and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset over 15 years.

(2) Mergers And Acquisitions

On May 14, 1993, Crestar purchased CFS Financial Corporation (CFS), a 19-branch Fairfax, Virginia institution, through the payment of $6.5 million in cash and the issuance of 1.4 million shares of Crestar common stock for all of the 3.0 million shares of CFS common stock outstanding. The acquisition was accounted for as a purchase and, accordingly, the results of operations of CFS are included in the accompanying consolidated financial statements since May 14, 1993. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is classified as an intangible asset in the consolidated balance sheet, and consists of goodwill and deposit base intangibles. Goodwill of approximately $9.4 million is being amortized over 15 years. Deposit base intangibles of approximately $17.7 million are being amortized over the estimated lives of the related deposit relationships, ranging from 4 to 8 years. CFS had total assets of approximately $832 million as of May 14, 1993. The results of operations of CFS for the year ended December 31, 1992 and for the period from January 1, 1993 through May 13, 1993 were not material to the results of operations of Crestar.

     On June 25, 1993, Crestar acquired from the Federal Deposit Insurance Corporation, deposits and selected assets of City National Bank of Washington, a one-branch institution closed by the Office of the Comptroller of the Currency. Total deposits of approximately $21 million were acquired, and the related deposit base intangible asset of $613 thousand is being amortized over the estimated life of the deposit relationships.

     Five acquisitions were announced in the fourth quarter of 1993 and are summarized below.

==========================================================================================
Dollars in millions                                                   At December 31, 1993
                                                         Number of    --------------------
Name                                      Location        Branches      Assets    Deposits
Virginia Federal Savings Bank             Richmond, VA          13        $716        $508
Providence Savings and Loan Association   Vienna, VA            12         420         324
NVR Federal Savings Bank                  McLean, VA             4         488         387
Annapolis Bancorp, Inc.                   Annapolis, MD         10         329         292
Mortgage Capital Corporation              St. Paul, MN          --          13          --
==========================================================================================

Two of the above acquisitions were consummated in January 1994. On January 11, Crestar acquired Mortgage Capital Corporation, a wholesale mortgage loan production company, with an initial purchase payment of $5.2 million. Under terms of the purchase agreement, an additional $2.4 million may be paid to the former owners, depending on the future performance of Mortgage Capital's operations over the next five years. On January 28, 1994, Crestar completed the acquisition of Virginia Federal Savings Bank for $52 million in a transaction also accounted for as a purchase. Crestar's financial statements for 1993 do not include these two acquisitions.

     The acquisitions of Providence Savings and Loan Association, NVR Federal Savings Bank and Annapolis Bancorp, Inc. are subject to regulatory approvals and are expected to be completed in the first six months of 1994. Each transaction will be recorded under the purchase method of accounting. Crestar will pay Annapolis shareholders, in a combination of Crestar stock and cash, a total of $12.75 per Annapolis share in a transaction valued at approxi-mately $15 million. Approval of the acquisition is required from Annapolis shareholders. Providence Savings and Loan Association and NVR Federal Savings Bank will be acquired for cash in transactions valued at $27 million and $48 million, respectively. Crestar expects each of the five acquisitions to have a positive contribution to earnings in the first twelve months following completion.

(3) Investment Securities

The carrying values and approximate market values of investment securities at December 31 are shown in the following table:

======================================================================================================
                                                    Carrying          Market   Unrealized   Unrealized
In thousands                                           Value           Value        Gains       Losses
1993:
U.S. Treasury                                     $   36,895      $   36,900      $   130       $  125
Federal agencies                                       8,962           8,977           36           21
Mortgage-backed obligations of Federal agencies    1,437,519       1,454,973       18,906        1,452
Other taxable securities                             231,509         232,250        1,106          365
States and political subdivisions                     84,121          87,003        2,935           53
Common and preferred stocks                           25,611          25,611           --           --
- ------------------------------------------------------------------------------------------------------
  Total investment securities                     $1,824,617      $1,845,714      $23,113       $2,016
- ------------------------------------------------------------------------------------------------------
1992:
U.S. Treasury                                     $   11,442      $   11,737      $   295       $   --
Federal agencies                                      14,219          14,445          226           --
Mortgage-backed obligations of Federal agencies    1,276,548       1,296,226       23,433        3,755
Other taxable securities                             229,480         231,476        2,758          762
States and political subdivisions                    121,365         121,968        2,703        2,100
Common and preferred stocks                           31,846          31,876           30           --
- ------------------------------------------------------------------------------------------------------
  Total investment securities                     $1,684,900      $1,707,728      $29,445       $6,617
======================================================================================================

The stated maturities of investment securities at December 31, 1993 are shown in the following table:

=====================================================================================================
                                       Within       One to       Five to         After
In thousands                         One Year   Five Years     Ten Years     Ten Years          Total
U.S. Treasury                         $ 2,998      $26,701      $  7,196     $      --     $   36,895
Federal agencies                        3,200           --         5,666            96          8,962
Mortgage-backed obligations of
  Federal agencies                         --       14,981       169,254     1,253,284      1,437,519
Other taxable securities                1,295        6,398       113,680       110,136        231,509
States and political subdivisions       3,414       21,208        12,459        47,040         84,121
- -----------------------------------------------------------------------------------------------------
  Total                                10,907       69,288       308,255     1,410,556      1,799,006
- -----------------------------------------------------------------------------------------------------
Common and preferred stocks                                                                    25,611
- -----------------------------------------------------------------------------------------------------
  Total investment securities         $10,907      $69,288      $308,255    $1,410,556     $1,824,617
=====================================================================================================

The carrying values of investment securities pledged to secure deposits and for other purposes amounted to $635,298,000 and $759,842,000 at December 31, 1993 and 1992, respectively.

     Net realized losses from the sale of investment securities during 1992 were $1.2 million and were composed of gross gains of $1.0 million and gross losses of $2.2 million.

     Excluding securities issued by the U.S. government or by U.S. government agencies or corporations, no securities of any issuer exceeded 10 percent of consolidated shareholders' equity at December 31, 1993 or 1992.

     Common and preferred stocks are shown net of the valuation allowance for marketable equity securities of $4,769,000 at December 31, 1992. The valuation allowance is reflected in shareholders' equity as a reduction of retained earnings. There was no valuation allowance at December 31, 1993.

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


(4) Securities Held For Sale

The carrying values and approximate market values of securities held for sale at December 31 are shown in the following table:

=================================================================================================
                                                   Carrying        Market  Unrealized  Unrealized
In thousands                                          Value         Value       Gains      Losses
1993:
U.S. Treasury                                    $1,482,370    $1,513,565     $32,273      $1,078
Federal agencies                                     30,226        30,504         281           3
Mortgage-backed obligations of Federal agencies      17,312        17,331          24           5
Other taxable securities                            167,092       168,396       1,304          --
- -------------------------------------------------------------------------------------------------
  Total securities held for sale                 $1,697,000    $1,729,796     $33,882      $1,086
- -------------------------------------------------------------------------------------------------
1992:
U.S. Treasury                                    $1,247,909    $1,270,002     $23,499      $1,406
Federal agencies                                     30,311        30,382          75           4
Mortgage-backed obligations of Federal agencies      43,760        43,760          --          --
Other taxable securities                            222,069       222,486         527         110
- -------------------------------------------------------------------------------------------------
  Total securities held for sale                 $1,544,049    $1,566,630     $24,101      $1,520
=================================================================================================

The carrying value of securities held for sale pledged to secure deposits and for other purposes amounted to $573,787,000 and $749,436,000 at December 31, 1993 and 1992, respectively.

     Net realized gains from securities held for sale during 1993 were $2.2 million and were composed of gross gains of $4.1 million and gross losses of $1.9 million. In 1992, net realized gains were $4.8 million and were composed of gross gains of $4.9 million and gross losses of $141 thousand. In 1991, net realized gains were $48.2 million and were composed of gross gains of $50.5 million and gross losses of $2.3 million. Proceeds from sales of securities held for sale were $376.5 million in 1993, $238.0 million in 1992 and $1.8 billion in 1991. The stated maturities of securities held for sale at December 31, 1993 are shown in the following table:

========================================================================================================
                                         Within         One to       Five to         After
In thousands                           One Year     Five Years     Ten Years     Ten Years         Total
U.S. Treasury                         $178,079      $1,304,291        $   --      $     --    $1,482,370
Federal agencies                            --          30,000            --           226        30,226
Mortgage-backed obligations of
  Federal agencies                          --              --            --        17,312        17,312
Other taxable securities                    --          49,976         4,394       112,722       167,092
- --------------------------------------------------------------------------------------------------------
  Total securities held for sale      $178,079      $1,384,267        $4,394      $130,260    $1,697,000
========================================================================================================

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), will be adopted prospectively by Crestar on January 1, 1994. In future reporting periods, securities classified as available for sale will be reported at fair value, with unrealized gains or losses (net of tax effect) excluded from earnings and reported as a component of shareholders' equity. Upon implementation of SFAS 115 in the first quarter of 1994, Crestar expects to classify a total of approximately $2.9 billion of securities with an unrealized gain of $46 million (as of January 1, 1994) as securities available for sale. The total unrealized gain on securities available for sale, net of deferred taxes, will be recorded as an increase to shareholders' equity upon adoption of SFAS 115. The unrealized net gain (or loss) on securities available for sale recorded as a component of shareholders' equity will be subject to change in future periods due to fluctuations in market values, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

(5) Money Market Investments

Money market investments at December 31 included:

============================================================================
In thousands                                          1993              1992
Trading account securities                        $  5,060        $   19,894
Federal funds sold                                   3,815           174,772
Securities purchased under agreements to resell    609,805           419,600
Domestic time deposits                              25,128           175,326
U.S. Treasury                                        6,825           391,440
- ----------------------------------------------------------------------------
  Total money market investments                  $650,633        $1,181,032
============================================================================

(6) Nonperforming Assets

Nonperforming assets include nonperforming loans and foreclosed properties. Nonperforming loans consist of loans on which income is recognized on the cash basis (nonaccrual loans) and loans which meet the accounting definition of a troubled debt restructuring (restructured loans). Nonperforming loans are classified as loans in the accompanying consolidated balance sheets. There were no material commitments to lend additional funds to customers whose loans were classified as nonperforming at December 31, 1993. At December 31, 1993 and 1992, credits accounted for as troubled debt restructurings that were included in nonaccrual loans totaled $21.9 million and $35.6 million, respectively.

     In addition to the loans classified as nonaccrual at December 31, 1993 and 1992, there were $23.4 million and $26.0 million, respectively, that were past due 90 days or more, the majority of which were collateralized or in the process of collection. Instalment and bank card past due loans are subject to established charge-off procedures as discussed in note 1(f).

     Non-cash additions to foreclosed properties were $26.1 million, $114.1 million and $92.6 million in 1993, 1992 and 1991, respectively. The amounts of nonperforming assets at December 31 are as follows:

========================================================================
In thousands                                        1993            1992
Nonaccrual loans                                $ 78,081        $141,979
Restructured loans                                 1,733             249
- ------------------------------------------------------------------------
  Total nonperforming loans                       79,814         142,228
Foreclosed properties-- net                       16,951          78,584
- ------------------------------------------------------------------------
  Total nonperforming assets                    $ 96,765        $220,812
========================================================================
Average nonperforming loans for the year        $116,613        $207,002
- ------------------------------------------------------------------------
Average nonperforming assets for the year       $170,869        $308,564
========================================================================

The aggregate recorded investment in nonperforming loans outstanding at December 31, 1993, 1992 and 1991, the pro forma interest income that would have been earned in 1993, 1992 and 1991 if such loans had not been classified as nonperforming, and the amount of interest income actually included in net interest income for those years are as follows:

================================================================================
In thousands                         Nonperforming Loan Category
                      ----------------------------------------------------------
1993:                 Commercial  Construction  Real Estate  All Other     Total
Recorded investment     $ 39,487       $ 5,843      $33,582     $  902  $ 79,814
Pro forma interest         4,990           948        1,706         78     7,722
Interest earned              421            --           --         --       421
- --------------------------------------------------------------------------------
1992:
Recorded investment     $ 87,120       $ 8,506      $45,671     $  931  $142,228
Pro forma interest         7,790         3,362        1,872        103    13,127
Interest earned              377            --            2         --       379
- --------------------------------------------------------------------------------
1991:
Recorded investment     $145,518       $48,745      $74,564     $1,440  $270,267
Pro forma interest        11,123         6,041        5,358        163    22,685
Interest earned               98            --          105         --       203
================================================================================

(7) Allowance For Loan Losses

The following is a summary of transactions in the consolidated allowance for loan losses for the years ended December 31:

=======================================================================
In thousands                      1993             1992            1991
Beginning balance             $205,017        $ 210,004       $ 149,375
- -----------------------------------------------------------------------
Charge-offs                    (89,333)        (130,662)       (166,181)
Recoveries                      24,499           16,733          15,438
- -----------------------------------------------------------------------
  Net charge-offs              (64,834)        (113,929)       (150,743)
Provision for loan losses       48,775           99,242         209,522
Allowance from acquisitions     22,000            9,700           1,850
- -----------------------------------------------------------------------
  Net increase (decrease)       5,941            (4,987)         60,629
- -----------------------------------------------------------------------
Ending balance               $210,958         $ 205,017       $ 210,004
=======================================================================

In 1993, 1992 and 1991, there were no loans charged off representing allocated transfer risk reserves. Foreign activities represented less than 1 percent of total assets, total revenues, income before income taxes and net income for all years presented.

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


(8) Premises And Equipment

Included in the accompanying consolidated balance sheets are the following components of premises and equipment as of December 31:

=======================================================
In thousands                       1993            1992
Land                          $  53,611       $  46,590
Buildings and improvements      262,992         237,071
Furniture, fixtures and
  equipment                     224,978         207,237
Capital leases:
  Land and buildings              4,072           3,970
  Equipment                         518             499
- -------------------------------------------------------
                                546,171         495,367
Less: Accumulated deprecia-
  tion and amortization        (261,449)       (232,712)
- -------------------------------------------------------
                                284,722         262,655
Construction in progress         17,982          17,853
- -------------------------------------------------------
  Total premises and
    equipment -- net          $ 302,704       $ 280,508
=======================================================

     At December 31, 1993, future minimum lease payments under noncancelable capital and operating leases that have an initial term in excess of one year are as follows:

=================================================
                             Operating    Capital
In thousands                    Leases     Leases
1994                           $14,682     $  674
1995                            13,734        549
1996                            10,812        408
1997                             7,981        306
1998                             5,714        246
Later years                     25,131      1,209
- -------------------------------------------------
Total minimum lease
  payments                     $78,054    $ 3,392
                                ======
Imputed interest (rates
  ranging from 8-14%)                      (1,427)
- -------------------------------------------------
Present value of net
  minimum lease payments
  (included in long-term debt)            $ 1,965
=================================================

Total minimum lease payments for operating leases included in the preceding table have not been reduced by future minimum sublease rentals of $1.4 million. Including capital lease obligations assumed in the purchase of CFS Financial Corporation, there were $586,000 in new capital lease obligations in 1993. There were no new capital lease obligations incurred in 1992 or 1991.

     The executive offices of the Corporation are located in the 24-story Corporate Headquarters building at 919 East Main Street in Richmond, Virginia. Crestar and its subsidiaries are the principal tenants of this building. Crestar owns the corporate headquarters building, an operations center in Richmond, and regional office buildings in Roanoke and Norfolk, Virginia and Washington, DC. At December 31, 1993, Crestar had 302 banking locations, the majority of which were bank buildings. Management considers these properties to be suitable and adequate for current operations.

     Lease expense relating to both cancelable and noncancelable operating lease agreements (including month-to-month rental agreements) is shown below. Customarily, these leases provide that the lessee pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.

==================================================
In thousands               1993      1992     1991
Buildings               $16,598   $17,309  $15,672
Equipment                 1,639     1,559    1,273
- --------------------------------------------------
  Total lease expense   $18,237   $18,868  $16,945
==================================================

(9) Intangible Assets

Intangible assets at December 31 included:

=======================================================================
In thousands                                         1993          1992
Deposit base intangibles                          $42,654       $31,836
Goodwill                                           31,450        25,132
Mortgage servicing rights                          21,378        24,463
Other                                                 670           796
- -----------------------------------------------------------------------
  Total intangible assets -- net                  $96,152       $82,227
=======================================================================

Goodwill is shown net of accumulated amortization of $17,320,000 and $15,035,000 for 1993 and 1992, respectively.

(10) Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the years ended December 31 were:

===========================================================================
In thousands                                            1993           1992
Beginning balance                                   $ 10,264        $    --
- ---------------------------------------------------------------------------
Write-downs                                          (13,136)        (1,736)
Provision for losses on foreclosed properties          6,400         12,000
Allowance from acquisition                             2,046             --
- ---------------------------------------------------------------------------
  Net increase (decrease)                             (4,690)        10,264
- ---------------------------------------------------------------------------
Ending balance                                      $  5,574        $10,264
===========================================================================

(11) Short-Term Borrowings And Time Deposits

The following is a summary of short-term borrowings outstanding as of December 31 and their related weighted average interest rates:

========================================================================================================
In thousands                                1993                    1992                    1991
                                    --------------------    --------------------    --------------------
                                        Amount      Rate        Amount      Rate        Amount      Rate
Federal funds purchased             $  670,407      3.23%   $  443,467      3.28%   $  448,165      4.36%
Securities sold under repurchase
  agreements                           819,132      2.76     1,006,219      3.18       906,748      4.17
Commercial paper                           319      2.63         7,435      2.99         8,521      3.62
Notes payable                          110,792      2.64       119,019      2.70       244,877      4.00
U.S. Treasury demand notes              13,487      2.64        17,886      2.45        83,295      3.90
Other                                    2,606      2.75        13,990      3.73         8,025      6.23
- --------------------------------------------------------------------------------------------------------
  Total short-term borrowings       $1,616,743              $1,608,016              $1,699,631
========================================================================================================

Federal funds purchased generally mature daily. Securities sold under repurchase agreements generally mature within 1 to 365 days or are due upon demand. Commercial paper matures within 270 days, and master notes, the principal component of notes payable, are due upon demand.

     The Corporation paid $296,483,000, $383,986,000 and $550,196,000 in interest on short-term borrowings and deposits in 1993, 1992 and 1991, respectively.

(12) Long-Term Debt

Long-term debt at December 31 included:

=========================================================================================
In thousands                                                         1993            1992
Parent:
5% Convertible subordinated debentures due 1994                  $    134        $    136
7-3/4% Debentures due 1997 ($251 held in treasury in 1992)             --          19,349
8-1/4% Subordinated notes due 2002                                125,000         125,000
8-5/8% Subordinated notes due 1998                                 49,955          49,945
- -----------------------------------------------------------------------------------------
  Total Parent                                                    175,089         194,430
7% Mortgage note payable through 1997                               1,545           1,900
7-1/4% Mortgage note payable through 1994                              33             131
7-1/2% Federal Home Loan Bank advance payable through 2008            972              --
8-1/4% Mortgage note payable through 2009                           9,235           9,511
10-1/2% Mortgage note payable through 2000                          2,317           2,582
8-14% Capital lease obligations maturing through 2004 (note 8)      1,965           1,876
- -----------------------------------------------------------------------------------------
  Total consolidated long-term debt                              $191,156        $210,430
=========================================================================================

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


The Parent's 5% subordinated debentures are convertible, at the option of their holders, into the Parent's common stock on or before May 1, 1994, at a conversion price of $9.25 per share. From date of issuance to December 31, 1993, $29,866,000 of the principal amount had been converted into 3,228,364 shares of common stock. These debentures plus any accrued interest are redeemable, at the Parent's option, in whole or in part, at 100 percent.

     The 7-3/4% debentures due 1997 were redeemed at par value in September
1993.

     The 8-1/4% subordinated notes, issued in July 1992, are not redeemable prior to maturity. The 8-1/4% notes qualify as Tier 2 capital for federal bank regulatory purposes.

     The 8-5/8% subordinated notes may not be exchanged or redeemed prior to maturity, except upon the occurrence of certain events relating to the federal income tax treatment of the notes to the Corporation. The 8-5/8% notes qualify as Tier 2 capital for federal bank regulatory purposes.

     Outstanding debt agreements at December 31, 1993 place restrictions upon the disposal of subsidiaries' common stock, the payment of dividends and the acquisition by the Parent or its subsidiaries of the Parent's capital stock. Under these restrictions, all retained earnings were available for dividends as of December 31, 1993.

     Expenses relating to the issuance of the 8-1/4% and 8-5/8% notes and the 5% debentures are being amortized to maturity on a straight-line basis. Upon conversion to common stock, the unamortized expense attributable to the 5% debentures is charged to capital surplus.

     Mortgage indebtedness consists of the debt relating to four pledged facilities owned by Crestar Bank which have an aggregate carrying value of $33,979,000 at December 31, 1993. Payments in 1993, including interest, were $2,157,000. Mortgage payments in 1994 are expected to approximate the 1993 amount.

     The Corporation made payments of $17,928,000, $13,534,000 and $16,134,000 in interest on long-term debt in 1993, 1992 and 1991, respectively.

     On September 24, 1993, Crestar filed a shelf registration with the Securities and Exchange Commission. Under this registration statement, the Company may issue up to $300,000,000 in unsecured subordinated debt securities, preferred stock or common stock, or any combination thereof. Securities may be issued separately or as units, at prices and on terms to be determined at the time of sale.

     The combined maturities of all long-term debt for the years 1994 through 1998 are as follows:

=====================================================================
In thousands                    1994    1995    1996    1997     1998
Parent                        $  134  $   --  $   --  $   --  $49,955
Consolidated                   1,822   1,617   1,569   1,421   51,073
=====================================================================

(13) Income Taxes

Effective January 1, 1993, Crestar adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). There was no material effect on the results of operations from the adoption of this accounting method.

     The current and deferred components of income tax expense allocated to operations in the accompanying consolidated statements of income are as follows:

==========================================================================
In thousands
Current:                                     1993         1992        1991
  Federal                                 $54,060     $ 37,996    $ 20,491
  State and local                            (362)       1,347       2,051
- --------------------------------------------------------------------------
    Total current tax expense (benefit)    53,698       39,343      22,542
- --------------------------------------------------------------------------
Deferred:
  Federal                                   9,975      (17,886)    (15,667)
  State and local                            (684)      (1,768)       (815)
- --------------------------------------------------------------------------
    Total deferred tax expense (benefit)    9,291      (19,654)    (16,482)
- --------------------------------------------------------------------------
Total income tax expense                  $62,989     $ 19,689    $  6,060
==========================================================================

In addition to the state and local income tax expenses above, which pertain to the non-bank affiliates and to the non-Virginia banks, Crestar Bank incurred Virginia bank franchise taxes of $2,810,000 in 1993, $2,845,000 in 1992 and $3,330,000 in 1991. This tax is imposed upon banks in Virginia in lieu of income and personal property taxes. Crestar Bank remits 80 percent of the tax to the Virginia municipalities in which it does business and the remaining 20 percent to the State of Virginia.

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations are as follows:

=======================================================================================
In thousands                                       1993            1992            1991
Income before income taxes                     $203,480        $ 99,490        $ 39,821
- ---------------------------------------------------------------------------------------
Tax expense at statutory rate                    71,218          33,826          13,539
- ---------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends              (8,355)        (10,573)        (14,454)
  Nondeductible interest expense                    531             790           1,353
  Alternative minimum tax (carryforward used)        --          (6,457)          5,049
  Amortization of goodwill                        1,075             872             849
  Amortization of deposit base intangibles           --           1,073           1,025
  State income taxes                                292            (278)            816
  Adoption of SFAS 109                             (540)             --              --
  Deferred tax effect of 1993 tax rate change    (1,593)             --              --
  Reversal of previously accrued taxes               --              --          (2,122)
  Other -- net                                      361             436               5
- ---------------------------------------------------------------------------------------
    Total decrease in taxes                      (8,229)        (14,137)         (7,479)
- ---------------------------------------------------------------------------------------
Total income tax expense                       $ 62,989        $ 19,689        $  6,060
- ---------------------------------------------------------------------------------------
Effective tax rate                                 31.0%           19.8%           15.2%
=======================================================================================

The Corporation made income tax payments of $52,234,000, $37,371,000 and $20,853,000 during 1993, 1992 and 1991, respectively. At December 31, 1993, the net deferred tax asset of $48,717,000 consisted of the following:

=====================================================================
                                              Deferred       Deferred
                                                   Tax            Tax
In thousands                                    Assets    Liabilities
Allowance for loan losses                      $71,113        $    --
Unrealized losses on foreclosed properties       4,743             --
Compensation and employee benefits              12,646             --
Premises and equipment                              --         15,838
Deposit base intangibles                            --         11,979
Investment securities                               --          3,109
Unamortized deferred loan fees and costs            --          2,442
Loans                                               --          2,690
Lease receivables                                   --          2,591
Loan acquisition discount                           --          2,636
Other                                            5,240          3,740
- ---------------------------------------------------------------------
  Total deferred taxes                         $93,742        $45,025
=====================================================================
  Net deferred tax asset                       $48,717
=====================================================================

The net deferred tax asset at January 1, 1993, included a valuation allowance of $1.1 million (zero at December 31, 1993) representing a capital loss carryforward expiring in 1998. This allowance was reduced to zero as a result of a decrease in the corresponding temporary difference during 1993. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable temporary differences to realize substantially all of its deferred tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred tax assets will be realized.

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


The primary timing differences and the resulting deferred income tax benefits for the years ended December 31, 1992 and 1991 are as follows:

========================================================================================
In thousands                                                        1992            1991
Deduction for loan losses on tax returns greater (less) than
  the provision charged to operating expense                    $  4,840        $(19,664)
Financial statement AMT greater (less) than tax return AMT        (6,457)          5,049
Reversal of previously accrued taxes                                  --          (2,122)
Depreciation                                                      (1,420)         (1,120)
Amortization of acquired intangible assets                         1,351           1,252
Accretion of discount on securities                               (1,801)           (708)
Deferral and amortization of loan fees and costs                    (449)            798
Leasing                                                                9           1,607
Unrealized losses on other real estate owned                     (12,782)           (899)
Other -- net                                                      (2,945)           (675)
- ----------------------------------------------------------------------------------------
  Total deferred income tax benefit                             $(19,654)       $(16,482)
========================================================================================

Net deferred income taxes in the accompanying consolidated balance sheets are included in other assets or other liabilities, as appropriate.

     The tax returns through 1987 have either been examined or are no longer subject to examination by the Internal Revenue Service (IRS). During 1993, the IRS continued an examination of the tax returns for 1988 through 1990. Management believes that any deficiency that may be determined will not have a material effect on consolidated earnings.

(14) Shareholders' Equity And Earnings Per Share

During 1993 the Corporation purchased and retired 522,300 shares of common stock at an average cost of $40.31 per share. There were no shares of common stock purchased and retired in 1992 or 1991.

     During 1993, $2,000 of subordinated debentures were converted to 216 shares of common stock. During 1992 and 1991, $17,000 and $15,000, respectively, of subordinated debentures were converted to 1,837 and 1,621 shares of common stock, respectively.

     In October 1992, Crestar completed the public offering and sale of 3,450,000 shares of common stock at $29.25 per share, providing a net addition of $97.1 million to shareholders' equity.

     At December 31, 1993, common stock was reserved for issuance to directors, officers or employees with respect to stock options granted from 1987 through 1993 as explained in note 18. There were 500,000 shares reserved for the Performance Equity Plan, which provides awards to key executives based upon attainment of specific long-term corporate goals. No shares were beneficially owned by a subsidiary. There were 14,876 shares of common stock reserved for the conversion of the 5% convertible subordinated debentures at December 31, 1993.

     In December 1993, all 900,000 shares of the Adjustable Rate Cumulative Preferred Stock Series B were redeemed at 103% of the stock's stated value, or a price per share of $51.50, plus accrued and unpaid dividends.

     Average common and common equivalent shares used in the determination of earnings per share were:

==========================================
In thousands          1993    1992    1991
Primary             37,587  32,286  31,921
Plus assumed
  conversion of
  debentures            15      15      17
Other                   63      68       8
- ------------------------------------------
Fully diluted       37,665  32,369  31,946
==========================================

Fully diluted earnings per common share are calculated using net income increased by interest and amortization of debt issuance expense, net of tax effect, relating to the outstanding 5% convertible subordinated debentures and reduced by the preferred dividends applicable to the Series B preferred stock as follows:

=================================================================
In thousands                 1993            1992            1991
Interest and
  amortization of
  debt issuance
  expense                 $     7         $     7         $     8
Tax effect                     (2)             (2)             (3)
Preferred dividends,
  Series B                 (2,221)         (2,475)         (2,576)
- -----------------------------------------------------------------
Net adjustment
  to net income           $(2,216)        $(2,470)        $(2,571)
=================================================================

(15) Other Income

Other income in the consolidated statements of income includes the following components:

=========================================================================
In thousands                                   1993       1992       1991
Mortgage servicing                          $15,371    $13,637    $13,363
Mortgage origination -- net                  20,631     16,631      9,504
Automated teller machine fees                 9,355      7,925      5,463
Trading account activities                    4,415      6,880      8,295
Commissions on letters of credit              7,272      5,081      5,899
Safe deposit box rental                       2,239      3,282      3,033
Gain on sale of mortgage servicing rights     3,600      1,761         --
Miscellaneous                                18,786     11,539      8,902
- -------------------------------------------------------------------------
  Total other income                        $81,669    $66,736    $54,459
=========================================================================

(16) Regulatory Requirements And Restrictions

Crestar Bank, Crestar Bank N.A. and Crestar Bank MD (Banks) are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels for capital and restrict the amount of dividends that may be distributed and the amount of loans that may be made by the Banks to the Parent and require that the Banks maintain a minimum reserve balance with the Federal Reserve Bank.

     Under the current supervisory practices of the Banks' regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. The amount of dividends available to the Parent from the Banks at January 1, 1994, without prior approval, was approximately $106.0 million. Cash dividends paid by the Banks to the Parent in 1993, 1992 and 1991 were $93.8 million, $30.1 million and $28.1 million, respectively.

     Section 23A of the Federal Reserve Act places limitations on the amount of credit that may be extended to the Parent by the Banks. Generally, up to 10% of the Banks' regulatory capital, surplus, undivided profits, allowance for loan losses and contingency reserves may be loaned by the Banks to the Parent. As of December 31, 1993, $116.3 million of credit was available to the Parent under this limitation, although no extensions of credit were outstanding.

     For the reserve maintenance period in effect at December 31, 1993 and 1992, the Banks were required to maintain average daily balances totaling approximately $339.6 million and $291.6 million, respectively, with the Federal Reserve Bank. The average amount of reserve balances for the year ended December 31, 1993 totaled approximately $294.2 million.

     As of January 1, 1993, aggregate loans to directors and executive officers and their associates were $13,874,000. Additions and repayments totaled $946,000 and $3,966,000 respectively, during 1993 and the balance was $10,854,000 at year end. These loans were made in the ordinary course of business and were arms-length in terms of credit risk, interest rates and collateral requirements prevailing at the time for comparable transactions. These loans do not represent more than a normal credit risk. None of these loans were nonaccrual, past due or restructured at December 31, 1993.

(17) Pension Plans

As of December 31, 1993, the Corporation had various non-contributory defined benefit pension plans. Benefits under the plans are based on length of service and a percentage of qualifying compensation during the final years of employment. The Corporation's funding policy is to contribute annually the maximum amount that can be contributed for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     During 1991 Crestar purchased annuities to settle certain pension obligations for selected retirees of the Corporation. As a result, the projected benefit

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


obligation was reduced by $10,255,000 and a pre-tax gain of $2,236,000 was recognized.

     Net periodic pension expense in 1993, 1992 and 1991 includes the following components:

===============================================================================
In thousands                                          1993      1992       1991
Service cost-- benefits earned during the year    $  4,949   $ 4,906   $  5,351
Interest expense on projected benefit obligation     6,784     6,244      6,362
Actual return on plan assets                       (18,906)   (9,859)   (17,908)
Net amortization and deferral                        9,167     1,175      9,921
- -------------------------------------------------------------------------------
Net periodic pension expense                      $  1,994   $ 2,466   $  3,726
===============================================================================

The following table sets forth the Plans' funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1993 and 1992, based on a measurement date of September 30 for each respective year:

========================================================================================================
In thousands                                                                         1993           1992
Accumulated benefit obligation, including vested benefits of $81,540 in 1993
  and $55,667 in 1992                                                           $ (82,621)      $(56,943)
========================================================================================================
Projected benefit obligation for service rendered to date                        (121,416)       (85,422)
Plan assets at fair value, primarily listed stocks and U.S. Treasury bonds        123,480        105,586
- --------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                               2,064         20,164
Unrecognized net gain from past experience different from that assumed
  and effects of changes in assumptions                                              (324)       (16,161)
Unrecognized net asset at October 1, 1985, being recognized over 15 years          (2,614)        (3,031)
- --------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension expense                                               $    (874)      $    972
========================================================================================================

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 5.0%, respectively, in 1993 and 8.0% and 5.0%, respectively, in 1992. The expected long-term rate of return on assets was 8.5% for both 1993 and 1992.

(18) Other Employee Benefit Plans

The Corporation maintains a stock incentive plan which allows for the granting of incentive and non-qualified stock options to all employees on a discretionary basis. The Corporation also maintains a stock option plan under which no future options will be granted, but under which previously granted options were outstanding at December 31, 1993. Stock options are granted at prices equal to the fair market value of the stock on the date of grant. Options are exercisable starting one year from the date of grant, or upon retirement, disability or death, and expire seven years from the date of grant for options granted prior to 1989 and ten years from the date of grant for options granted in 1989 and thereafter. Effective in January 1992, all stock appreciation rights (SARs), which had previously been granted in tandem with options, were canceled. No new grants of SARs have been made since that time.

     The following summarizes activity relating to options and SARs:

==================================================================================================================
                                                     1993                     1992                    1991
                                             ---------------------    --------------------    --------------------
                                               Options        SARs      Options       SARs      Options       SARs
Outstanding, January 1                       1,120,800          --      931,000    481,521      663,882    338,244
Granted                                        207,730          --      363,550         --      317,500    165,545
Canceled or retired                             (4,350)         --       (7,400)  (481,521)     (25,800)   (22,268)
Exercised ($14.75 to $29.00 per share)        (270,879)         --     (166,350)        --      (24,582)        --
- ------------------------------------------------------------------------------------------------------------------
Outstanding, December 31
  ($14.75 per share to $43.69 per share)     1,053,301          --    1,120,800         --      931,000    481,521
- ------------------------------------------------------------------------------------------------------------------
Exercisable, December 31                       885,151          --      762,750         --      604,202    318,312
==================================================================================================================

On January 1, 1993, Crestar adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under this accounting rule, costs of retiree benefits other than pensions are accrued in a manner similar to pension costs. Prior to 1993, these other retiree benefit costs were expensed when paid, and totaled $1.7 million in 1992 and $1.2 million in 1991. The effect of adopting this statement was to increase employee benefits expense for 1993 by approximately $2.1 million. Postretirement benefits expense for periods prior to January 1, 1993 has not been restated.

     The following table presents the projected status of Crestar's postretirement life and contributory health insurance benefit plans for eligible retirees as of December 31, 1993:

================================================
In thousands
Accumulated postretirement benefit
  obligations (other than pensions):
    Retirees                            $(27,821)
    Eligible active plan participants     (5,599)
    Ineligible active participants        (7,740)
- ------------------------------------------------
      Total                              (41,160)
Unrecognized net loss                      5,512
Unrecognized transition obligation
  to be recognized over 20 years          32,490
- ------------------------------------------------
Accrued postretirement benefit expense  $ (3,158)
================================================

Postretirement benefit expense for the year ended December 31, 1993 included these components:

================================================
In thousands
Service cost                              $  573
Interest cost                              2,131
Amortization of transition obligation      1,710
- ------------------------------------------------
  Net postretirement benefit expense      $4,414
================================================

The weighted average annual assumed rate of increase in the per capita cost of covered benefits for health insurance is 13% for 1994 and is assumed to decrease gradually to 6% in 2000 and remain at that level thereafter. Increasing the assumed health care trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by approximately $2.5 million, and would increase the aggregate of the service and interest components of net postretirement benefit expense by approximately $250 thousand for 1993. The weighted average discount rate used in projecting the accumulated plan benefit obligation was 7.25%, and the average rate of annual compensation increase ranged from 5.0% to 7.8%, depending upon the age of the participant.

     The Corporation maintains a grantor trust to pay certain employee benefits as they become due. Assets of the trust are restricted to use for applicable employee benefit plans, including deferred compensation and medical benefit plans. These trust assets of approximately $63 million at December 31, 1993 are included in the Corporation's total assets.

     The Corporation has a thrift plan and a profit-sharing plan covering substantially all full-time employees beginning January 1 after date of hire. The Corporation makes matching contributions of 50 cents for every $1 of employee contributions to the thrift plan, up to 6 percent of base pay. Employer profit-sharing contributions are determined by applying a formula based on return on equity to covered compensation. Thrift and profit-sharing plan expenses totaled $11.0 million, $8.3 million and $3.4 million in 1993, 1992 and 1991, respectively.

     Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," establishes accounting standards for benefits provided to inactive or former employees after employment, but before retirement. For Crestar, such benefits consist principally of short-term disability benefits. Under the new standard, which becomes effective on January 1, 1994, estimated costs of postemployment benefits are accrued during the period of active employment rather than expensed when paid. Crestar expects to incur a pre-tax charge of approximately $2.0 million in the first quarter of 1994 upon adoption of this accounting standard.

(19) Other Expense

Other expense in the consolidated statements of income includes the following components:

===============================================================================
In thousands                               1993            1992            1991
Communications                         $ 21,136        $ 19,334        $ 18,149
Stationery, printing and supplies         7,133           6,451           6,086
Professional fees and services           13,487          15,898          13,244
Loan expense                              9,034           8,409           5,797
FDIC premiums                            22,847          21,003          17,806
Advertising and marketing                13,709           8,137           7,866
Transportation                            5,388           5,357           5,610
Outside data services                    14,879          11,769          11,923
Amortization of purchased intangibles    21,926          13,630          12,338
Foreclosed properties                    33,055          60,188          11,833
Miscellaneous                            35,321          38,124          30,349
- -------------------------------------------------------------------------------
  Total other expense                  $197,915        $208,300        $141,001
===============================================================================

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


(20) Condensed Bank Information

The following shows Condensed Consolidated Balance Sheets for Crestar Bank, Crestar Bank N.A. and Crestar Bank MD at December 31, 1993:

=====================================================================================
In thousands                        Crestar Bank  Crestar Bank N.A.   Crestar Bank MD
                                    ------------  -----------------   ---------------
Cash and due from banks              $   643,057         $  145,435          $ 76,056
Investment securities                  1,385,401            276,753           130,245
Securities held for sale               1,043,879            467,494           185,627
Money market investments                 548,332            250,030           235,000
Mortgage loans held for sale             591,233                 --                --
Loans -- net of unearned income        6,736,384            305,989           244,749
  Less: Allowance for loan losses       (188,317)           (16,584)           (6,057)
- -------------------------------------------------------------------------------------
  Loans -- net                         6,548,067            289,405           238,692
Premises and equipment -- net            242,164             47,539            11,695
Customers' liability on acceptances       11,578                 --                --
Intangible assets -- net                  63,523             24,146             8,483
Other assets                             289,318             31,930             7,611
- -------------------------------------------------------------------------------------
  Total Assets                       $11,366,552         $1,532,732          $893,409
=====================================================================================
Deposits                             $ 8,395,223         $1,249,523          $749,063
Short-term borrowings                  1,830,365             98,276            61,224
Notes payable to Parent                  163,000             10,000                --
Liability on acceptances                  11,578                 --                --
Other liabilities                        146,373             23,557            17,501
Long-term debt                            15,086                972                 9
- -------------------------------------------------------------------------------------
  Total liabilities                   10,561,625          1,382,328           827,797
- -------------------------------------------------------------------------------------
Common stock                             210,000              5,258            12,210
Capital surplus                          135,723             93,423            43,187
Retained earnings                        459,204             51,723            10,215
- -------------------------------------------------------------------------------------
  Total shareholder's equity             804,927            150,404            65,612
- -------------------------------------------------------------------------------------
  Total Liabilities And
    Shareholder's Equity             $11,366,552         $1,532,732          $893,409
=====================================================================================

Condensed Consolidated Statements of Income for Crestar Bank, Crestar Bank N.A. and Crestar Bank MD for the year ended December 31, 1993 are shown in the following table:

===================================================================================
In thousands                   Crestar Bank    Crestar Bank N.A.    Crestar Bank MD
                               ------------    -----------------    ---------------
Income from earning assets         $715,308              $72,622            $46,167
Interest expense                    266,717               27,374             17,707
- -----------------------------------------------------------------------------------
Net interest income                 448,591               45,248             28,460
Provision for loan losses            46,230                   --              2,545
- -----------------------------------------------------------------------------------
Net credit income                   402,361               45,248             25,915
Noninterest income                  202,921               25,919             18,744
Securities gains                         --                   87                 51
- -----------------------------------------------------------------------------------
Net credit and noninterest income   605,282               71,254             44,710
Noninterest expense                 436,492               52,262             33,641
- -----------------------------------------------------------------------------------
Income before income taxes          168,790               18,992             11,069
Applicable income tax expense        52,960                4,792              5,126
- -----------------------------------------------------------------------------------
Net income                         $115,830              $14,200            $ 5,943
===================================================================================

(21) Condensed Parent Information

The following shows the Parent's Condensed Balance Sheets:

=============================================================================================
                                                                          December 31,
                                                                   --------------------------
In thousands                                                             1993            1992
Cash in banks                                                      $   31,276      $   29,536
Investment securities                                                  12,967          31,591
Securities purchased under agreements to resell                       109,000         209,000
Securities purchased from subsidiaries under agreements to resell          --           5,441
Other money market investments                                         31,940              --
Notes receivable from subsidiaries                                    173,000         173,000
Investments in subsidiaries:
  Bank subsidiaries                                                 1,020,943         915,360
  Non-bank subsidiaries                                                 8,038           3,391
Other assets                                                           11,735           8,708
- ---------------------------------------------------------------------------------------------
  Total Assets                                                     $1,398,899      $1,376,027
=============================================================================================
Commercial paper                                                   $      320      $    7,435
Master notes                                                          110,792         119,019
Securities sold to subsidiary under repurchase agreements               2,706              --
Payable to Crestar Bank                                                    --          45,000
Other liabilities                                                      47,515          51,238
Long-term debt                                                        175,089         194,430
Total shareholders' equity                                          1,062,477         958,905
- ---------------------------------------------------------------------------------------------
  Total Liabilities And Shareholders' Equity                       $1,398,899      $1,376,027
=============================================================================================

The Parent's retained earnings as of December 31, 1993 and 1992 were $626,003,000 and $545,008,000, respectively, and were comprised primarily of the undistributed earnings of its subsidiaries. The Parent's Condensed Statements of Income for each of the last three fiscal years are shown in the following table:

==================================================================================================
                                                                      Years Ended December 31,
                                                                    ------------------------------
In thousands                                                            1993       1992       1991
Cash dividends from subsidiaries:
  Bank subsidiaries                                                 $ 93,834    $30,100    $28,054
  Non-bank subsidiaries                                                   --         --      2,574
Interest from subsidiaries                                            14,844     11,418     12,777
Interest on investment securities                                      1,634      2,536      6,200
Interest on securities purchased under agreements to resell            3,014      6,184      7,553
Income on other money market investments                               1,762         --         --
Other income                                                              36         28         26
Securities losses                                                     (1,859)      (979)       (21)
- --------------------------------------------------------------------------------------------------
  Total income                                                       113,265     49,287     57,163
- --------------------------------------------------------------------------------------------------
Interest on short-term borrowings                                      3,021      4,046      9,582
Interest on note payable to subsidiary                                    --         99         --
Interest on long-term debt                                            15,754     15,628     14,039
Other expense                                                          1,099      1,269        515
- --------------------------------------------------------------------------------------------------
  Total expense                                                       19,874     21,042     24,136
- --------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed
  net income of subsidiaries                                          93,391     28,245     33,027
Income tax benefit                                                    (1,451)    (1,529)        (2)
- --------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of subsidiaries      94,842     29,774     33,029
- --------------------------------------------------------------------------------------------------
Equity in undistributed net income of subsidiaries                    45,649     50,027        732
- --------------------------------------------------------------------------------------------------
Net Income                                                          $140,491    $79,801    $33,761
==================================================================================================

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


The following shows the Parent's Condensed Statements of Cash Flows for each of the last three fiscal years. Cash and cash equivalents consist of cash in banks.

====================================================================================================================
In thousands                                                                        Years Ended December 31,
                                                                           -----------------------------------------
Operating Activities                                                            1993            1992            1991
Net Income                                                                 $ 140,491       $  79,801       $  33,761
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries                       (45,649)        (50,027)           (732)
    Depreciation and amortization of premises and equipment                       52              51              52
    Securities losses                                                          1,859             979              21
    Amortization and accretion, net                                              248             314             334
    Net proceeds from securities held for sale                                22,191              --         183,721
    Net decrease (increase) in accrued interest receivable,
      prepaid expenses and other assets                                       (3,780)          1,104          12,515
    Net increase (decrease) in accrued interest payable,
      accrued expenses and other liabilities                                  (3,899)         12,266          30,913
- --------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                  111,513          44,488         260,585
- --------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from maturities of investment securities                                 --           1,015           6,774
Proceeds from sales of investment securities                                      --           6,175              --
Purchases of investment securities                                              (749)             --              --
Net decrease (increase) in securities purchased under agreements to resell   105,441         (69,441)       (145,000)
Net increase in other money market investments                               (31,940)             --              --
Net increase in notes receivable from subsidiaries                                --         (65,000)             --
Decrease in payable to subsidiary                                            (45,000)             --              --
Increase in investments in subsidiaries                                       (2,500)        (15,750)             --
Net cash paid for acquisitions                                                (5,524)             --            (839)
- --------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                            19,728        (143,001)       (139,065)
- --------------------------------------------------------------------------------------------------------------------
Financing Activities
Net decrease in short-term borrowings                                        (12,636)        (31,058)        (70,072)
Principal payments on long-term debt                                         (19,349)        (70,000)           (259)
Proceeds from issuance of long-term debt                                          --         124,529              --
Redemption of preferred stock                                                (46,350)             --              --
Cash dividends paid                                                          (45,091)        (29,121)        (40,437)
Common stock purchased and retired                                           (21,054)             --              --
Proceeds from the issuance of common stock                                    14,979         108,918          13,979
- --------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                          (129,501)        103,268         (96,789)
- --------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                          1,740           4,755          24,731
Cash and cash equivalents at beginning of year                                29,536          24,781              50
- --------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $  31,276       $  29,536       $  24,781
====================================================================================================================

(22) Commitments, Contingencies And Other Financial Instruments

In the normal course of business, Crestar is a party to commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. Commitments to extend credit, put options, standby letters of credit, interest rate caps, interest rate floors and collars, interest rate swaps, and forward contracts are some of the vehicles used by Crestar in meeting the financing needs of its customers and managing its own exposure to fluctuations in interest rates. These items involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Any losses which may result from these transactions are not expected to have a material effect on the accompanying consolidated financial statements. Notional principal amounts often are used to express the volume of the transaction, but the amounts potentially subject to credit risk are much smaller.

  The following table presents the contract or notional amount of each class of instrument and the estimated unrealized gain (loss) of such instruments at December 31, 1993 and 1992:

==============================================================================================================
In thousands                                         Unrealized Net Gain (Loss)          Notional Amount
                                                     -------------------------      --------------------------
                                                             1993         1992            1993            1992
Financial instruments whose notional or contract
  amounts equaled maximum credit risk (assumes
  counter-party defaults and collateral proves to be
  worthless):
    Legally binding unfunded commitments to
      extend credit                                      $(12,900)     $    --      $4,521,484      $4,624,797
    Standby letters of credit                                  --           --         394,156         434,887
    Commercial and similar letters of credit                   --           --          75,913          92,560
    Recourse obligations                                       --           --         710,415         773,943
    Other                                                      --           --          12,890          23,795
- --------------------------------------------------------------------------------------------------------------
      Total                                              $(12,900)     $    --      $5,714,858      $5,949,982
==============================================================================================================
Financial instruments whose notional or contract
  amounts exceeded the amount of credit risk:
    Caps, floors, collars and swaps:
      As hedges against interest rate risk               $ 21,171      $33,117      $2,121,089      $2,454,777
      As a financial intermediary                             764          875         385,267         440,504
  Forward contracts to hedge lending commitments            3,400       (5,247)        943,330         556,246
- --------------------------------------------------------------------------------------------------------------
    Total                                                $ 25,335      $28,745      $3,449,686      $3,451,527
==============================================================================================================

Unless noted otherwise, the Corporation does not require collateral to support off-balance sheet financial instruments with credit risk.

     Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Standby letters of credit are conditional commitments issued by Crestar to guarantee the performance of customers to a third party. Crestar receives a commitment fee for entering into such agreements.

     The credit risk associated with commitments to extend credit and standby letters of credit is similar to direct lending; therefore, all of these items are subject to the Corporation's loan approval and review procedures and policies. Based upon management's credit evaluation of the customer, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, investment securities, real estate and inventory.

     The total contract amounts do not necessarily represent future cash requirements, since many of these items are expected to expire without being drawn upon. At December 31, 1993, approximately $6.5 million of the standby letters of credit and $20.9 million of commercial and similar letters of credit were participated to other financial institutions.

     A geographic concentration exists within Crestar's loan portfolio since most of Crestar's business activity is with customers located in Virginia, Maryland or Washington, DC. Based upon Standard Industrial Classification codes used for regulatory purposes, the Corporation had no aggregate loan concentrations of 10% or more of total loans in any particular industry at December 31, 1993. However, under a broader view of the portfolio, Crestar had $1.1 billion in loans outstanding to real estate developers and investors at year-end 1993. These loans are diversified by geographic region within Crestar's market and by project type and are made in accordance with the Corporation's normal credit and underwriting guidelines and risk management policies.

     The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. At December 31, 1993, approximately $376.8 million of the balance of these loans serviced with recourse is insured by governmental agencies or private insurance companies.

     Crestar has agreed to repurchase at the holder's option certain housing authority bonds at par value under the terms of various tender option agreements. Approximately $5.2 million of the $12.9 million in total repurchase risk associated with this put bond program has been participated to another financial institution.

     The Corporation enters into a variety of interest rate cap, floor, collar, and swap agreements as hedges (to manage its interest rate exposure) and as an intermediary (to enable customers to transfer, modify or reduce their interest rate risk). At

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


December 31, 1993, the total notional amount of these instruments that hedge the Corporation's interest rate risk was $2.1 billion, which included $1.5 billion in swaps to convert certain variable-rate assets to fixed rates in order to manage Crestar's interest sensitivity position: $55 million in swaps utilized to convert specifically identified time deposits and short-term borrowings to variable interest rates in order to lock in a spread on the variable-rate assets that they fund; $4 million in swaps to hedge the interest rate risk associated with the aforementioned tender option agreement; $400 million in caps to minimize interest rate risk associated with certain variable-rate deposits and overnight securities; and $200 million of interest rate floor agreements to minimize interest rate risk associated with variable rate assets. The Corporation believes that such off-balance sheet transactions have been successful in attaining interest rate sensitivity goals.

     The following chart provides additional details on the interest rate swaps, floors and caps utilized by Crestar at December 31, 1993 as hedges against interest rate risk.

========================================================================================================
                                          Notional    Expected         Average   Unrealized   Unrealized
Dollars in thousands                       Balance    Maturity      Fixed Rate        Gains       Losses
Interest rate swaps:
  Receive fixed rate                    $1,517,089        1.87 yrs.       6.05%     $20,319      $  (730)
  Pay fixed rate                             4,000        1.15           12.73           --         (394)
Interest rate floors                       200,000        1.08              NA*       2,208           --
Interest rate caps                         400,000         .18              NA*          --         (232)
- --------------------------------------------------------------------------------------------------------
  Total financial instruments used as
    hedges against interest rate risk   $2,121,089                                  $22,527      $(1,356)
========================================================================================================

*Not applicable

Interest rate floors and caps included in the above schedule are tied to the London Inter-Bank Offered Rate (LIBOR). The average fixed strike rate at December 31, 1993 for interest rate floors was 5.50%, and for interest rate caps was 8.25%.

     Credit risk associated with interest rate swaps, floors and caps is generally limited to the estimated replacement cost of those instruments in a gain position. No interest rate swaps, floors or caps used as hedges against interest rate risk were sold by Crestar during 1993 or 1992.

     At December 31, 1993, Crestar had entered into $385.3 million of interest rate cap, floor, collar and swap agreements as a financial intermediary for customers. As an intermediary, Crestar typically becomes a principal in the exchange of interest payments between parties and, therefore, is exposed to loss should one of the parties default. The Corporation performs normal credit reviews on each counterparty and minimizes its exposure to the interest rate risk inherent in these items by entering into offsetting positions or by using hedging techniques to minimize risk. Notional principal amounts are used to express the volume of the transaction, but the amounts potentially subject to credit risk are much smaller and are limited to the value of the contractual cash flows.

     The Corporation entered into $943.3 million (contract amount) of forward agreements to reduce the interest rate risk arising from changes in market rates from the time various lending commitments are made until those commitments are funded.

     The fair values of off-balance sheet financial instruments were estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of counterparties. Unfunded loan commitments are generally priced at market at the time of funding and are subject to certain credit standards. The carrying value of interest rate caps, floors, collars and swaps used as hedges and other off-balance sheet financial instruments was not material at year-end 1993 or 1992.

     A large portion of Crestar's investment securities and securities held for sale portfolios is comprised of mortgage-backed obligations issued by various Federal agencies. At December 31, 1993 the total amount invested in these securities was $1.5 billion or 41% of the combined investment securities and securities held for sale portfolios.

     Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

(23) Fair Value Of Financial Instruments

The majority of Crestar's assets and liabilities are financial instruments; however, most of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Comparability among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made. The Corporation's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting, nor have lines of business such as trust or mortgage banking services been separately valued.

     Valuation methods, estimated fair values and carrying values at December 31, 1993 and 1992 are as follows:

=================================================================================
In thousands                   Estimated Fair Value            Carrying Value
                             ------------------------    ------------------------
                                    1993         1992          1993          1992
Cash and due from banks      $  716,652    $  754,583    $  716,652    $  754,583
Investment securities         1,845,714     1,707,728     1,824,617     1,684,900
Securities held for sale      1,729,796     1,566,630     1,697,000     1,544,049
Money market investments        650,633     1,181,032       650,633     1,181,032
=================================================================================

The fair values of cash and due from bank balances and of money market investments are equal to the carrying values. Financial instrument assets actively traded in a secondary market were valued using available quoted market prices.

=================================================================================
In thousands                   Estimated Fair Value            Carrying Value
                             ------------------------    ------------------------
                                    1993         1992          1993          1992
Net loans, including loans
  held for sale               $7,878,000   $6,872,000    $7,667,397    $6,743,939
Other financial instrument
  assets                         180,111      191,928       179,086       192,041
=================================================================================

The Company's loan portfolio was valued at discounted values of projected cash flows. The applicable discount rates were based on rates paid on U.S. Treasury securities with various maturity dates, adjusted for noninterest operating costs, anticipated credit losses and prepayment risk. This valuation excludes the additional value of customer relationships connected with Crestar's bank card, home equity line or similar revolving line of credit arrangements. Other financial instrument assets consist largely of customers' liability on acceptances and accrued interest receivable, for which fair value approximates carrying value. The fair value of other instruments was estimated based on discounted values of projected cash flows.

=================================================================================
In thousands                   Estimated Fair Value            Carrying Value
                             ------------------------    ------------------------
                                    1993         1992          1993          1992
Deposits with no stated
  maturities                  $7,481,765   $6,760,060    $7,481,765    $6,760,060
=================================================================================

Deposit liabilities payable on demand, consisting of demand deposits, interest checking deposits, money market deposit accounts and regular savings deposits, by definition have an estimated fair value equal to carrying value. Recent purchase transactions of bank deposits have reflected premiums of approximately one to four percent of the recorded book value of total deposits. The premium percent attributable to deposits with no stated maturities would be higher than that range due to the low-cost nature of such deposits over their projected life and their value as a low-cost source of funds.

=================================================================================
In thousands                   Estimated Fair Value            Carrying Value
                             ------------------------    ------------------------
                                    1993         1992          1993          1992
Deposits with stated
  maturities                  $2,707,000   $2,852,000    $2,684,013    $2,821,443
Short-term borrowings          1,616,743    1,608,016     1,616,743     1,608,016
Long-term debt                   211,401      217,324       191,156       210,430
Other financial instrument
  liabilities                    200,230      284,795       200,276       284,886
=================================================================================

- --------------------------------------------------------------------------------
Notes To Consolidated Financial Statements
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Deposits with stated maturities were valued using discounted cash flows incorporating rates paid on U.S. Treasury securities, adjusted for factors such as operating expenses and prepayment risk. Short-term borrowings have a fair value that approximates carrying value. Long-term debt was valued based on interest rates currently available to Crestar for debt with similar terms and remaining maturities. Other financial instrument liabilities consist largely of liability on acceptances, interest payable on deposits, and balances due upon settlement of securities purchases, for which estimated fair value approximately carrying value. The fair value of other liability instruments was estimated based on discounted net cash flows expected to be incurred. Information on estimated fair values of off-balance sheet transactions is provided in financial statement note 22.

(24) Quarterly Financial Results (Unaudited)

The following summarizes the consolidated quarterly results of operations for the years ended December 31, 1993 and 1992:

======================================================================================================
Dollars in thousands, except per share data            First        Second         Third        Fourth
1993                                                 Quarter       Quarter       Quarter       Quarter
Income from earning assets                          $202,125      $204,928      $213,119      $212,457
Net interest income                                  124,602       128,805       135,646       137,959
Provision for loan losses                             18,500         3,006        13,769        13,500
Securities gains (losses)                              1,111         1,511         (385)            --
Other noninterest income                              59,259        61,364        61,739        63,666
Net credit and noninterest income                    166,472       188,674       183,231       188,125
Noninterest expense                                  123,084       140,547       129,148       130,243
Net Income                                            30,894        33,710        37,153        38,734
- ------------------------------------------------------------------------------------------------------
Earnings Per Share
Primary:
  Net Income                                        $    .83      $    .88      $    .96      $   1.01
  Average shares outstanding (000s)                   36,678        37,440        38,154        38,063
Fully diluted:
  Net Income                                        $    .83      $    .88      $    .96      $   1.00
  Average shares outstanding (000s)                   36,710        37,479        38,174        38,088
Dividends declared on common stock                       .25           .28           .28           .33
======================================================================================================
1992
Income from earning assets                          $223,276      $219,264      $209,974      $211,163
Net interest income                                  107,711       121,694       123,125       129,614
Provision for loan losses                             30,098        34,400        16,000        18,744
Securities gains (losses)                              4,674        (1,224)          102            11
Other noninterest income                              51,320        52,949        55,923        54,636
Net credit and noninterest income                    133,607       139,019       163,150       165,517
Noninterest expense                                  116,035       118,826       136,409       130,533
Net Income                                            13,675        16,765        21,490        27,871
- ------------------------------------------------------------------------------------------------------
Earnings Per Share
Primary:
  Net Income                                        $    .40      $    .50      $    .64      $    .78
  Average shares outstanding (000s)                   32,501        32,601        32,754        35,371
Fully diluted:
  Net Income                                        $    .40      $    .50      $    .64      $    .78
  Average shares outstanding (000s)                   32,519        32,675        32,815        35,487
Dividends declared on common stock                       .20           .20           .20           .20
======================================================================================================

Crestar Financial Corporation


The Board Of Directors And Shareholders

We have audited the accompanying consolidated balance sheets of Crestar Financial Corporation and Subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestar Financial Corporation and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

     Effective January 1, 1993, the Company changed its methods of accounting to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

/s/ KPMG Peat Marwick
Richmond, Virginia
January 13, 1994


Statement On Corporate Responsibility

The financial statements on pages 32 to 56 have been prepared by management in accordance with generally accepted accounting principles and include some amounts that are necessarily based on our best estimates and judgments. We are responsible for the accuracy, integrity, objectivity, consistency and fair presentation of the financial statements and all other financial information contained in this Annual Report. One way we fulfill these responsibilities is by relying on a system of internal controls, which has been designed to ensure that transactions are properly authorized and recorded in our financial records. Included in the system is an internal auditing function that independently assesses the effectiveness of internal controls and recommends possible improvements thereto. Because of inherent limitations in any system of controls, there can be no absolute assurance that errors or irregularities will not occur. Nevertheless, we believe that our system of internal controls provides reasonable assurance as to the integrity and reliability of our financial records.

     Some of the financial information in this Annual Report is presented on a tax-equivalent basis to improve comparative analysis. However, in all other respects, it is consistent with the audited financial statements.

     Through its Audit committee, which is composed of directors who are not officers or employees of the Corporation, the Board of Directors fulfills its oversight responsibility for determining that the accounting policies employed by management in preparing the Corporation's financial statements are appropriate and that our system of internal controls is adequately reviewed and maintained. The Committee periodically reviews, with management and the internal auditors, accounting policies, control procedures, and audit and regulatory examination reports of the Corporation and its subsidiaries. In addition, our independent auditors meet regularly with and have full and free access to the Committee, privately and with management present, to discuss the results of their audits and other auditing, accounting and financial reporting matters. The Committee reports to the full Board after each of its meetings.

     KPMG Peat Marwick have audited the accompanying consolidated financial statements. Their report, located above, represents their judgment as to whether our consolidated financial statements present fairly our financial position and results of operations and cash flows in conformity with generally accepted accounting principles.

     We are committed to ensure that corporate affairs are conducted in accordance with consistently applied standards of conduct applicable to all officers and associates. In essence, everyone is expected to manage their responsibilities with integrity. Our standards provide guidance on general business conduct, political activities, community involvement, outside employment and business activities, conflict of interests, personal finances, and the use and safeguard of confidential information.

Crestar Financial Corporation

- --------------------------------------------------------------------------------
Board Of Directors Of Crestar Financial Corporation
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Richard M. Bagley
President
Bagley Investment Company
Hampton, Virginia
Real Estate Investments
Audit Committee

William R. Battle
Chairman
Executive Committee
Shenandoah Life
Insurance Company
Roanoke, Virginia
Audit Committee

J. Carter Fox
President &
Chief Executive Officer
Chesapeake Corporation
Richmond, Virginia
Paper and Forest Products
Manufacturer
Executive Committee

Patrick D. Giblin
Vice Chairman &
Chief Financial Officer
Crestar Financial
Corporation and
Crestar Bank

Gene A. James
President &
Chief Executive Officer
Southern States
Cooperative, Inc.
Richmond, Virginia
Farm Supply Cooperative
Human Resources and
Compensation Committee

H. Gordon Leggett, Jr.
Executive Vice President
Leggett Stores
Lynchburg, Virginia
Retail Department Store
Human Resources and
Compensation Committee

Charles R. Longsworth
Chairman
The Colonial Williamsburg Foundation
Williamsburg, Virginia
Educational Museum,
Hotels and Restaurants
Executive Committee and
Human Resources and
Compensation Committee
(Chairman)

Patrick J. Maher
Chairman &
Chief Executive Officer
Washington Gas
Washington, DC
Natural Gas Utility
Audit Committee

Frank E. McCarthy
Executive Vice President
National Automobile
Dealers Association
McLean, Virginia
Executive Committee

G. Gilmer Minor III
President &
Chief Executive Officer
Owens & Minor, Inc.
Richmond, Virginia
Medical/Surgical
Supply Distributor
Human Resources and
Compensation Committee

Gordon F. Rainey, Jr.
Partner
Hunton & Williams
Richmond, Virginia
Attorneys
Audit Committee

Frank S. Royal
Member & President
Frank S. Royal, M.D., P.C.
Richmond, Virginia
Family Medicine
Executive Committee

Richard G. Tilghman
Chairman &
Chief Executive Officer
Crestar Financial
Corporation and
Crestar Bank
Executive Committee
(Chairman)

Eugene P. Trani
President
Virginia Commonwealth
University
Richmond, Virginia
Audit Committee

William F. Vosbeck
President
Vosbeck Associates, Inc.
Alexandria, Virginia
Architectural Planning and
Development
Executive Committee and
Audit Committee
(Chairman)

L. Dudley Walker
Chairman
Bassett-Walker, Inc.
Martinsville, Virginia
Textile and Apparel
Manufacturer
Audit Committee

James M. Wells III
President
Crestar Financial
Corporation and
Crestar Bank
Executive Committee

Karen Hastie Williams
Partner
Crowell & Moring
Washington, DC
Attorneys
Human Resources and
Compensation Committee


Principal Officers Of Crestar Financial Corporation

Richard G. Tilghman, 53
Chairman &
Chief Executive Officer
27 years of service. Elected
President and Chief
Executive Officer in 1985
and Chairman in 1986.

James M. Wells III, 47
President
25 years of service. Elected
Executive Vice President of
Corporate Banking in 1985
and of the Banking Group
in 1986 and to current
position in 1988.

Patrick D. Giblin, 61
Vice Chairman &
Chief Financial Officer
20 years of service. Elected
Executive Vice President-
Finance in 1976 and to
current position in 1985.

C. Garland Hagen, 48
Corporate Executive
Vice President-
Investment Bank
21 years of service. Elected
Executive Vice President
in 1985 and to current
position in 1987.

William C. Harris, 56
Corporate Executive
Vice President &
President-Greater
Washington Banking
30 years of service. Elected
President-Northern Region
in 1983 and to current
position in 1986.

Robert Norfleet, Jr., 54
Corporate Executive
Vice President &
Senior Credit Officer
27 years of service. Elected
President-Capital Region
& Executive Vice
President-Corporate
Banking in 1987 and to
current position in 1994.

O.H. Parrish, Jr., 51
Corporate Executive
Vice President &
President-Virginia Banking
28 years of service. Elected
Executive Vice President
& Senior Credit Officer in
1985 and to current
position in 1994.

William K. Butler II, 47
President-Eastern Region
21 years of service. Elected
President-Norfolk in 1984
and to current position in
1985.

F. Edward Harris, 52
President-Western Region
29 years of service. Elected
Executive Vice President-
Western Region in 1982
and to current position in
1985.

C.T. Hill, 43
President-Capital Region
23 years of service. Elected
Senior Vice President-
Commercial Banking in
1983, Executive Vice
President-Capital Region
Commercial Division in 1990
and to current
position in 1994.

- --------------------------------------------------------------------------------
Statement Of Business
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Crestar Financial Corporation (Crestar) is the holding company for Crestar Bank (Virginia), Crestar Bank N.A. (Washington, DC), and Crestar Bank MD (Maryland). At December 31, 1993, Crestar Financial Corporation had $13.3 billion in total assets, $10.2 billion in total deposits, and $1.1 billion in total shareholders' equity.

     In 1963, six Virginia banks combined to form United Virginia Bankshares Incorporated (UVB), a Virginia stock corporation and registered bank holding company. During the 1960s and 1970s, UVB acquired 18 other Virginia banks and formed one de novo bank. On December 31, 1979, all UVB-affiliated banks were merged into United Virginia Bank. During the 1980s, nine more banks were acquired, including NS&T Bank, N.A. in the District of Columbia in 1985 and Bank of Bethesda in Maryland in 1986. In September 1987, UVB changed its name to Crestar Financial Corporation and its bank subsidiaries adopted their present names, all using the common identifier "Crestar." Since 1990, Crestar Financial Corporation has acquired nine banks and thrifts in Virginia, Maryland and Washington, DC.

     Crestar Financial Corporation is supervised and examined by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (BHC). The BHC Act requires Federal Reserve approval for bank acquisitions, restricts the acquisition of out-of-state banking organizations unless permitted by state law, and regulates nonbanking activities of bank holding companies. The deposits of Crestar's three banks are insured by the Federal Deposit Insurance Corporation. Each subsidiary has a different set of regulators: Crestar Bank, the lead bank located in Virginia, is regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond; Crestar Bank N.A. of Washington, DC is regulated by the Comptroller of the Currency; and Crestar Bank MD of Maryland is regulated by the Maryland Bank Commissioner and the Federal Reserve Bank of Richmond.

     A fundamental principle underlying the Federal Reserve's supervision and regulation of bank holding companies is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Subsidiary banks in turn are to be operated in a manner that protects the overall soundness of the institution and the safety of deposits. Bank regulators can take various remedial measures to deal with banks and bank holding companies that fail to meet legal and regulatory standards.

     The 1989 Financial Reform, Recovery, and Enforcement Act (FIRREA) expanded federal regulatory enforcement powers. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of under-capitalized insured depository affiliates. All three Crestar banks were considered "well-capitalized" under regulatory definitions in effect at December 31, 1993.

     Crestar serves customers through a network of 302 banking offices and 254 automated teller machines as of December 31, 1993. Crestar's banks offer a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards, and international banking services. Services also are provided through non-bank subsidiaries. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Securities brokerage and investment banking services are offered by Crestar Securities Corporation. Mortgage loan origination, servicing, and wholesale lending are offered by Crestar Mortgage Corporation, and Capitoline Investment Services Incorporated provides investment advisory services. Both Crestar Mortgage and Capitoline are subsidiaries of Crestar Bank.

     Crestar's mission is to provide the maximum economic return to its shareholders over the long term, and to contribute to the economic vitality and quality of life of the communities it serves. This is accomplished by providing an organizational environment that encourages the individual potential of employees and emphasizes the highest quality financial services for customers.

     Crestar's executive offices are located at Crestar Center, 919 East Main Street, Richmond, Virginia. Regional headquarters are located in Norfolk and Roanoke, Virginia and in Washington, DC. Crestar's Operations Center is located in Richmond.

- --------------------------------------------------------------------------------
Form 10-K    Cross-Reference Index
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries

Part I

Item I  Business............................................................59
  Guide 3 Disclosures......................................14-15, 18-20, 26-31,
                                                             36-37, 39, 41, 43,
                                                                     61, 64-66
Item 2  Properties......................................................59, 42
Item 3  Legal Proceedings.................................................None
Item 4  Submission of Matters to a Vote of Security Holders...............None

Part II
Item 5  Market for the Registrant's Common Equity and
  Related Shareholder Matters...................................44, 47, 66, 67
Item 6  Selected Financial Data.............................................11
Item 7  Management's Discussion and Analysis of
  Financial Condition and Results of Operations..........................11-31
Item 8  Financial Statements and Supplementary Data
  Consolidated Financial Statements:
  Crestar Financial Corporation and Subsidiaries
    Consolidated Balance Sheets.............................................32
    Consolidated Statements of Income.......................................33
    Consolidated Statements of Cash Flows...................................34
    Consolidated Statements of Changes in Shareholders'
     Equity.................................................................35
  Notes to Consolidated Financial Statements.............................36-56
  Independent Auditors' Report..............................................57
  Condensed Financial Information of Registrant..............43, 44, 47, 51-52
  Selected Quarterly Financial Data.........................................56
Item 9  Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.....................................None

Part III
Item 10  Directors/1/ and Executive Officers of the Registrant..............58
Item 11  Executive Compensation/1/
Item 12  Security Ownership of Certain Beneficial Owners
  and Management/1/
Item 13  Certain Relationships and Related Transactions/1/

Part IV
Item 14  Exhibits, Financial Statement Schedules, and Reports
  on Form 8-K:
    See Item 8 for a listing of all Financial Statements
    and Supplementary Data
  Reports on Form 8-K.....................................................None
  Exhibits......................................................Filed herewith
  Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 25, 1994 by the undersigned, thereunto duly authorized.

    Crestar Financial Corporation, Registrant        /s/ John C. Clark III
                                                     John C. Clark III,
                                                     Corporate Senior Vice
                                                       President,
                                                     General Counsel and
                                                       Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 1994 by the following persons in the capacities indicated.

    /s/ Richard G. Tilghman                     /s/ James D. Barr
    Richard G. Tilghman,                        James D. Barr,
    Chairman and Chief Executive Officer        Group Executive Vice President,
                                                Controller and Treasurer
    /s/ James M. Wells III
    James M. Wells III, President               A Majority Of The Directors Of
                                                The Registrant whose names
    /s/ Patrick D. Giblin                       appear on page 58.
    Patrick D. Giblin,
    Vice Chairman and Chief Financial Officer


- --------------------
/1/ This information is omitted pursuant to Instruction G of Form 10-K since the Registrant intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1993.

Note: Any information not included herein has been omitted because it is not applicable.

- --------------------------------------------------------------------------------
Supplemental Financial Information
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries


Maturity And Rate Sensitivity Of Selected Loans

December 31, 1993
In millions                                               Maturity
                                        -------------------------------------------
                                        within 1 year      1-5 years   over 5 years      Total
Commercial                                   $1,659.1        $738.5          $210.5     $2,608.1
Tax-exempt                                       14.3          39.9           176.7        230.9
Construction                                    170.0          51.3             3.2        224.5
- ------------------------------------------------------------------------------------------------
                                              1,843.4         829.7           390.4      3,063.5
Less: Loans with predetermined rates            382.6         356.7           153.5        892.8
- ------------------------------------------------------------------------------------------------
  Loans with adjustable rates                $1,460.8        $473.0          $236.9     $2,170.7
================================================================================================

Time Deposits $100,000 And Over

December 31, 1993
In millions                                                        Maturity
                                              -------------------------------------------------
                                              within 3 mos.   3-6 mos.   6-12 mos.   over 1 yr.      Total
Certificates of deposit $100,000 and over            $30.2       $ 2.0       $ 7.3        $ 6.4     $ 45.9
Other domestic time deposits                          21.5        17.1        11.8         29.3       79.7
Money market certificates                             17.3        13.6         5.0           --       35.9
Deposits in foreign offices                            1.8          --          --           --        1.8
- ----------------------------------------------------------------------------------------------------------
  Total                                              $70.8       $32.7       $24.1        $35.7     $163.3
==========================================================================================================

Maximum Short-Term Borrowings

In thousands                                              Maximum Outstanding At Any Month End
                                                        ----------------------------------------
                                                              1993           1992           1991
Federal funds purchased                                 $  699,202     $  495,139     $  647,205
Securities sold under repurchase agreements              1,144,303      1,006,219      1,131,635
Commercial paper                                               677          7,435         30,435
Notes payable                                              112,365        244,883        292,412
Term federal funds purchased                                50,000             --        238,750
U.S. Treasury demand notes                                  24,147         27,765        113,637
Other                                                       14,494         15,074        102,960
================================================================================================

Short-Term Borrowings--Average Balances And Rates

                                      1993                   1992                   1991
                              -------------------    -------------------    --------------------
Dollars in thousands              Amount    Rate         Amount    Rate         Amount     Rate
Federal funds purchased       $  525,956    3.28%    $  456,383    3.76%    $  509,057     5.82%
Securities sold under
  repurchase agreements          803,558    2.90        439,980    3.02        851,235     5.61
Commercial paper                     503    2.75          1,861    3.32         21,517     5.74
Notes payable                    108,200    2.48        209,757    3.26        273,159     5.23
Term federal funds purchased       4,658    3.21             --      --         58,927     8.13
U.S. Treasury demand notes         7,781    2.76         15,934    3.72         51,187     5.75
Other                              4,999    4.11          7,972    2.02         13,254     7.00
- ------------------------------------------------------------------------------------------------
Total                         $1,455,655    3.01%    $1,131,887    3.37%    $1,778,336     5.71%
================================================================================================

- --------------------------------------------------------------------------------
Consolidated Statements Of Income (Six Years) And Supplementary Data
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries

                                                           Years Ended December 31,
In thousands, except per share data                       --------------------------
Income from earning assets                                    1993              1992
Interest and fees on loans                                $575,085          $617,686
Interest on taxable investment securities                  115,118           164,058
Interest on tax-exempt investment securities                 6,820             9,346
Dividends on common and preferred stocks                     1,558             2,264
Interest on securities held for sale                        85,331             4,234
Income on money market investments                          23,526            37,567
Interest on mortgage and other loans held for sale          25,191            28,522
- ------------------------------------------------------------------------------------
  Total income from earning assets                         832,629           863,677
- ------------------------------------------------------------------------------------
Interest expense
Interest checking deposits                                  38,001            44,278
Money market deposit accounts                               58,496            75,936
Regular savings deposits                                    31,091            26,749
Money market certificates                                   17,861            35,137
Other domestic time deposits                                96,849           136,344
Certificates of deposit $100,000 and over                    1,975             7,651
Deposits in foreign offices                                     68               145
- ------------------------------------------------------------------------------------
  Total interest on deposits                               244,341           326,240
Short-term borrowings                                       43,787            38,096
Long-term debt                                              17,489            17,197
- ------------------------------------------------------------------------------------
  Total interest expense                                   305,617           381,533
- ------------------------------------------------------------------------------------
Net interest income                                        527,012           482,144
Provision for loan losses                                   48,775            99,242
- ------------------------------------------------------------------------------------
Net credit income                                          478,237           382,902
- ------------------------------------------------------------------------------------
Noninterest income
Trust and investment advisory income                        57,440            51,007
Service charges on deposit accounts                         79,419            73,944
Bank card-related income                                    27,500            23,141
Gain on pension settlement                                      --                --
Other income                                                81,669            66,736
Securities gains (losses)                                    2,237             3,563
- ------------------------------------------------------------------------------------
  Total noninterest income                                 248,265           218,391
- ------------------------------------------------------------------------------------
Net credit and noninterest income                          726,502           601,293
- ------------------------------------------------------------------------------------
Noninterest expense
Personnel expense                                          262,626           233,838
Occupancy expense - net                                     38,359            35,654
Equipment expense                                           24,122            24,011
Other expense                                              197,915           208,300
- ------------------------------------------------------------------------------------
  Total noninterest expense                                523,022           501,803
- ------------------------------------------------------------------------------------
Income before income taxes                                 203,480            99,490
Income tax expense                                          62,989            19,689
- ------------------------------------------------------------------------------------
Net Income                                                $140,491          $ 79,801
====================================================================================
Earnings per share
  Primary                                                 $   3.68          $   2.32
  Fully diluted                                               3.67              2.32
====================================================================================
Supplementary data
Average shares outstanding (000s):
  Primary                                                   37,587            33,286
  Fully diluted                                             37,665            33,369
====================================================================================

/1/ Based on exponential line fit (1989-1993)

                                                                                                            5-Year Compound
                                                                          Years Ended December 31,           Growth Rate/1/
In thousands, except per share data                     -------------------------------------------------------------------
Income from earning assets                                  1991            1990           1989           1988
Interest and fees on loans                              $735,128      $  850,467     $  871,317       $786,221        (7.5)%
Interest on taxable investment securities                153,793         191,935        120,772         85,016         6.5
Interest on tax-exempt investment securities              11,751          13,564         17,803         24,351       (21.4)
Dividends on common and preferred stocks                   2,423           2,551          2,321          2,372        (6.2)
Interest on securities held for sale                      18,987           9,239             --             --          --
Income on money market investments                        42,621          17,609          8,455          9,213        33.2
Interest on mortgage and other loans held for sale        14,443          12,459          9,565          7,955        30.0
- ---------------------------------------------------------------------------------------------------------------------------
  Total income from earning assets                       979,146       1,097,824      1,030,233        915,128        (3.1)
- ---------------------------------------------------------------------------------------------------------------------------
Interest expense
Interest checking deposits                                47,164          45,102         44,226         43,627        (1.8)
Money market deposit accounts                             90,174          87,253         81,995         66,646        (2.4)
Regular savings deposits                                  19,823          19,375         21,724         26,005         4.5
Money market certificates                                 62,692          61,714         68,291         63,868       (21.2)
Other domestic time deposits                             185,207         181,900        149,328        114,647        (3.1)
Certificates of deposit $100,000 and over                 33,927          90,907        135,833        115,795       (57.5)
Deposits in foreign offices                                1,209             539            741          1,366       (42.0)
- ---------------------------------------------------------------------------------------------------------------------------
  Total interest on deposits                             440,196         486,790        502,138        431,954       (11.4)
Short-term borrowings                                    101,614         179,883        130,616        110,959       (22.5)
Long-term debt                                            16,201          16,972         17,289         16,019         1.1
- ---------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                 558,011         683,645        650,043        558,932      (12.9)
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income                                      421,135         414,179        380,190        356,196         8.0
Provision for loan losses                                209,522         131,055         44,846         53,135         7.2
- ---------------------------------------------------------------------------------------------------------------------------
Net credit income                                        211,613         283,124        335,344        303,061         7.1
- ---------------------------------------------------------------------------------------------------------------------------
Noninterest income
Trust and investment advisory income                      48,322          45,169         42,043         39,372         7.5
Service charges on deposit accounts                       57,953          45,946         37,146         32,974        21.1
Bank card-related income                                  22,694          22,072         21,971         22,102         3.7
Gain on pension settlement                                 2,236              --          1,072          3,827          --
Other income                                              54,459          41,405         45,067         44,154        13.8
Securities gains (losses)                                 48,165          12,216          1,052         (1,598)         --
- ---------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                               233,829         166,808        148,351        140,831        13.2
- ---------------------------------------------------------------------------------------------------------------------------
Net credit and noninterest income                        445,442         449,932        483,695        443,892         9.3
- ---------------------------------------------------------------------------------------------------------------------------
Noninterest expense
Personnel expense                                        209,021         198,159        193,684        177,565         7.6
Occupancy expense - net                                   32,683          31,293         28,767         26,046         7.8
Equipment expense                                         22,916          23,797         23,749         23,354          .4
Other expense                                            141,001         125,590        116,594        113,150        14.2
- ---------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                              405,621         378,839        362,794        340,115         9.6
- ---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                39,821          71,093        120,901        103,777         6.5
Income tax expense                                         6,060           9,948         17,053         15,279        22.2
- ---------------------------------------------------------------------------------------------------------------------------
Net Income                                              $ 33,761      $   61,145     $  103,848       $ 88,498         2.7%
===========================================================================================================================
Earnings per share
  Primary                                               $    .98      $     1.87     $     3.28       $   2.85        (1.2)%
  Fully diluted                                              .98            1.87           3.25           2.81         (.9)
===========================================================================================================================
Supplementary data
Average shares outstanding (000s):
  Primary                                                 31,921          31,218         30,739         29,710         4.2
  Fully diluted                                           31,946          31,238         31,110         30,466         3.8
===========================================================================================================================

- -----------------------------------------------------------
Consolidated Average Balances/Net Interest Income/Rates/1/
- -----------------------------------------------------------
Crestar Financial Corporation And Subsidiaries

                                                 1993                               1992
                                    ------------------------------     ------------------------------
                                                 Interest                           Interest
                                               Income/4//   Yield/                Income/4//   Yield/
Dollars in thousands                  Balance     Expense     Rate       Balance     Expense     Rate
                                    ------------------------------     ------------------------------
Assets                                      $           $        %             $           $        %
Taxable securities                  1,684,418     115,118     6.83     2,351,260     164,058     6.98
Tax-exempt securities                  99,548      10,233    10.28       131,789      14,047    10.66
Common and preferred stocks            29,247       1,803     6.17        33,241       2,863     8.61
- -----------------------------------------------------------------------------------------------------
  Total investment securities/2/    1,813,213     127,154     7.01     2,516,290     180,968     7.19
Securities held for sale/2/         1,591,366      85,331     5.36        65,258       4,234     6.49
Money market investments/2/           675,801      23,580     3.49       988,604      37,630     3.81
Mortgage loans held for sale/2/       367,564      25,191     6.85       367,827      28,522     7.75
- -----------------------------------------------------------------------------------------------------
Commercial loans                    2,458,766     187,449     7.62     2,715,977     221,658     8.16
Tax-exempt loans                      262,838      22,418     8.53       309,366      27,414     8.86
Instalment loans                    1,450,394     127,332     8.78     1,373,268     147,307    10.73
Bank card loans                       701,669      95,923    13.67       538,324      81,409    15.12
Real estate loans                   1,733,753     134,666     7.77     1,441,535     127,868     8.87
Construction loans                    228,931      16,171     7.06       345,431      22,591     6.54
Foreign loans                             127          14    10.72         1,410          74     5.25
- -----------------------------------------------------------------------------------------------------
  Total loans-- net of
    unearned/2,3/                   6,836,478     583,973     8.54     6,725,311     628,321     9.34
Allowance for loan losses            (215,974)                          (224,143)
- -----------------------------------------------------------------------------------------------------
    Loans -- net                    6,620,504                          6,501,168
Cash and due from banks               689,968                            652,023
Premises and equipment -- net         293,796                            276,930
Customers' liability on
  acceptances                          16,260                             20,991
Intangible assets -- net               94,860                             84,831
Foreclosed properties -- net           54,149                            101,562
Other assets                          367,933                            344,927
- -----------------------------------------------------------------------------------------------------
  Total Assets                     12,585,414                         11,920,411
                                   ==========                         ==========
Total Earning Assets               11,284,422     845,229     7.49    10,663,290     879,675     8.25
                                   ==========     =======    =====    ==========     =======    =====
Liabilities and
  Shareholders' Equity
Interest checking deposits          1,629,692      38,001     2.33     1,444,359      44,278     3.07
Money market deposit accounts       2,280,096      58,496     2.57     2,315,630      75,936     3.28
Regular savings deposits            1,102,510      31,091     2.82       781,185      26,749     3.42
Money market certificates             571,215      17,861     3.13       753,500      35,137     4.66
Other domestic time deposits        2,127,471      96,849     4.55     2,438,795     136,344     5.59
Certificates of deposit
  $100,000 and over                    44,302       1,975     4.46       116,065       7,651     6.59
Deposits in foreign offices             2,348          68     2.88         4,417         145     3.28
- -----------------------------------------------------------------------------------------------------
  Total savings
    and time deposits/2/            7,757,634     244,341     3.14     7,853,951     326,240     4.15
Demand deposits                     1,925,211                          1,686,673
- -----------------------------------------------------------------------------------------------------
    Total deposits                  9,682,845                          9,540,624
Short-term borrowings/2/            1,455,655      43,787     3.01     1,131,887      38,096     3.37
Long-term debt/2/                     215,375      17,489     8.12       185,894      17,197     9.25
Liability on acceptances               16,260                             20,991
Other liabilities                     176,582                            201,394
- -----------------------------------------------------------------------------------------------------
    Total liabilities              11,546,717                         11,080,790
- -----------------------------------------------------------------------------------------------------
Preferred stock                        43,890                             45,000
Common shareholders' equity           994,807                            794,621
- -----------------------------------------------------------------------------------------------------
    Total shareholders' equity      1,038,697                            839,621
- -----------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity           12,585,414                         11,920,411
                                   ==========                         ==========
Total interest-bearing
  liabilities                       9,428,664     305,617     3.24     9,171,732     381,533     4.16
Other sources -- net                1,855,758                          1,491,558
- -----------------------------------------------------------------------------------------------------
Total Sources of Funds             11,284,422     305,617     2.71    10,663,290     381,533     3.58
                                   ==========     =======    =====    ==========     =======    =====
Net Interest Spread                                           4.25                               4.09
Net Interest Income/Margin                        539,612     4.78                   498,142     4.67
=====================================================================================================

                                                 1991                               1990
                                    ------------------------------     ------------------------------
                                                 Interest                           Interest
                                               Income/4//   Yield/                Income/4//   Yield/
Dollars in thousands                  Balance     Expense     Rate       Balance     Expense     Rate
                                    ------------------------------     ------------------------------
Assets                                       $          $        %              $          $        %
Taxable securities                   1,754,747    153,793     8.76      2,056,062    191,935     9.34
Tax-exempt securities                  159,466     17,680    11.09        182,601     20,412    11.18
Common and preferred stocks             29,500      3,168    10.74         29,976      3,346    11.16
- -----------------------------------------------------------------------------------------------------
  Total investment securities/2/     1,943,713    174,641     8.98      2,268,639    215,693     9.51
Securities held for sale/2/            207,042     18,987     9.17         93,115      9,238     9.92
Money market investments/2/            738,457     42,755     5.79        218,532     17,795     8.14
Mortgage loans held for sale/2/        156,608     14,443     9.22        120,861     12,459    10.31
- -----------------------------------------------------------------------------------------------------
Commercial loans                     3,169,434    300,681     9.49      3,505,189    370,411    10.57
Tax-exempt loans                       372,095     39,245    10.55        428,430     52,960    12.36
Instalment loans                     1,399,952    158,596    11.33      1,393,160    155,938    11.19
Bank card loans                        526,442     82,223    15.62        488,666     79,694    16.31
Real estate loans                    1,186,230    118,679    10.00      1,208,042    128,542    10.64
Construction loans                     619,676     50,875     8.21        737,941     82,486    11.18
Foreign loans                            1,472        100     6.79          5,772        570     9.88
- -----------------------------------------------------------------------------------------------------
  Total loans -- net of
    unearned/2,3/                    7,275,301    750,399    10.31      7,767,200    870,601    11.21
Allowance for loan losses             (198,805)                          (114,580)
- -----------------------------------------------------------------------------------------------------
    Loans -- net                     7,076,496                          7,652,620
Cash and due from banks                622,989                            667,243
Premises and equipment -- net          275,561                            271,421
Customers' liability on
  acceptances                           26,416                             24,451
Intangible assets -- net                92,405                             93,204
Foreclosed properties -- net            39,582                             11,362
Other assets                           261,435                            252,256
- -----------------------------------------------------------------------------------------------------
  Total Assets                      11,440,704                         11,673,704
                                    ==========                         ==========
Total Earning Assets                10,321,121  1,001,225     9.70     10,468,347  1,125,786    10.75
                                    ==========  =========    =====     ==========  =========    =====
Liabilities and
  Shareholders' Equity
Interest checking deposits           1,025,073     47,164     4.60        919,726     45,102     4.90
Money market deposit accounts        1,683,227     90,174     5.36      1,364,589     87,253     6.39
Regular savings deposits               404,831     19,823     4.90        394,349     19,375     4.91
Money market certificates              942,716     62,692     6.65        782,073     61,714     7.89
Other domestic time deposits         2,557,439    185,207     7.24      2,242,642    181,900     8.11
Certificates of deposit
  $100,000 and over                    463,007     33,927     7.33      1,080,842     90,907     8.41
Deposits in foreign offices             18,222      1,209     6.63          6,792        539     7.94
- -----------------------------------------------------------------------------------------------------
  Total savings
    and time deposits/2/             7,094,515    440,196     6.20      6,791,013    486,790     7.17
Demand deposits                      1,502,404                          1,505,796
- -----------------------------------------------------------------------------------------------------
    Total deposits                   8,596,919                          8,296,809
Short-term borrowings/2/             1,778,336    101,614     5.71      2,284,596    179,883     7.87
Long-term debt/2/                      162,838     16,201     9.95        170,106     16,972     9.98
Liability on acceptances                26,416                             24,451
Other liabilities                       87,108                            121,074
- -----------------------------------------------------------------------------------------------------
    Total liabilities               10,651,617                         10,897,036
- -----------------------------------------------------------------------------------------------------
Preferred stock                         45,000                             45,000
Common shareholders' equity            744,087                            731,668
- -----------------------------------------------------------------------------------------------------
    Total shareholders' equity         789,087                            776,668
- -----------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity            11,440,704                         11,673,704
                                    ==========                         ==========
Total interest-bearing
  liabilities                        9,035,689    558,011     6.18      9,245,715    683,645     7.39
Other sources -- net                 1,285,432                          1,222,632
- -----------------------------------------------------------------------------------------------------
Total Sources of Funds              10,321,121    558,011     5.41     10,468,347    683,645     6.53
                                    ==========    =======    =====     ==========    =======    =====
Net Interest Spread                                           3.52                               3.36
Net Interest Income/Margin                        443,214     4.29                   442,141     4.22
=====================================================================================================

                                                                                                           5-Year Compound
                                                 1989                               1988                   Growth Rate /5/
                                    ------------------------------     ------------------------------     -----------------
                                                 Interest                           Interest                       Interest
                                               Income/4//   Yield/                Income/4//   Yield/               Income/
Dollars in thousands                  Balance     Expense     Rate        Balance    Expense     Rate     Balance   Expense
                                    ------------------------------     ------------------------------     -----------------
Assets                                       $          $        %              $          $        %           %         %
Taxable securities                   1,334,945    120,772     9.05      1,072,283     85,016     7.93        11.5       6.2
Tax-exempt securities                  242,112     26,808    11.07        346,686     36,963    10.66       (20.9)    (21.6)
Common and preferred stocks             29,150      3,040    10.43         31,741      3,106     9.79         (.1)     (8.1)
- ---------------------------------------------------------------------------------------------------------------------------
  Total investment securities/2/     1,606,207    150,620     9.38      1,450,710    125,085     8.62         6.8       1.2
Securities held for sale/2/                 --         --       --             --         --       --          --        --
Money market investments/2/             96,371      8,658     8.98        120,786      9,337     7.73        61.7      32.8
Mortgage loans held for sale/2/         94,020      9,565    10.17         85,080      7,955     9.35        39.6      30.0
- ---------------------------------------------------------------------------------------------------------------------------
Commercial loans                     3,371,400    372,361    11.04      3,113,191    312,927    10.05        (5.4)    (11.6)
Tax-exempt loans                       503,573     65,927    13.09        609,328     72,899    11.96       (15.3)    (22.3)
Instalment loans                     1,398,379    153,498    10.98      1,502,204    148,792     9.90         (.6)     (2.5)
Bank card loans                        464,440     76,896    16.56        482,343     78,242    16.22         7.1       3.6
Real estate loans                    1,180,336    132,022    11.19      1,055,700    114,241    10.82         9.1       1.9
Construction loans                     755,806     92,996    12.30        767,980     82,843    10.79       (21.7)    (30.8)
Foreign loans                            8,198        965    11.77         15,055      1,814    12.05       (58.2)    (61.9)
- ---------------------------------------------------------------------------------------------------------------------------
  Total loans -- net of
    unearned/2,3/                    7,682,132    894,665    11.65      7,545,801    811,758    10.76        (2.7)     (7.8)
Allowance for loan losses              (92,264)                           (92,330)                           23.8
- ---------------------------------------------------------------------------------------------------------------------------
    Loans -- net                     7,589,868                          7,453,471                            (3.2)
Cash and due from banks                664,186                            697,729                             (.5)
Premises and equipment -- net          267,868                            270,124                             1.5
Customers' liability on
  acceptances                           25,931                             25,846                            (7.9)
Intangible assets -- net                89,846                             88,648                              .5
Foreclosed properties -- net             6,465                              5,228                            83.3
Other assets                           218,598                            209,922                            12.8
- ---------------------------------------------------------------------------------------------------------------------------
  Total Assets                      10,659,360                         10,407,544                             3.7
                                    ==========                         ==========
Total Earning Assets                 9,478,730  1,063,508    11.22      9,202,377    954,135    10.37         4.0      (3.6)
                                    ==========  =========    =====     ==========    =======    =====
Liabilities and
  Shareholders' Equity
Interest checking deposits             870,860     44,226     5.08        859,753     43,627     5.07        14.8      (1.8)
Money market deposit accounts        1,189,857     81,995     6.89      1,130,778     66,646     5.89        17.7      (2.4)
Regular savings deposits               443,595     21,724     4.90        525,417     26,005     4.95        16.8       4.5
Money market certificates              845,467     68,291     8.08        932,004     63,868     6.85        (7.2)    (21.2)
Other domestic time deposits         1,792,679    149,328     8.33      1,386,798    114,647     8.27         9.6      (3.1)
Certificates of deposit
  $100,000 and over                  1,466,998    135,833     9.26      1,460,869    115,795     7.93       (52.3)    (57.5)
Deposits in foreign offices              8,185        741     9.05         18,025      1,366     7.58       (27.1)    (42.0)
- ---------------------------------------------------------------------------------------------------------------------------
  Total savings
    and time deposits/2/             6,617,641    502,138     7.59      6,313,644    431,954     6.84         4.6     (11.4)
Demand deposits                      1,525,986                          1,598,823                             3.6
- ---------------------------------------------------------------------------------------------------------------------------
    Total deposits                   8,143,627                          7,912,467                 4.4
Short-term borrowings/2/             1,457,820    130,616     8.96      1,514,477    110,959     7.33        (3.4)    (22.5)
Long-term debt/2/                      175,052     17,289     9.88        177,486     16,019     9.03         3.2       1.1
Liability on acceptances                25,931                             25,846                            (7.9)
Other liabilities                      137,239                            126,921                             7.3
- ---------------------------------------------------------------------------------------------------------------------------
    Total liabilities                9,939,669                          9,757,197                             3.3
- ---------------------------------------------------------------------------------------------------------------------------
Preferred stock                         49,227                             54,297                            (3.7)
Common shareholders' equity            670,464                            596,050                             9.2
- ---------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity         719,691                            650,347                             8.4
- ---------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity            10,659,360                         10,407,544                             3.7
                                    ==========                         ==========
Total interest-bearing
  liabilities                        8,250,513    650,043     7.88      8,005,607    558,932     6.98         3.2     (12.9)
Other sources -- net                 1,228,217                          1,196,770                             8.4
- ---------------------------------------------------------------------------------------------------------------------------
Total Sources of Funds               9,478,730    650,043     6.86      9,202,377    558,932     6.08         4.0     (12.9)
                                    ==========    =======    =====     ==========    =======    =====
Net Interest Spread                                           3.34                               3.39
Net Interest Income/Margin                        413,465     4.36                   395,203     4.29                   6.2
===========================================================================================================================

/1/ Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate, exclusive of the alternative minimum tax and nondeductible interest expense
/2/ Indicates earning asset or interest-bearing liability
/3/ Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis
/4/ The tax-equivalent adjustment to net interest income was $12.6 million in 1993, $16.0 million in 1992, $22.1 million in 1991, minimum tax and nondeductible interest expense $28.0 million in 1990, $33.3 million in 1989 and $39.0 million in 1988
/5/ Based on exponetial line fit (1989-1993)

- --------------------------------------------------------------------------------
Selected Ratios And Other Data
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries

Ratios                                                   1993        1992        1991        1990        1989        1988
Net interest margin/1/                                   4.78%       4.67%       4.29%       4.22%       4.36%       4.29%
Noninterest expense to:
  Net interest income/1/ and noninterest
    income                                              66.38       70.03       59.91       62.21       64.58        63.45
  Average assets                                         4.16        4.21        3.55        3.25        3.40         3.27
Net Income to net interest and noninterest
  income                                                18.12       11.39        5.15       10.52       19.65        17.81
Average earning assets to average total assets          89.66       89.45       90.21       89.67       88.92        88.42
Net Income to:
  Average earning assets                                 1.24         .75         .33         .58        1.10          .96
  Average assets                                         1.12         .67         .30         .52         .97          .85
  Average total equity                                  13.53        9.50        4.28        7.87       14.43        13.61
Income applicable to common shares to
  average common equity                                 13.90        9.73        4.19        7.99       15.06        14.21
Average total equity to:
  Average loans                                         15.19       12.48       10.85       10.00        9.37         8.62
  Average assets                                         8.25        7.04        6.90        6.65        6.75         6.25
Dividend payout ratio:
  On common stock                                       30.56       34.46       87.98       70.46       36.19        37.13
  On common and preferred stock                         31.66       36.49       88.90       71.75       37.96        39.81
Equity formation rate                                    9.24        6.04         .47        2.22        8.95         8.19
Long-term debt at year end to:
  Total equity at year end                              17.99       21.94       20.36       21.84       22.68        26.14
  Total equity and long-term debt at
    year end                                            15.25       18.00       16.92       17.92       18.48        20.72
Net charge-offs to:
  Average total loans                                     .95        1.69        2.07         .99         .55          .97
  Provision for loan losses                            132.92      114.80       71.95       58.64       94.28       137.61
Allowance for loan losses to year-end loans              2.89        3.11        2.97        1.94        1.20         1.17
Nonperforming assets to year-end loans
  and foreclosed properties-- net                        1.32        3.32        4.90        3.08         .97          .70
Net charge-offs earnings coverage                        3.89x       1.74x       1.65x       2.63x       3.92x        2.15x
Equity leverage                                         12.12       14.20       14.50       15.03       14.81        16.00
==========================================================================================================================
Other data
Cash dividends declared per common share              $  1.14    $    .80     $   .86     $  1.32      $ 1.20      $  1.12
Number of average primary shares (000s)                37,587      32,286      31,921      31,218      30,739       29,710
Market price of common stock:
  High                                                $46 1/2    $ 39 3/4     $    25     $29 5/8     $34 1/8      $26 1/2
  Low                                                  35 1/8      17 1/4      11 1/4      12 1/8      23 1/2       20 7/8
  Last                                                 41 7/8          39      17 3/4      13 3/4      28 3/4           24
At year end:
  Book value per common share                           28.32       25.24       23.23       23.15       22.73        20.85
  Fully diluted price/earnings multiple                 11.41x      16.81x      18.11x       7.35x       8.85x        8.54x
  Dividend yield on common stock                         2.72%       2.05%       4.85%       9.60%       4.17%        4.67%
  Number of common shareholders
    of record                                          12,769      12,139      12,637      12,545      12,536       11,218
  Number of banking offices                               302         289         266         263         252          256
  Number of employees                                   6,576       6,122       5,771       6,175       6,180        6,325
  Full-time equivalent employees                        6,279       5,891       5,581       6,029       6,029        6,150
==========================================================================================================================

/1/ Tax-equivalent basis

- --------------------------------------------------------------------------------
General Information
- --------------------------------------------------------------------------------
Crestar Financial Corporation And Subsidiaries

Corporate Headquarters
Crestar Center
919 East Main Street, P.O. Box 26665
Richmond, Virginia 23261-6665
(804)782-5000 TELEX: 827420

Annual Meeting
The 1994 Annual Meeting of Shareholders will be held at 10:00 a.m. on Friday, April 22, 1994 in our Corporate Headquarters auditorium.

Common Stock
Crestar's common stock is traded on the New York Stock Exchange where our symbol is CF. Dividends are customarily paid on the 21st of February, May, August and November.

Quarterly Common Stock
Prices And Dividends

The high, low and last price of Crestar's common stock for each quarter of 1993 and 1992 and the dividends declared per share are shown below.

                            Market Price
Quarter           -------------------------------   Dividends
Ended                High         Low        Last    Declared
1993
March 31          $46 1/2     $35 3/4     $42 5/8        $.25
June 30            46 1/2      35 1/8      41 3/4         .28
September 30       45          39 7/8      42 3/4         .28
December 31        46 1/8      37 1/4      41 7/8         .33
- -------------------------------------------------------------
1992
March 31          $26 1/4     $17 1/4     $22 1/2        $.20
June 30            30 1/4      22          30             .20
September 30       33          25 3/4      31 1/8         .20
December 31        39 3/4      29          39             .20

In January 1994, a quarterly dividend on common stock of $.33 per share was declared.

Financial Information
To obtain financial information on Crestar, contact Eugene S. Putnam, Jr., Vice President-Investor Relations and Corporate Finance, at the Corporate Headquarters, (804)782-5619.

Corporate Publications
Crestar's Annual Report and Form 10-K, Quarterly Reports and other corporate publications are available on request by writing or calling our Investor Relations Department at the Corporate Headquarters, (804)782-7152.

Shareholder Information
In you have questions about a specific stock ownership account, write or call our Investor Relations Department at the Corporate Headquarters, (804)782-7933.

Dividend Reinvestment
And Stock Purchase Plan
Common shareholders receive a 5% discount from market price when they reinvest their Crestar dividends in additional shares. Shareholders participating in the Plan can also make optional cash purchases of common stock at market price and pay no brokerage commissions. To obtain our Plan prospectus and enrollment card, write or call our Investor Relations Department at the Corporate Headquarters, (804)782-7933.

Cash Dividend Direct Deposit
Shareholders may elect to have their Crestar dividends directly deposited to a checking, savings or money market account. This service provides a convenient and safe method of receiving dividends and is offered at no cost to shareholders. To obtain additional information and an enrollment form, write or call our Investor Relations Department at the Corporate Headquarters, (804)782-7933.

                                  Exhibits



The following exhibits are filed with this form or are incorporated by reference in response to Item 14(c). Those exhibits not included herein have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

 3 (a)  Restated Articles of Incorporation (filed herewith).

 3 (b)  Bylaws as amended through February 26, 1993 (filed herewith).

 4 (a) Indenture dated as of May 1, 1969 covering $30,000,000 of 5% Convertible Subordinated Debentures Due 1994 (filed as Exhibit 4(b) to Registration Statement No. 2-32575 and incorporated by reference herein).

 4 (b) Indenture dated as of February 1, 1985 for subordinated debt securities (filed as Exhibit 4(c) to Registrant's 1985 Form 10-K and incorporated by reference herein). Pursuant to this Indenture, a series of $50,000,000 of 8-5/8% Subordinated Notes Due 1998 and a series of $125,000,000 of 8 1/4% Subordinated Notes Due 2002 have been issued, the terms of which are described in 4(c) and 4(e) below.

 4 (c) First Supplemental Indenture dated as of March 1, 1986 covering $50,000,000 of 8-5/8% Subordinated Notes Due 1998 (filed as Exhibit 4(b) to Registration Statement No. 33-4332 and incorporated by reference herein).

 4 (d)  Second Supplemental Indenture dated as of September 1, 1986 (filed as
        Exhibit 4.1 to Registrant's Form 8-K Current Report dated July 16, 1992 and incorporated by reference herein).

 4 (e) Third Supplemental Indenture dated as of July 1, 1992 covering $125,000,000 of 8 1/4% Subordinated Notes Due 2002 (filed as Exhibit 4(c) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 4 (f) Rights Agreement dated June 23, 1989, between the Registrant and Mellon Bank, NA, as Rights Agent (filed as Exhibt 4.1 to the Registrant's Form 8-K Current Report dated June 23, 1989, and incorporated by reference herein).

 10(a) Performance Equity Plan of United Virginia Bankshares Incorporated (filed as Exhibit 10(a) to Registrant's 1987 Form 10-K and incorporated by reference herein).

 10(b) Management Incentive Compensation Plan of Crestar Financial Corporation (filed as Exhibit 10(b) to Registrant's 1989 Form 10-K and incorporated by reference herein).

 10(c) Executive Life Insurance Plan (filed as Exhibit 10(d) to Registrant's 1985 Form 10-K and incorporated by reference herein).

 10(d) Crestar Financial Corporation Executive Life Insurance Plan as amended and restated effective January 1, 1991 (filed herewith).

 10(e) Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(d) to Registrant's 1990 Form 10-K and incorporated by reference herein).

 10(f) Amendments (effective December 18, 1992) to Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(e) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(g) 1981 Stock Option Plan of Crestar Financial Corporation and Affiliated Corporations as amended through January 25, 1991 (filed as Exhibit 10(e) to Registrant's 1991 Form 10-K and incorporated by reference herein).

 10(h) Severance Agreement between the Corporation and Richard G. Tilghman (filed as Exhibit 10(g) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(i) Severance Agreement between the Corporation and Patrick D. Giblin (filed as Exhibit 10(h) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(j) Severance Agreement between the Corporation and Oscar H. Parrish (filed as Exhibit 10(i) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(k) Severance Agreement between the Corporation and James M. Wells (filed as Exhibit 10(j) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(l) Severance Agreement between the Corporation and William C. Harris (filed as Exhibit 10(k) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(m) Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(k) to Registrant's Form 1990 10-K and incorporated by reference herein).

 10(n) Amendments (effective December 18, 1992) to Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(m) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(o) United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(m) to Registrant's 1988 Form 10-K and incorporated by reference herein).

 10(p) Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as
        Exhibit 10(n) to Registrant's 1988 Form 10-K and incorporated by reference herein).

 10(q) Amendments (effective April 24, 1991) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as Exhibit 10(p) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(r) Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(n) to Registrant's 1990 Form 10-K and incorporated by reference herein).

 10(s) Amendments (effective December 18, 1992) to Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(r) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(t)  Crestar Financial Corporation Executive Severance Plan (filed as
        Exhibit 10(o) to Registrant's 1990 Form 10-K and incorporated by reference herein).

 10(u) Amendments (effective September 15, 1992, October 23, 1992 and December 18, 1992) to Crestar Financial Corporation Executive Severance Plan (filed as Exhibit 10(t) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(v) Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(p) to Registrant's 1990 Form 10-K and incorporated by reference herein).

 10(w) Amendments (effective December 18, 1992) to Crestar Financi al Corporation Benefit Assurance Plan (filed as Exhibit 10(v) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(x)  Crestar Financial Corporation Supplemental Benefit Plan (filed as
        Exhibit 10(q) to Registrant's 1990 Form 10-K and incorporated by reference herein).

 10(y) Amendments (effective December 18, 1992) to Crestar Financial Corporation Supplemental Benefit Plan (filed as Exhibit 10(x) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(z) United Virginia Bankshares Incorporated Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(r) to Registrant's 1990 Form 10-K and incorporated by reference herein).

 10(aa) Amendment (effective January 1, 1987) to United Virginia Bankshares
        Incorporated Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(z) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(ab) Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit
        10(s) to Registrant's 1991 Form 10-K and incorporated by reference herein).

 10(ac) Amendments (effective December 18, 1992) to Crestar Financial
        Corporation Premium Assurance Plan (filed as Exhibit 10(ab) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 10(ad) Crestar Financial Corporation 1993 Stock Incentive Plan (filed herewith).

 10(ae) Crestar Financial Corporation Directors' Stock Compensation Plan
        (filed herewith).

 10(af) Crestar Financial Corporation Temporary Executive Benefit Plan as amended through December 18, 1992(filed herewith).

 10(ag) Crestar Financial Corporation Permanent Executive Benefit Plan as amended through December 18, 1992 (filed herewith).

 21     Subsidiaries (filed herewith).

 23     Consent of KPMG Peat Marwick (filed herewith).



 Note: All item 10 documents represent Executive Compensation Plans or Arrangements, or Amendments thereto.

                                   Appendix

The following graphical and pictorial material appears in the Crestar Financial Corporation 1993 Form 10-K:

Page 13 - Common Stock Price & Book Value ($ per share)
Bar graph depicting price range of Crestar's common stock for five years and plotted points representing book value at December 31 for each of the five years.


                                                Book                    Price
                                                Value                   Range
                        1993                    $28.32                  $35 1/8 - $46 1/2
                        1992                     25.24                   17 1/4 -  39 3/4
                        1991                     23.23                   11 1/4 -  25
                        1990                     23.15                   12 1/8 -  29 5/8
                        1989                     22.73                   23 1/2 -  34 1/8

Page 13 - Return On Average Assets (percent)
Bar graph showing return on average asset ratio for five years


                1993             1.12%
                1992              .67
                1991              .30
                1990              .52
                1989              .97

Page 13 - Return On Average Equity (percent)
Bar graph showing both return on common equity and total equity for five years


                                Common                  Total
                1993            13.90%                  13.53%
                1992             9.73                    9.50
                1991             4.19                    4.28
                1990             7.99                    7.87
                1989            15.06                   14.43

Page 16 - Net Interest Income ($ in millions)
Bar graph for five years showing net interest income on a tax-equivalent basis

                           Net
                        Interest
                        Income
        1993              $540
        1992               498
        1991               443
        1990               442
        1989               413

Page 16 - Net Interest Margin (percent)
Bar graph for five years showing the net interest margin

                           Net
                        Interest
                        Margin
        1993            4.78%
        1992            4.67
        1991            4.29
        1990            4.22
        1989            4.36

Page 16 - Sources Of Funds - Averages ($ in millions)
Five-year stacked bar graph depicting average amount of long-term debt over other sources-net over purchased funds over interest-bearing core deposits.

                Long            Other                                Interest-
                Term            Sources         Purchased            Bearing
                Debt              Net           Liabilities          Core
1993             $215            $1,856          $1,502               $7,711
1992              186             1,492           1,252                7,733
1991              163             1,285           2,260                6,613
1990              170             1,222           3,372                5,704
1989              175             1,228           2,933                5,143

Page 17 - Uses of Funds - Averages (in millions)
Five-year stacked bar graph showing average amount of mortgage loans held for sale, money market investments, investment securities & securities held for sale, and loans

                Loans                           Inv. Sec.
                HFS             MMkt.           & Sec. HFS              Loans
1993            $368            $676            $3,405                  $6,836
1992             368             989             2,581                   6,725
1991             157             738             2,151                   7,275
1990             121             218             2,362                   7,767
1989              94              97             1,606                   7,682

Page 25 - Average Core Deposit Mix (percent)
Stacked bar graph for five years showing demand deposit percent of total average core deposits over interest checking & money market deposit over regular savings over other consumer deposit

                Demand          Int Check.
                Deposits        & MMkt.          Savings             Other
1993              20%            41%             11%                 28%
1992              18             40               8                  34
1991              19             33               5                  43
1990              21             32               5                  42
1989              23             30               7                  40

Page 29 - Earning Asset Mix ($ in millions)

Pie chart showing breakout of earning assets at December 31, 1993 by category

                                            Amount          Percent
Mortgage Loans Held For Sale             $   591.2             5%
Money Market Investments                     650.6             5
Investment Securities &
  Securities Held For Sale                 3,521.7            29
Loans                                      7,287.1            61
                                         ---------           ---
Total                                    $12,050.6           100
                                         ---------           ---

Page 29 - Funding Mix ($ in millions)
Pie chart showing breakout of funding sources at December 31, 1993 by category

                                             Amount         Percent
Long-Term Debt                           $    191.2            2%
Other Sources - Net                         2,311.5           19
Purchased Funds                             1,664.4           14
Interest-Bearing Core Deposits              7,883.5           65
                                          ---------          ---
Total                                     $12,050.6          100
                                          ---------          ---
