Form 10-Q
period 1994-03-31
CRESTAR FINANCIAL CORP
filed 1994-05-13
CIK 101880

                United States Securities And Exchange Commission

                              Washington, DC 20549

                                    Form 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1994

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


Commission File Number      1-7083
                        --------------

                          Crestar Financial Corporation
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Virginia                                   54-0722175
- - --------------------------------------------------------------------------------
           (State or other jurisdiction                      (I.R.S. Employer
         of incorporation or organization)                  Identification No.)

  919 E. Main Street, P.O. Box 26665, Richmond, Virginia         23261-6665
- - --------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

                                  (804)782-5000
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   .    No      .
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      Class                     Outstanding at April 30, 1994
- - --------------------------------------    --------------------------------------
      Common Stock, $5 par value                         37,517,231

                 Crestar Financial Corporation And Subsidiaries

                                    Form 10-Q

                      For The Quarter Ended March 31, 1994

Part I.  Financial Information


         Item 1.  Financial Statements:

                                                                               Page
                                                                               ----
                  Consolidated Balance Sheets.................................... 3

                  Consolidated Statements Of Income.............................. 4

                  Consolidated Statements Of Cash Flows.......................... 5

                  Consolidated Statements Of Changes In Shareholders' Equity..... 6

                  Notes To Consolidated Financial Statements.................. 7-15

         Item 2.  Management's Discussion And Analysis Of Financial Condition And
                  Results Of Operations:

                  Financial Commentary....................................... 16-30

Part II.  Other Information

          Item 6.  Exhibits And Reports On Form 8-K:

          There were no reports on Form 8-K filed during the three months ended March 31, 1994.

Consolidated Balance Sheets

Crestar Financial Corporation And Subsidiaries



Dollars in thousands                                                         March  31,                       December 31,
                                                                      -------------------------------
Assets                                                                      1994                1993               1993
Cash and due from banks                                              $   736,254        $    614,568       $    716,652
Securities held to maturity, market value $1,058,821 and
  $1,794,909 at March 31, 1994 and 1993, respectively,
  and $1,845,714 at December 31, 1993 (note 2)                         1,065,347           1,762,079          1,824,617
Securities available for sale (note 3)                                 2,382,586           1,475,438          1,697,000
Money market investments (note 4)                                        846,486           1,143,844            650,633
Mortgage loans held for sale                                             417,360             222,051            591,233
Loans -- net of unearned income (note 5):
  Commercial                                                           2,646,475           2,448,228          2,608,069
  Tax-exempt                                                             220,656             275,291            230,852
  Instalment                                                           1,692,627           1,364,630          1,532,936
  Bank card                                                              991,811             564,126            976,200
  Real estate                                                          2,454,199           1,490,674          1,713,876
  Construction                                                           229,310             212,342            224,460
  Foreign                                                                    164                  20                729
- - ---------------------------------------------------------------------------------------------------------------------------
    Loans -- net of unearned income of $2,324 and
    $5,945 at March 31, 1994 and 1993, respectively,
    and $2,988 at December 31, 1993                                    8,235,242           6,355,311          7,287,122
  Less: Allowance for loan losses (note 6)                              (226,577)           (202,979)          (210,958)
- - ---------------------------------------------------------------------------------------------------------------------------
    Loans -- net                                                       8,008,665           6,152,332          7,076,164
- - ---------------------------------------------------------------------------------------------------------------------------
Premises and equipment -- net                                            315,364             279,799            302,704
Customers' liability on acceptances                                       13,740              18,274             11,578
Intangible assets -- net (note 7)                                        140,184              79,996             96,152
Foreclosed properties -- net (note 5 and 8)                               24,471              75,033             16,951
Other assets                                                             430,010             359,286            303,263
- - ---------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                     $14,380,467        $ 12,182,700       $ 13,286,947
===========================================================================================================================
Liabilities
Demand deposits                                                      $ 2,088,875        $  1,822,719       $  2,234,536
Interest checking deposits                                             1,882,099           1,520,543          1,791,100
Money market deposit accounts                                          2,392,430           2,230,593          2,214,537
Regular savings deposits                                               1,420,459             978,429          1,241,592
Money market certificates                                                661,837             560,396            538,869
Other domestic time deposits                                           2,602,249           2,056,868          2,097,448
Certificates of deposit $100,000 and over                                 45,027              42,159             45,914
Deposits in foreign offices                                                   --               1,782              1,782
- - ---------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                    11,092,976           9,213,489         10,165,778
Short-term borrowings (note 9)                                         1,372,014           1,502,797          1,616,743
Liability on acceptances                                                  13,740              18,274             11,578
Other liabilities                                                        602,164             250,489            239,215
Long-term debt (note 10)                                                 217,134             210,134            191,156
- - ---------------------------------------------------------------------------------------------------------------------------
    Total Liabilities                                                 13,298,028          11,195,183         12,224,470
- - ---------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares;
 issued and outstanding:
    Adjustable Rate Cumulative Series B, $50 stated value;
    900,000 at March 31, 1993                                                 --              45,000                 --
Common stock, $5 par value.  Authorized 100,000,000 shares
 at March 31, 1994 and December 31, 1993 and 60,000,000
 shares at March 31, 1993; outstanding 37,482,661 and
 36,305,742 at March 31, 1994 and 1993, respectively,
 and 37,515,671 shares at December 31, 1993                              187,413             181,529            187,578
Capital surplus                                                          257,009             192,123            248,896
Retained earnings                                                        644,282             568,865            626,003
Net unrealized loss on securities available for sale (note 15)            (6,265)                --                 --
- - ---------------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                         1,082,439             987,517          1,062,477
- - ---------------------------------------------------------------------------------------------------------------------------
    Total Liabilities And Shareholders' Equity                       $14,380,467        $ 12,182,700       $ 13,286,947
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income

Crestar Financial Corporation And Subsidiaries



In thousands, except per share data                       Three Months Ended March 31,
                                                          ----------------------------
Income From Earning Assets                                            1994        1993
Interest and fees on loans                                        $154,964    $138,464
Interest and dividends on taxable securities held to maturity        8,900      27,607
Interest on tax-exempt securities held to maturity                   1,384       1,985
Interest and dividends on securities available for sale             40,249      19,709
Income on money market investments                                   4,109       9,293
Interest on mortgage loans held for sale                             7,424       5,067
- - --------------------------------------------------------------------------------------
    Total income from earning assets                               217,030     202,125
- - --------------------------------------------------------------------------------------
Interest Expense
Interest checking deposits                                           9,741       9,273
Money market deposit accounts                                       13,749      14,989
Regular savings deposits                                             8,321       6,857
Money market certificates                                            4,297       4,991
Other domestic time deposits                                        24,908      24,394
Certificates of deposit $100,000 and over                              474         556
Deposits in foreign offices                                             11          17
- - --------------------------------------------------------------------------------------
  Total interest on deposits                                        61,501      61,077
Short-term borrowings                                               10,613      12,056
Long-term debt                                                       4,250       4,390
- - --------------------------------------------------------------------------------------
  Total interest expense                                            76,364      77,523
- - --------------------------------------------------------------------------------------
Net Interest Income                                                140,666     124,602
Provision for loan losses (note 6)                                  10,032      18,500
- - --------------------------------------------------------------------------------------
Net Credit Income                                                  130,634     106,102
- - --------------------------------------------------------------------------------------
Noninterest Income
Trust and investment advisory income                                15,003      14,722
Service charges on deposit accounts                                 20,779      19,858
Bank card-related income                                             7,728       5,629
Other income                                                        21,663      19,050
Securities gains (losses)                                           (1,718)      1,111
- - --------------------------------------------------------------------------------------
  Total noninterest income                                          63,455      60,370
- - --------------------------------------------------------------------------------------
Net Credit And Noninterest Income                                  194,089     166,472
- - --------------------------------------------------------------------------------------
Noninterest Expense
Personnel costs                                                     74,797      63,258
Occupancy expense -- net                                            10,794       8,966
Equipment expense                                                    5,928       6,064
Other expense                                                       42,491      44,796
- - --------------------------------------------------------------------------------------
  Total noninterest expense                                        134,010     123,084
- - --------------------------------------------------------------------------------------
Income Before Income Taxes                                          60,079      43,388
Income tax expense (note 11)                                        19,597      12,494
- - --------------------------------------------------------------------------------------
Net Income                                                          40,482      30,894
Preferred dividend requirements                                       --           619
- - --------------------------------------------------------------------------------------
Income Applicable To Common Shares                                $ 40,482    $ 30,275
======================================================================================
Earnings Per Share (note 12):
Primary                                                           $   1.07    $   0.83
Fully diluted                                                         1.07        0.83
======================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows

Crestar Financial Corporation And Subsidiaries


In thousands                                                                        Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                               1994         1993
Operating       Net Income                                                                $  40,482    $  30,894
Activities      Adjustments to reconcile net income to net cash provided by operating activities:
                   Provisions for loan losses, foreclosed properties and other losses         9,076       18,500
                   Depreciation and amortization of premises and equipment                    7,992        7,699
                   Securities losses (gains)                                                  1,718       (1,111)
                   Amortization of intangible assets                                          4,829        3,224
                   Deferred income tax expense                                                2,214          936
                   Loss on foreclosed properties                                                260        3,192
                   Gain on sale of mortgage servicing rights                                 (3,102)      (2,300)
                   Net increase in trading account                                           (3,891)     (90,628)
                   Net decrease in loans held for sale                                      189,014      145,184
                   Net increase in accrued interest receivable, prepaid expenses
                    and other assets                                                        (55,700)     (55,462)
                   Net increase in accrued interest payable, accrued
                    expenses and other liabilities                                           45,222       45,904
                   Other, net                                                                 4,090       (1,379)
                ------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                                242,204      104,653
- - ----------------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities held to maturity            76,436      150,942
Activities      Proceeds from maturities and calls of securities available for sale         140,336       15,595
                Proceeds from sales of securities available for sale                      1,079,257      301,020
                Purchases of securities held to maturity                                   (262,038)    (316,651)
                Purchases of securities available for sale                                 (387,328)    (246,893)
                Net decrease (increase) in money market investments                        (164,437)     127,816
                Principal collected on non-bank subsidiary loans                              7,311        4,629
                Loans originated by non-bank subsidiaries                                   (44,101)     (27,386)
                Net decrease in other loans                                                 111,899      218,848
                Purchases of premises and equipment                                         (14,228)      (6,950)
                Proceeds from sales of foreclosed properties                                 12,976       11,413
                Proceeds from sale of mortgage servicing rights                               5,291        3,175
                Acquisitions of net assets of financial institutions                       (119,480)        --
                Other, net                                                                   (3,234)      (1,777)
                ------------------------------------------------------------------------------------------------
                    Net cash provided by investing activities                               438,660      233,781
- - ----------------------------------------------------------------------------------------------------------------
Financing       Net decrease in demand, interest checking, money market
Activities       and regular savings deposits                                               (83,542)    (207,776)
                Net decrease in short-term borrowings                                      (446,831)    (105,219)
                Net decrease in certificates of deposit                                    (117,054)    (160,238)
                Proceeds from issuance of long-term debt                                        158         --
                Principal payments on long-term debt                                           (432)        (298)
                Cash dividends paid                                                         (12,383)      (9,673)
                Common stock purchased and retired                                          (10,392)        --
                Proceeds from the issuance of common stock                                    9,214        4,755
                ------------------------------------------------------------------------------------------------
                    Net cash used by financing activities                                  (661,262)    (478,449)
- - ----------------------------------------------------------------------------------------------------------------
Cash and        Increase (decrease) in cash and cash equivalents                             19,602     (140,015)
Cash            Cash and cash equivalents at beginning of year                              716,652      754,583
Equivalents     ------------------------------------------------------------------------------------------------
                Cash and cash equivalents at end of quarter                               $ 736,254    $ 614,568
================================================================================================================

Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity

Crestar Financial Corporation And Subsidiaries

Dollars in thousands                                  Shareholders' Equity       Shares of Common Stock
                                                    ------------------------    ------------------------
                                                          1994          1993          1994          1993
Balance, January 1                                  $1,062,477    $  958,905    37,515,671    36,156,605
Net Income                                              40,482        30,894            --            --
Cash dividends declared on:
  Preferred stock, Series B                                 --          (619)           --            --
  Common stock                                         (12,383)       (9,054)           --            --
Change in valuation allowance for marketable
  equity securities                                         --         2,636            --            --
Cumulative effect of change in accounting
  for securities available for sale (note 15)           32,209            --            --            --
Change in net unrealized gain on securities
  available for sale (note 15)                         (38,474)           --            --            --
Common stock purchased and retired                     (11,169)           --      (269,700)           --
Common stock issued:
  Upon conversion of debentures                              5            --           540            --
  For dividend reinvestment plan                         2,515         2,055        60,144        54,337
  For directors' stock compensation plan                    78            --         1,859            --
  For thrift and profit sharing plan                     4,993            --       115,770            --
  Upon exercise of stock options (including tax
   benefit of $291 in 1994 and $552 in 1993)             1,706         2,700        58,377        94,800
- - --------------------------------------------------------------------------------------------------------
Balance, March 31                                   $1,082,439    $  987,517    37,482,661    36,305,742
========================================================================================================


See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Crestar Financial Corporation And Subsidiaries

(1)  General

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed acquisitions, have been included. All adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1994 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1993 Annual Report and Form 10-K.

   On January 11, 1994, Crestar Mortgage Corporation acquired the stock of Mortgage Capital Corporation, a wholesale mortgage loan production company, with an initial purchase payment of $5.2 million. Under terms of the purchase agreement, an additional $2.4 million may be paid to the former owners, depending on the future performance of Mortgage Capital's operations over the next five years. On January 28, 1994, Crestar merged with Richmond, Virginia-based Virginia Federal Savings Bank ("Virginia Federal"), for a purchase price of $51.7 million. The excess of the purchase price over the estimated fair value of the tangible net assets acquired of $9.3 million is classified as an intangible asset in the consolidated balance sheet, and consists of mortgage servicing rights of approximately $3.0 million and deposit base intangibles of approximately $6.3 million. Virginia Federal had total assets of approximately $700 million as of January 28, 1994.

   On March 18, 1994, Crestar completed the acquisitions of McLean, Virginia-based Providence Savings and Loan Association ("Providence") and NVR Federal Savings Bank ("NVR"). Crestar acquired the stock of Providence for a purchase price of $27.0 million. The excess of the purchase price over the estimated fair value of the tangible net assets acquired of $24.0 million is classified in the consolidated balance sheet as goodwill of approximately $15.0 million, deposit base intangibles of approximately $8.8 million and mortgage servicing rights of approximately $0.2 million. Providence had total assets of approximately $375 million as of March 18, 1994. Crestar acquired the assets and assumed certain liabilities of NVR for a purchase price of $42.6 million. The excess of the purchase price over the estimated fair value of the tangible net assets acquired of $13.1 million is classified in the consolidated balance sheet as deposit base intangibles of approximately $8.0 million, goodwill of approximately $4.3 million, and mortgage servicing rights of approximately $0.8 million. NVR had total assets of approximately $425 million as of March 18, 1994.

   In the above acquisitions, goodwill is being amortized over 15 years. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income to be derived from the servicing activity, ranging from 7 to 20 years. Deposit base intangibles are being amortized over the estimated lives of the related deposit relationships, ranging from 4 to 8 years.

   The above acquisitions were accounted for as purchases and, accordingly, the results of their operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The results of operations of the above acquisitions for the periods prior to their respective acquisition dates were not material to the results of operations of Crestar.

   In November 1993, Crestar announced an agreement had been reached to acquire the $329 million-asset Annapolis Bancorp, Inc. The purchase price of the acquisition, which is subject to regulatory approval, is a combination of Crestar stock and cash totaling $12.75 per Annapolis share in a transaction valued at approximately $15 million. The acquisition is expected to be completed in the second quarter of 1994, and will add approximately $283 million in deposits, $245 million of loans and 9 branches to Crestar's banking operations.

   The Corporation maintains a grantor trust to pay certain employee benefits as they become due. Assets of the trust are restricted to use for applicable employee benefit plans, including deferred compensation and medical benefit plans. These trust assets of approximately $62 million at March 31, 1994 are included in the Corporation's total assets.

(2)  Securities Held To Maturity

The carrying values and approximate market values of securities held to maturity at March 31 follow:

===================================================================================================
In thousands                                               1994                      1993
                                                  -----------------------   -----------------------
                                                   Carrying      Market      Carrying      Market
                                                      Value       Value         Value       Value
U.S. Treasury and Federal agencies                $   10,465   $   10,415   $   24,139   $   24,495
Mortgage-backed obligations of Federal agencies      706,861      704,256    1,352,407    1,379,215
Other taxable securities                             266,791      262,372      244,472      247,740
States and political subdivisions                     81,230       81,778      105,310      107,689
Common and preferred stocks                               --           --       35,751       35,770
- - ---------------------------------------------------------------------------------------------------
  Total securities held to maturity               $1,065,347   $1,058,821   $1,762,079   $1,794,909
===================================================================================================

(3)  Securities Available For Sale

The amortized cost and approximate market values of securities available for sale at March 31 follow:

===================================================================================================
In thousands                                               1994                      1993
                                                  -----------------------   -----------------------
                                                  Amortized      Market     Amortized      Market
                                                       Cost       Value          Cost       Value
U.S. Treasury and Federal agencies                $1,369,024   $1,365,499   $1,225,413   $1,266,990
Mortgage-backed obligations of Federal agencies      772,282      766,457       42,572       42,591
Other mortgage-backed obligations                    223,576      223,200      207,453      208,099
Other taxable securities                              10,514       10,581           --           --
Common stocks                                         16,891       16,849           --           --
- - ---------------------------------------------------------------------------------------------------
  Total securities available for sale             $2,392,287   $2,382,586   $1,475,438   $1,517,680
===================================================================================================

At March 31, 1994, gross unrealized gains were $21.8 million and gross unrealized losses were $31.5 million for securities available for sale. The majority of U.S. Treasury and Federal agency securities mature within one to five years. The majority of mortgage-backed obligations have a stated maturity of over ten years.

(4)  Money Market Investments

Money market investments at March 31 included:

=========================================================================
In thousands                                            1994         1993
Trading account securities                        $    8,951   $  110,522
Federal funds sold                                    79,935       52,537
Securities purchased under agreements to resell      727,250      480,000
Domestic time deposits                                25,138       50,326
U.S. Treasury                                          5,212      442,807
Other                                                  --           7,652
- - -------------------------------------------------------------------------
  Total money market investments                  $  846,486   $1,143,844
=========================================================================

(5)  Nonperforming Assets

Nonperforming assets at March 31 were:

==================================================
In thousands                       1994       1993
Nonaccrual loans               $ 89,476   $118,687
Restructured loans                   34        249
- - --------------------------------------------------
  Total nonperforming loans      89,510    118,936
Foreclosed properties -- net     24,471     75,033
- - --------------------------------------------------
  Total nonperforming assets   $113,981   $193,969
==================================================

Non-cash additions to foreclosed properties were $1.0 million and $8.1 million in the first three months of 1994 and 1993, respectively.

(6)  Allowance For Loan Losses

Transactions in the allowance for loan losses for the three months ended
March 31 were:
===============================================================================

In thousands                                                   First Quarter
                                                            -------------------
                                                                1994       1993
Beginning balance                                           $210,958   $205,017
- - -------------------------------------------------------------------------------
Charge-offs                                                  (18,753)   (24,721)
Recoveries                                                     8,711      4,183
- - -------------------------------------------------------------------------------
  Net charge-offs                                            (10,042)   (20,538)
Provision for loan losses                                     10,032     18,500
Allowance from acquisitions                                   15,629         --
- - -------------------------------------------------------------------------------
  Net increase (decrease)                                     15,619     (2,038)
- - -------------------------------------------------------------------------------
Ending balance                                              $226,577   $202,979

===============================================================================
In 1994 Crestar recorded a $3.0 million provision to account for a shortfall in collateral value of a Crestar Securities Corporation customer that was unable to settle its obligation to purchase certain mortgage-backed securities. The $8.2 million customer receivable has been classified as a non-accrual commercial loan on Crestar's March 31, 1994 consolidated balance sheet.

(7)  Intangible Assets

Intangible assets at March 31 included:
===============================================================================

In thousands                                                    1994       1993
Deposit base intangibles                                    $ 63,579   $ 30,518
Goodwill                                                      51,808     24,463
Mortgage servicing rights                                     24,150     24,252
Other                                                            647        763
- - -------------------------------------------------------------------------------
  Total intangible assets                                   $140,184   $ 79,996

===============================================================================

Goodwill is shown net of accumulated amortization of $17,921,000 and $15,507,000 for 1994 and 1993, respectively.

(8)  Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the three months ended March 31 were:
===============================================================================

In thousands                                                    Three Months
                                                            -------------------
In thousands                                                    1994       1993
Beginning balance                                            $ 5,574    $10,264
- - -------------------------------------------------------------------------------
Write-downs                                                     (255)      (700)
Provision for foreclosed properties                           (1,302)        --
Allowance from acquisition                                     1,416         --
- - -------------------------------------------------------------------------------
  Net (decrease)                                                (141)      (700)
- - -------------------------------------------------------------------------------
Ending balance                                               $ 5,433    $ 9,564

===============================================================================

(9)  Short-Term Borrowings

Borrowings, exclusive of deposits, with maturities of less than one year at March 31 were:

=====================================================================
In thousands                                        1994         1993
Federal funds purchased                       $  726,491   $  493,650
Securities sold under repurchase agreements      527,734      900,783
Commercial paper                                     293          285
Notes payable                                    114,578      103,673
U.S. Treasury demand notes                           503        1,294
Other                                              2,415        3,112
- - ---------------------------------------------------------------------
  Total short-term borrowings                 $1,372,014   $1,502,797
=====================================================================

The Corporation paid $71,227,000 and $76,258,000 in interest on deposits and short-term borrowings in the first three months of 1994 and 1993, respectively.


(10)  Long-Term Debt

Long-term debt at March 31 included:

================================================================================================
In thousands                                                                   1994       1993
5% Convertible subordinated debentures due 1994                              $    129   $    136
7 3/4% Debentures due 1997                                                         --     19,349
8 1/4% Subordinated notes due 2002                                            125,000    125,000
8 5/8% Subordinated notes due 1998                                             49,958     49,948
7-10 1/2% Mortgage indebtedness maturing through 2011                          12,872     13,883
6-14% Capital lease obligations maturing through 2004                           3,293      1,818
4 1/8-7 1/2% Federal Home Loan Bank obligations payable through 2008           11,122         --
3 9/10-9 1/5% Collateralized mortgage obligation bonds maturing through 2018   14,760         --
- - ------------------------------------------------------------------------------------------------
  Total long-term debt                                                       $217,134   $210,134
================================================================================================

The Corporation made payments of $5,749,000 and $6,263,000 in interest on long-term debt in the first three months of 1994 and 1993, respectively. New capital lease obligations of $1,492,000, Federal Home Loan Bank obligations of $10,000,000, and the addition of collateralized mortgage obligation bonds in the first three months of 1994 were a result of purchase acquisitions.

(11)  INCOME TAXES

The current and deferred components of income tax expense allocated to operations in the accompanying consolidated statements of income for the three months ended March 31 were:
=============================================================================

In thousands                                                   Three Months
                                                            -----------------
                                                              1994       1993
Current:
  Federal                                                  $16,245    $12,911
  State and local                                            1,138     (1,353)
- - -----------------------------------------------------------------------------
    Total current tax expense                               17,383     11,558
- - -----------------------------------------------------------------------------
Deferred:
  Federal                                                    2,640        981
  State and local                                             (426)       (45)
- - -----------------------------------------------------------------------------
    Total deferred tax expense                               2,214        936
- - -----------------------------------------------------------------------------
Total income tax expense                                   $19,597    $12,494
=============================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months ended March 31 were:

=============================================================================

In thousands                                                  Three Months
                                                           ------------------
                                                              1994       1993
Income before income taxes                                 $60,079    $43,388
- - -----------------------------------------------------------------------------
Tax expense at statutory rate                               21,028     14,752
- - -----------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends                         (1,715)    (2,232)
  Nondeductible interest expense                               105        149
  Amortization of goodwill                                     287        227
  State income taxes                                           462         64
  Adoption of new accounting standard                           --       (540)
  Other -- net                                                (570)        74
- - -----------------------------------------------------------------------------
    Total decrease in taxes                                 (1,431)    (2,258)
- - -----------------------------------------------------------------------------
Total income tax expense                                   $19,597    $12,494
- - -----------------------------------------------------------------------------
Effective tax rate                                            32.6%      28.8%
=============================================================================

The Corporation made income tax payments of $4,207,000 and $2,828,000 during the first three months of 1994 and 1993, respectively. At March 31, 1994, the Corporation had a net deferred tax asset of $55,554,000. There was no valuation allowance relating to the tax asset. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize substantially all of its deferred tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred tax assets will be realized.

(12)  Earnings Per Share

Average common and common equivalent shares used in the determination of earnings per share for the three months ended March 31 were:

=======================================================
In thousands                             Three Months
                                        ---------------
                                          1994     1993
Primary                                 37,835   36,678
Plus assumed conversion of debentures       14       15
Other                                        1       17
- - -------------------------------------------------------
Fully diluted                           37,850   36,710
=======================================================

Primary earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options. Fully diluted earnings per common share are computed using average common shares, including the maximum dilutive effect of average common equivalent shares, increased by the number of shares that would result from assuming that the 5% convertible subordinated debentures were converted into common stock on the later of the beginning of the applicable period or the date of issuance and using net income increased by interest and amortization of debt issuance expense, net of tax effect, relating to those debentures. Net income for the first three months of 1993 is further reduced by the dividends applicable to the Series B preferred stock. The following table provides the net adjustment to net income:

=======================================================================
In thousands                                             Three Months
                                                       ----------------
                                                         1994      1993
Interest and amortization of debt issuance expense     $    2    $    2
Tax effect                                                 (1)       (1)
Preferred dividends, Series B                             --       (619)
- - -----------------------------------------------------------------------
Net adjustment to net income                           $    1    $ (618)
=======================================================================

In the first three months of 1994, $5,000 of subordinated debentures were converted into 540 shares of common stock. In the first three months of 1993, there were no conversions of subordinated debentures into common stock.

(13)  Condensed Crestar Financial Corporation (Parent) Information

The following shows the Parent's Condensed Balance Sheets at March 31:

===================================================================================
In thousands                                                      1994         1993
Cash in banks                                               $   35,515   $   31,943
Securities held to maturity                                     11,619       33,427
Securities available for sale                                      727           --
Money market investments                                         4,981       49,428
Securities purchased under agreements to resell                106,366      100,000
Notes receivable from subsidiaries                             176,000      173,000
Investments in subsidiaries:
  Bank subsidiaries                                          1,070,099      935,346
  Non-bank subsidiaries                                          6,019        3,526
Other assets                                                    12,965       12,688
- - -----------------------------------------------------------------------------------
  Total Assets                                              $1,424,291   $1,339,358
- - -----------------------------------------------------------------------------------
Commercial paper                                            $      293   $      285
Master notes                                                   109,578      103,673
Securities sold to subsidiary under repurchase agreements        1,699        4,264
Other liabilities                                               55,195       49,187
Long-term debt                                                 175,087      194,432
Total shareholders' equity                                   1,082,439      987,517
- - -----------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                $1,424,291   $1,339,358
===================================================================================

The Parent's Condensed Statements of Income for the three months ended March 31 were:

==========================================================================
In thousands                                               Three Months
                                                        ------------------
                                                           1994       1993
Cash dividends from bank subsidiaries                   $13,618    $10,063
Interest from subsidiaries                                3,651      3,626
Interest on investment securities                           197        544
Income on money market investments                          219        211
Interest on securities purchased under
 agreements to resell                                       803      1,026
Other income                                                  9         --
- - --------------------------------------------------------------------------
  Total income                                           18,497     15,470
- - --------------------------------------------------------------------------
Interest on short-term borrowings                           684        687
Interest on long-term debt                                3,660      4,036
Other expense                                               121        169
- - --------------------------------------------------------------------------
   Total expense                                          4,465      4,892
- - --------------------------------------------------------------------------
Income before income taxes and equity
 in undistributed net income of subsidiaries             14,032     10,578
Income tax expense (benefit)                                 85       (747)
- - --------------------------------------------------------------------------
Income before equity in undistributed net income of
 subsidiaries                                            13,947     11,325
Equity in undistributed net income of subsidiaries       26,535     19,569
- - --------------------------------------------------------------------------
Net Income                                              $40,482    $30,894
==========================================================================

(14)  Commitments and Contingencies

In the normal course of business, there are outstanding commitments and contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, put options, standby letters of credit, interest rate caps, floors and collars, interest rate swaps, and forward contracts. No material losses are expected to result from these transactions.

   Commercial lines of credit are established for a potential borrower as an indication of the aggregate amount of outstanding loans that the banks are willing to extend. Sometimes these lines of credit are supported by balances left on deposit, investment securities, real estate or inventory. Loan advances made under such lines usually do not extend beyond the borrower's fiscal year. Such advances are normally given for working capital purposes and require repayment within twelve months.

   Formal long-term commitments are made under legal and binding agreements for which the borrower pays a commitment fee. These agreements typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower.

   At March 31, 1994, Crestar was committed to purchase up to $12.9 million of housing development bonds at par value under the terms of various tender option agreements. Approximately $5.2 million of these commitments were participated to another financial institution. Crestar's outstanding standby letters of credit amounted to approximately $374.0 million at March 31, 1994 and $411.5 million at March 31, 1993. At March 31, 1994, approximately $8.8 million of these standby letters of credit were participated to other financial institutions.

   The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. At March 31, 1994, Crestar serviced a total of $782.0 million of loans for which it had accepted a recourse liability. Of this amount, approximately $434.6 million was insured by agencies of the Federal government or private insurance companies. In addition, at March 31, 1994, Crestar had forward contracts totaling $676.5 million outstanding as hedges of lending commitments.

   The notional amount of interest rate swap agreements to which Crestar was committed was $1.8 billion and $1.1 billion at March 31, 1994 and 1993, respectively. The March 31, 1994 total consisted of $35.0 million to convert certain specifically identified time deposits and short-term borrowings to variable interest rates in order to lock in a spread on the variable rate assets which they fund; $1.6 billion to convert certain variable rate assets to fixed rates in order to establish a neutral interest sensitivity position; $9.1 million to convert specific fixed rate loans, funded by variable rate deposits, to variable rates so as to lock in an interest spread; $4.0 million to hedge the interest rate risk associated with the aforementioned tender option agreements; and $174.5 million aggregate for which Crestar is serving as financial intermediary.

   Crestar also had a notional amount outstanding of $200.0 million of interest rate floor agreements as of March 31, 1994 to minimize interest rate risk associated with variable rate assets.

   Crestar serves as a financial intermediary in interest rate cap, interest rate floor and interest rate collar agreements, and at March 31, 1994 had aggregate notional amounts outstanding of $65.3 million in offsetting interest rate cap agreements, $50.0 million in offsetting interest rate floor agreements, and $81.4 million in offsetting interest rate collar agreements.

   Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

(15)  New Accounting Standards

Effective January 1, 1994, Crestar adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, securities are classified as either securities held to maturity, securities available for sale or trading account securities. Securities held to maturity are carried at amortized cost, as the Corporation has the ability and positive intent to hold these securities to maturity. Trading account securities are carried at fair value as they are intended to be sold in the near term: trading securities are classified as money market investments on the Corporation's Consolidated Balance Sheets. Securities available for sale are carried at fair value and represent securities not classified as held to maturity or as trading account securities.

   With the adoption of SFAS 115, unrealized holding gains and losses on securities available for sale are excluded from the Consolidated Statements of Income and reported, net of tax, as a separate component of shareholders' equity. On January 1, 1994, securities having an amortized cost of $2.932 billion, and a fair value of $2.983 billion, were classified as securities available for sale. The initial effect of adoption of SFAS 115 was an increase in shareholders' equity of $32.2 million, which was the amount by which the fair value of securities available for sale, net of tax, exceeded the amortized cost of such securities on January 1, 1994.

   On March 31, 1994 the amortized cost of securities available for sale, net of tax, exceeded the fair value of such securities by $6.3 million. The net unrealized gain or loss of securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

   In accordance with SFAS 115, the Corporation's consolidated financial statements for periods prior to January 1, 1994 have not been retroactively changed to conform to current securities classifications. Prior to January 1, 1994, investment securities which management intended to sell as a part of its asset/liability management strategy, or that may have been sold in response to changes in interest rates, prepayment risk or other similar factors, were classified as securities held for sale, and were stated at the lower of aggregate amortized cost or market value. All other investment securities were accounted for in a manner similar to securities held to maturity or trading account securities.

   Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," was adopted by Crestar on January 1, 1994. Under SFAS 112, benefits provided to inactive or former employees before retirement are accrued during the period of active employment, rather than being expensed as paid. For Crestar, such benefits consist principally of short-term disability benefits. Adoption of SFAS 112 resulted in a pre-tax charge to employee benefit expense of $1.8 million in the first quarter of 1994. Postemployment benefits expense for periods prior to January 1, 1994 has not been restated.

Financial Commentary

Crestar Financial Corporation And Subsidiaries


Overview
(Tables 1, 2 and 14)

Crestar Financial Corporation reported earnings of $40.5 million for the quarter ended March 31, 1994, an increase of 31% from the $30.9 million earned in the first quarter of 1993. These results represented the tenth consecutive increase in quarterly earnings, reflecting solid growth in net interest income and noninterest income and continuing improvement in credit quality. Earnings per share were $1.07 for the first quarter of 1994 compared with $.83 in 1993. The significant items affecting the change in earnings per share are given in Table 2. Each item in the table is net of applicable federal income taxes.

Mergers and Acquisitions

Four acquisitions were completed in the first quarter of 1994.  On January
11, Crestar Mortgage Corporation acquired the stock of Mortgage Capital Corporation, a privately held wholesale mortgage production company based in St. Paul, Minnesota, for an initial purchase price of $5.2 million. Under terms of the purchase agreement, an additional $2.4 million may be paid to the former owners, depending on the future performance of Mortgage Capital Corporation's operations over the next five years. On January 28, Crestar Financial Corporation merged with Virginia Federal Savings Bank, a $700 million-asset thrift headquartered in Richmond, Virginia. Initially, approximately $500 million in deposits, approximately $550 million in loans and 10 branches were added for a purchase price of $51.7 million.

   On March 18, Crestar Financial Corporation acquired the stock of Providence Savings and Loan Association of Vienna, Virginia (Providence), a $375 million-asset subsidiary of Miller and Smith Holding, Inc., a McLean, Virginia-based real estate investment firm. Providence initially added approximately $297 million in deposits, $250 million in loans and 6 branches to the greater Washington region for a purchase price of $27.0 million. Also on March 18, Crestar Financial Corporation acquired the assets and assumed certain liabilities of NVR Federal Savings Bank (NVR), a $425 million-asset subsidiary of NVR, Inc. based in McLean, Virginia. NVR initially added approximately $340 million in deposits, $212 million in loans and two branches to the greater Washington region for a purchase price of $42.6 million.

   All of the above acquisitions have been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition.

   In the fourth quarter of 1993, Crestar announced its plans to acquire Annapolis Bancorp, Inc., the holding company for Annapolis Federal Savings Bank (Annapolis), a $329 million-asset thrift institution with 10 branches in and around Annapolis, Maryland. Crestar will pay Annapolis shareholders, in a combination of Crestar stock and cash, a total of $12.75 per Annapolis share in a transaction valued at approximately $15 million. The transaction, expected to be completed in second quarter 1994, will be recorded under the purchase method of accounting.

   In the aggregate, all of the above acquisitions are expected to contribute positively to earnings per share for 1994. Financial statement note 1 contains additional information concerning these acquisitions.


Profitability Measures and Capital Resources
(Table 1)

Increased earnings in the first quarter of 1994 resulted in improvements in key profitability measures over 1993. Return on average assets was 1.22% in the first three months of 1994 compared to 1.02% reported for the first three months of 1993. Return on average equity and return on average common equity were both 14.83% for the first three months of 1994, up from 12.75% and 13.11%, respectively, for the first three months of 1993.

   Average equity to assets of 8.20% for the first quarter of 1994 increased 21 basis points from 7.99% in the first quarter of 1993, reflecting higher retained earnings. Period-end equity to assets of 7.53% at March 31, 1994 was 58 basis points below the 8.11% in the prior year, due primarily to an increase in period-end assets as a result of the acquisitions completed in first quarter 1994.

   Crestar's consolidated Tier 1 risk-adjusted capital ratio was 9.5% and total risk-based capital was 12.3% at March 31, 1994, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.6% at March 31, 1994 was also well above the regulatory minimum of 3%, with most institutions required to maintain a ratio of at least 4.0% to 5.0% depending primarily upon risks profiles. Crestar's tangible leverage ratio, defined as total equity less all intangibles divided by total assets less all intangibles and utilized by the Federal Reserve Board in evaluating proposals for expansion or acquisitions, was 6.6% at March 31, 1994. Each of Crestar's three subsidiary banks continued to be considered "well capitalized" as of March 31, 1994, the highest level of capitalization defined by the FDIC.








Net Interest Margin and Net Interest Income
(Tables 3 and 15)

Crestar's net interest margin improved 9 basis points from first quarter 1993 to 4.78% due to a favorable change in balance sheet mix which more than offset adverse rate movement.

   Changes in the balance sheet mix increased the first quarter 1994 net interest margin by approximately 40 basis points, primarily due to improved earning asset mix. Lower-yielding money market investments declined 58%, averaging $469 million in first quarter 1994 compared to $1.1 billion in first quarter 1993. On the funding side, the proportion of lower-cost sources increased due to an increase in average net free sources, primarily net demand deposits.

   The decline in yields on average earning assets had a negative impact on the net interest margin of approximately 50 basis points. Asset yields declined as certain fixed-rate securities had matured and were replaced with lower yielding portfolios. Refinancings of residential mortgages also had a negative impact on asset yields. Reduced rates paid on interest-bearing core deposits partially offset asset yield declines with a 20 basis point favorable impact on the margin.

   Decreased levels of nonperforming assets in 1994 had a favorable impact on the net interest margin of approximately 6 basis points which was offset by a decline in the margin benefit from off-balance sheet hedges.

   The extent to which Crestar will be able to maintain the net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board.

   As a result of the increase in the net interest margin and a 10% increase in average earning assets, reported net interest income for the first quarter of 1994 increased 13% over the first quarter of 1993, and tax-equivalent net interest income increased 12% over 1993.

Risk Exposures and Credit Quality

(Tables 4 - 10)

Crestar continues to closely manage its portfolio of loans to real estate developers and investors (REDI). The REDI portfolio was the primary source of weaker credit quality for the period from 1990 into 1993. As detailed in Table 4, REDI outstandings were $1.2 billion or 14% of total loans at March 31, 1993 compared with $1.1 billion or 17% of total loans at March 31, 1993. Growth in outstandings is attributable to acquisitions during the period, while the relative concentration level continues to improve as loan growth occurs. Table 5 shows the property type and geographic diversification of the REDI portfolio.

   Continued improvement in credit quality was evident in the first quarter 1994 levels of provision for loan losses, charge-offs, and nonperforming assets. The provision for loan losses of $10.0 million for first quarter 1994 improved 46% from the $18.5 million provision taken a year ago. Net charge-offs of $10.0 million matched the provision and were 51% better than in 1993. Current expectations are that net charge-offs for the full year 1994 will be less than 1993. This expectation is based upon current trends and assumptions, changes to which could cause different results.

   The allowance for loan losses was $227 million at March 31, 1994, representing 2.75% of period-end loans, 199% of nonperforming assets and 253% of nonperforming loans. Based on portfolio characteristics and market expectations, management considers the level of the allowance adequate.

   Total nonperforming assets of $114 million at March 31, 1994 declined 41% from the $194 million reported in first quarter 1993. Quarter-end nonperforming assets included $15 million which resulted from acquisitions completed during the first quarter. Tables 9 and 10 provide details of how nonperforming loans and foreclosed properties have changed on a quarterly basis since the first quarter of 1993. Barring an unexpected deterioration in the economy and in the Corporation's real estate markets, total nonperforming assets are expected to decrease in 1994, exclusive of anticipated net additions from the second quarter 1994 acquisition of Annapolis Federal.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At March 31, 1994, potential problem loans, not included in Table 8, amounted to approximately $197 million compared with $255 million at March 31, 1993 and $205 million at December 31, 1993.


Noninterest Income and Expense

(Table 11)

Noninterest income totaled $63.5 million in the first quarter of 1994, a $3.1 million or 5% increase over 1993. Excluding securities gains and losses, noninterest income increased 10% over 1993. This increase reflects growth in bank card-related fee income, mortgage servicing and origination income, and service charges on deposit accounts, partially offset by a decline in trading account income.

   Noninterest expense increased 9% in the first quarter of 1994 compared with 1993. Excluding foreclosed properties expense, noninterest expense increased 17% for the quarter, largely due to acquisition expenses and costs incurred in servicing and fee-based businesses such as mortgage, bank card, investment banking and sales, and trust and investment advisory services. Additional expenses arising from acquisitions were approximately $7.1 million or approximately 37% of the first quarter 1994 increase of $19.1 million. Expense increases in the mortgage, bank card, and trust and investment advisory groups amounted to approximately $7.2 million for the quarter. Employee benefits expense increased $3.3 million, primarily due to the adoption of Statement on Financial Accounting Standards No. 112, as discussed below in "Other New Accounting Standards", and increases in profit sharing as a result of record earnings.

   Foreclosed properties expense declined $8.1 million or 100% from first quarter 1993. The overall level of foreclosed properties has declined 67% over this same period.

   The effective tax rate for first quarter 1994 was 32.6% compared to 28.8% in the first quarter of 1993. The increase in the effective rate is attributed to the change in the federal corporate income tax rate from 34% to 35% enacted in third quarter 1993, the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which resulted in a reduction of income tax expense of $540 thousand in first quarter 1993, and reduced proportions of tax-exempt interest and dividends. Financial statement note 11 contains additional information concerning income taxes.


Financial Condition
(Table 12)

Crestar's assets totaled $14.4 billion at March 31, 1994, up 18% from $12.2 billion at December 31, 1993 primarily due to the acquisitions completed in the first quarter. Loans net of unearned income increased $1.9 billion or 30% reflecting acquired loans of approximately $1.5 billion at March 31, 1994. Total deposits increased $1.9 billion or 20% reflecting acquired deposits of approximately $1.6 billion.

   With respect to the securities held to maturity portfolio, carrying value exceeded the market value at March 31, 1994 by $6.5 million, consisting of $5.2 million in unrealized gains and $11.7 million in unrealized losses. At March 31, 1994, the amortized cost of securities available for sale exceeded the fair value of such securities by $9.7 million, consisting of $21.8 million in unrealized gains and $31.5 million in unrealized losses. On January 1, 1994, Crestar adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Upon adoption of SFAS 115, certain investment securities totaling $1.2 billion were reclassified from securities held to maturity to securities available for sale.

   Shareholders' equity at March 31, 1994 was reduced by $6.3 million representing the excess of amortized cost of securities available for sale, net of tax, over the fair value at quarter-end as prescribed by SFAS 115. The net unrealized gain or loss of securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale. In the first quarter of 1994 the Board of Directors approved a stock purchase program authorizing the purchase of up to 750,000 shares of the corporation's common stock. During the first three months of 1994 under the 1993 and 1994 authorizations, Crestar purchased and retired 269,700 shares of common stock at an average price of $41.41 per share, to meet the needs of employee benefit plans, dividend reinvestment plans, and for the pending acquisition of Annapolis Bancorp, Inc. Crestar announced a common stock dividend increase on April 22, 1994, effective with the dividend payable on May 20, 1994, to $.40 per share. This represented a 21% increase over the previous quarterly rate of $.33.

   In December 1993, all 900,000 shares of the Adjustable Rate Cumulative Preferred Stock Series B were redeemed at $51.50 per share, plus accrued and unpaid dividends.

   Debt ratings are presented in Table 12. On April 26, 1994, Moody's raised its ratings on Crestar's subordinated notes from Baa2 to Baa1. In its announcement, Moody's cited Crestar's rising core profitability trend and decreased credit expenses as reasons for the ratings upgrades.


Liquidity and Interest Sensitivity
(Table 13)

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner.

   Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates and is measured in several ways. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Asset/Liability Management Committee (ALCO). The primary tool used by ALCO is net interest income simulations. A two-year net interest income forecast based on a "most likely" interest rate forecast is prepared regularly, as are net interest income forecasts based on alternative high and low interest rate scenarios. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in simulations. The high- and low-rate forecasts are compared to the "most likely" scenario. ALCO evaluates and limits the amount of net interest income at risk in the high and low scenarios.

   A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach to interest rate risk provides a longer term view of the risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations. The banking industry, including regulators, is moving toward a market value type of interest sensitivity assessment. Crestar has been developing this tool and will incorporate it as another component of interest rate risk management to supplement the results achieved through simulation.

   Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 13, and reflects the earlier of the maturity or repricing date for various assets and liabilities at March 31, 1994, and financial statement note 14 contains additional information about certain off-balance sheet arrangements that may affect future net interest income and interest rate sensitivity. On a cumulative six-month basis, Crestar had a liability sensitive "static gap" at March 31, 1994 with $3.6 billion excess of interest-sensitive sources of funds over uses of funds. In addition to the traditional static gap presentation, the table also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's commercial demand deposit balances to the level of interest rates. On a cumulative six-month basis, Crestar had a liability sensitive "adjusted gap" at March 31, 1994, with $983 million excess of interest-sensitive sources of funds over uses of funds. The static gap and adjusted gap do not include $200 million in interest rate floors which Crestar has added to offset the effect that falling interest rates would have on $200 million of variable rate loans.

   To manage interest rate risk, the Corporation enters into a variety of interest rate caps, floors and swaps. Notional principal amounts are a simple measure used to express the volume of such transactions, but taking into account collateral and maturity, the amounts potentially subject to credit risk are much smaller. Financial statement note 14 contains additional information regarding these types of transactions.


Other New Accounting Standards

On January 1, 1994, Crestar adopted Statement of Financial Accounting
Standards No. 112, "Employers' Accounting for Postemployent Benefits" (SFAS
112). Under SFAS 112, benefits provided to inactive or former employees before retirement are accrued during the period of active employment, rather than being expensed as paid. For Crestar, such benefits consist principally of short-term disability benefits. Adoption of SFAS 112 resulted in a pre-tax charge to employee benefit expense of $1.8 million in the first quarter of 1994.

   Statement of Financial Accounting Standards No. 114, "Accounting by
Creditors for Impairment of a Loan," (SFAS 114) will become effective on January 1, 1995. This accounting standard requires that impaired loans within the scope of the statement be measured and recorded on the basis of the present value of expected cash flows discounted at the loan's effective interest rate. Crestar currently believes that the impact on results of operations of adopting SFAS 114 will be immaterial.

   Financial statement note 15 contains additional information concerning adoption of new accounting standards.

Table 1      Financial Highlights

Dollars in millions, except per share data                  Three Months
                                                    ---------------------------
                                                                              %
For the Period Ended March 31                          1994       1993   Change
Net Income                                          $  40.5    $  30.9       31
Income Applicable to Common Shares                     40.5       30.3       34
Dividends Declared on Common Stock                     12.4        9.1       36
Primary Earnings Per Share:
  Net Income                                        $  1.07    $  0.83       29
  Average Shares Outstanding (000s)                  37,835     36,678        3
Dividends Declared Per Share:
  Common Stock                                      $  0.33    $  0.25       32
  Preferred Stock, Series B                              --       0.69     (100)
===============================================================================
Key Ratios
Return on Average Assets                               1.22%      1.02%
Return on Average Total Equity                        14.83      12.75
Return on Average Common Equity                       14.83      13.11
Return on Average Realized Equity                     15.10      12.75
Net Interest Margin                                    4.78       4.69
At March 31:
Equity to Assets                                       7.53%      8.11%
Risk Adjusted Capital Ratios:
  Tier I                                                9.5       10.9
  Total                                                12.3       14.3
Book Value Per Share                                $ 28.88    $ 25.92
==============================================================================

Table 2      Analysis Of Primary Earnings Per Share

                                                 1st Qtr. 1994    1st Qtr. 1994
                                                           vs.              vs.
                                                 1st Qtr. 1993    4th Qtr. 1993
Earnings Per Share -- prior period                       $0.83            $1.01
- - -------------------------------------------------------------------------------
Interest income                                           0.24             0.07
Interest expense                                          0.02            (0.03)
Provision for loan losses                                 0.15             0.06
Securities gains or losses                               (0.05)           (0.03)
Other noninterest income                                  0.10             0.03
Foreclosed properties expense                             0.14             0.02
Other noninterest expense                                (0.33)           (0.08)
Income taxes                                             (0.02)            0.01
Preferred dividends                                       0.02             0.01
Increased shares outstanding                             (0.03)              --
- - -------------------------------------------------------------------------------
Net increase                                              0.24             0.06
- - -------------------------------------------------------------------------------
Earnings Per Share -- current period                     $1.07            $1.07
===============================================================================

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis/1/

Dollars in thousands

                                                          1st Qtr.
                                             -------------------------------------      4th Qtr.
                                                    Average Balance                      Average
                                             -----------------------     Increase        Balance
                                                  1994          1993    (Decrease)          1993
                                             ---------     ---------    ----------     ---------
                                                     $             $             %             $
Commercial loans                             2,476,846     2,496,029            (1)    2,447,927
Tax-exempt loans                               224,653       281,688           (20)      244,925
Instalment loans                             1,625,825     1,368,431            19     1,528,666
Bank card loans                                966,242       545,957            77       861,928
Real estate loans                            2,050,782     1,518,092            35     1,792,169
Construction loans                             220,881       209,932             5       229,263
Foreign loans                                      387            27           200+          377
- - ------------------------------------------------------------------------------------------------
  Total loans -- net of unearned income/2/   7,565,616     6,420,156            18     7,105,255
- - ------------------------------------------------------------------------------------------------
Securities held to maturity                    528,507     1,636,575           (68)    1,833,984
- - ------------------------------------------------------------------------------------------------
Securities available for sale                2,948,914     1,446,019           104     1,703,712
- - ------------------------------------------------------------------------------------------------
Money market investments                       468,907     1,129,152           (58)      426,089
- - ------------------------------------------------------------------------------------------------
Mortgage loans held for sale                   467,598       270,467            73       505,370
- - ------------------------------------------------------------------------------------------------
  Total earning assets                      11,979,542    10,902,369            10    11,574,410
================================================================================================
Interest checking deposits                   1,817,810     1,526,451            19     1,738,056
Money market deposit accounts                2,301,992     2,253,293             2     2,262,530
Regular savings deposits                     1,316,111       941,816            40     1,220,983
Money market certificates                      582,295       581,546            --       548,985
Other domestic time deposits                 2,303,715     2,092,987            10     2,112,002
- - ------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits       8,321,923     7,396,093            13     7,882,556
- - ------------------------------------------------------------------------------------------------
Purchased liabilities                        1,474,084     1,628,682            (9)    1,473,231
Long-term debt                                 203,376       210,285            (3)      190,481
- - ------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         9,999,383     9,235,060             8     9,546,268
Other sources -- net                         1,980,159     1,667,309            19     2,028,142
- - ------------------------------------------------------------------------------------------------
  Total sources of funds                    11,979,542    10,902,369            10    11,574,410
- - ------------------------------------------------------------------------------------------------
Net Interest Income
================================================================================================

/1/Tax-equivalent basis
/2/Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

                                                            1st Qtr.
                                            ---------------------------------------------
                                                                    1994 vs. 1993                   1st Qtr. 1994 vs. 4th Qtr. 1993
                                                              ---------------------------  4th Qtr. -------------------------------
                                            Income/Expense/3/            Change due to/4/   Income/               Change due to/4/
                                            ----------------- Increase   ---------------- Expense/5/  Increase   ------------------
                                               1994     1993 (Decrease)   Rate/5/  Volume      1993  (Decrease)  Rate/5/    Volume
                                            -------   ------ ----------  -------   ------ ---------  ----------  -------   --------
                                                  $        $        $         $         $         $         $         $         $
Commercial loans                             46,222   48,013   (1,791)   (1,423)     (368)   46,753      (531)   (1,062)      531
Tax-exempt loans                              4,771    5,966   (1,195)       12    (1,207)    5,172      (401)       27      (428)
Instalment loans                             33,892   31,640    2,252    (3,683)    5,935    31,999     1,893      (160)    2,053
Bank card loans                              30,569   20,322   10,247    (5,422)   15,669    28,466     2,103    (1,157)    3,260
Real estate loans                            37,529   31,213    6,316    (4,574)   10,890    34,299     3,230    (1,611)    4,841
Construction loans                            3,956    3,624      332       143       189     3,578       378       531      (153)
Foreign loans                                   1         14      (13)     (196)      183        --         1         1        --
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total loans -- net of unearned income/2/  156,940  140,792   16,148    (8,902)   25,050   150,267     6,673    (2,857)    9,530
- - ---------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity                  10,992   30,674  (19,682)    1,087   (20,769)   30,461   (19,469)    2,214   (21,683)
- - ---------------------------------------------------------------------------------------------------------------------------------
Securities available for sale                40,249   19,709   20,540        55    20,485    22,524    17,725     1,263    16,462
- - ---------------------------------------------------------------------------------------------------------------------------------
Money market investments                      4,126    9,302   (5,176)      263    (5,439)    3,769       357       (22)      379
- - ---------------------------------------------------------------------------------------------------------------------------------
Mortgage loans held for sale                  7,424    5,067    2,357    (1,336)    3,693     8,322      (898)     (276)     (622)
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                      219,731  205,544   14,187   (11,060)   25,247   215,343     4,388    (3,038)    7,426
=================================================================================================================================
Interest checking deposits                    9,741    9,273      468    (1,302)    1,770     9,567       174      (265)      439
Money market deposit accounts                13,749   14,989   (1,240)   (1,564)      324    13,911      (162)     (405)      243
Regular savings deposits                      8,321    6,857    1,464    (1,261)    2,725     8,141       180      (454)      634
Money market certificates                     4,297    4,991     (694)     (700)        6     4,064       233       (14)      247
Other domestic time deposits                 24,908   24,394      514    (1,942)    2,456    23,466     1,442      (688)    2,130
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits       61,016   60,504      512    (7,096)    7,608    59,149     1,867    (1,447)    3,314
- - ---------------------------------------------------------------------------------------------------------------------------------
Purchased liabilities                        11,098   12,629   (1,531)     (337)   (1,194)   11,354      (256)     (263)        7
Long-term debt                                4,250    4,390     (140)        4      (144)    3,995       255       (15)      270
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         76,364   77,523   (1,159)   (7,594)    6,435    74,498     1,866    (1,685)    3,551
Other sources -- net
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total sources of funds                     76,364   77,523   (1,159)   (8,841)    7,682    74,498     1,866      (753)    2,619
- - ---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                         143,367  128,021   15,346    (2,219)   17,565   140,845     2,522    (2,285)    4,807
=================================================================================================================================

/3/Includes tax-equivalent loan fees of $2.2 million and $2.1 million for the first quarter of 1994 and 1993, respectively, and $2.3 million for the fourth quarter of 1993
/4/Variances are computed on a line-by-line basis and are non-additive /5/Variances caused by the change in rate times the change in balance are allocated to rate

Table 4    Loans To Real Estate Developers And Investors (REDI)

In millions                                           March 31,
                                              -----------------------   December 31,
                                                  1994           1993           1993
Commercial -- developer lines                 $   81.5       $   90.9       $  101.1
Tax-exempt:
  Construction                                     0.2            0.5            0.2
  Income property mortgage                        77.9           91.2           82.0
Real estate mortgage -- income property          811.2          713.1          769.0
Construction                                     194.7          192.0          191.0
- - ------------------------------------------------------------------------------------
  Total REDI loans                            $1,165.5       $1,087.7       $1,143.3
====================================================================================

Table 5    Loans To Real Estate Developers And Investors--
Geographic Distribution And Property Type
March 31, 1994


                                                                       Region
                                                  ----------------------------------------------------
                                         Total       Greater
In millions                        Corporation    Washington       Eastern       Western       Capital
                                   -----------    ----------       -------       -------       -------
Land acquisition and development      $  119.0        $ 68.8        $ 38.3        $  4.8         $ 7.1
Residential developments                 256.6         121.2          84.7          40.9           9.8
Commercial projects:
  Office buildings                       187.9         124.6          31.0          16.0          16.3
  Retail stores and malls                204.1         146.7          40.8           9.0           7.6
  Hotels and motels                       92.8          42.5          33.4          16.9            --
  Industrial buildings                   150.0         102.7          18.5           4.8          24.0
- - ------------------------------------------------------------------------------------------------------
    Total commercial projects            634.8         416.5         123.7          46.7          47.9
- - ------------------------------------------------------------------------------------------------------
Special use                               66.8          29.4          13.2          21.9           2.3
Other                                     88.3          45.5          17.6           1.8          23.4
- - ------------------------------------------------------------------------------------------------------
  Total REDI loans                    $1,165.5        $681.4        $277.5        $116.1         $90.5
======================================================================================================

Table 6    Real Estate Loans

In millions                              March 31,
                                -----------------------   December 31,
                                    1994           1993           1993
Residential                     $1,643.0       $  777.6       $  944.9
Income property                    811.2          713.1          769.0
- - ----------------------------------------------------------------------
  Total real estate loans       $2,454.2       $1,490.7       $1,713.9
======================================================================

Table 7    Allowance For Loan Losses

Dollars in thousands                                  First Quarter
                                                  ---------------------
                                                      1994        1993
Beginning balance                                 $210,958    $205,017
- - -----------------------------------------------------------------------
Allowance from acquisitions                         15,629          --
- - -----------------------------------------------------------------------
Provision for loan losses                           10,032      18,500
- - -----------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial                                           877       6,466
  Instalment                                           620       1,412
  Bank card                                          4,573       4,122
  Real estate                                        4,818       6,664
  Construction                                        (844)      1,898
  Foreign                                               (2)        (24)
- - -----------------------------------------------------------------------
    Total net charge-offs                           10,042      20,538
- - -----------------------------------------------------------------------
Balance, March 31                                 $226,577    $202,979
=======================================================================
Allowance for loan losses to period-end loans         2.75%       3.19%
Annualized net charge-offs to average loans           0.53        1.28
=======================================================================

Table 8    Nonperforming Assets And Past Due Loans

Dollars in thousands                                                    March 31,
                                                               ------------------------    December 31,
Nonaccrual loans:                                                  1994            1993            1993
  Commercial                                                   $ 38,669        $ 75,707         $37,788
  Instalment                                                      1,069             423             902
  Real estate                                                    42,638          32,048          33,548
  Construction                                                    7,100          10,509           5,843
- - --------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                       89,476         118,687          78,081
Restructured loans                                                   34             249           1,733
- - --------------------------------------------------------------------------------------------------------
    Total nonperforming loans                                    89,510         118,936          79,814
Foreclosed properties -- net                                     24,471          75,033          16,951
- - --------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                 $113,981        $193,969         $96,765
========================================================================================================
Past due loans:
  Commercial                                                   $    533        $  2,404         $ 2,089
  Instalment:
    Student                                                       5,607           8,200           7,879
    Other                                                         1,994           1,618           1,049
  Bank card                                                       6,583           6,687           6,216
  Real estate                                                     6,245           3,649           7,758
  Construction                                                       --              --             197
- - --------------------------------------------------------------------------------------------------------
    Total past due loans                                       $ 20,962        $ 22,558         $25,188
========================================================================================================
Nonperforming assets to:
  Loans and foreclosed properties -- net                           1.38%           3.02%           1.32%
  Total assets                                                     0.79            1.59            0.73
Allowance for loan losses to:
  Nonperforming assets                                              199             105             218
  Nonperforming loans                                               253             171             264
Allowance for loan losses plus shareholders' equity to
  nonperforming assets                                            11.48x           6.14x          13.16x
========================================================================================================

Table 9    Nonperforming Loans -- Quarterly Activity

                                                         Three Months Ended
                                       --------------------------------------------------------
In millions                             1994                           1993
                                       --------    --------------------------------------------
                                        Mar. 31     Dec. 31    Sept. 30     June 30     Mar. 31
Beginning balance                      $   79.8    $  100.1    $  117.8    $  118.9    $  142.2
- - -----------------------------------------------------------------------------------------------
Acquisition additions                       8.1          --          --         9.5          --
Other additions                            27.4        24.7        11.7        23.4        20.8
Payments, sales and reductions            (15.0)      (22.8)      (15.8)      (10.8)      (10.1)
Charge-offs                                (7.1)       (7.6)       (9.5)      (10.3)      (15.4)
Reinstatements to accrual status           (2.7)      (10.3)       (2.8)       (9.4)      (10.5)
Transfers to foreclosed properties         (1.0)       (4.3)       (1.3)       (3.5)       (8.1)
- - -----------------------------------------------------------------------------------------------
Net decrease                                9.7       (20.3)      (17.7)       (1.1)      (23.3)
- - -----------------------------------------------------------------------------------------------
Ending balance                         $   89.5    $   79.8    $  100.1    $  117.8    $  118.9
===============================================================================================

Table 10    Foreclosed Properties -- Quarterly Activity

                                                   Three Months Ended
                                 --------------------------------------------------------
In millions                        1994                          1993
                                 --------    --------------------------------------------
                                  Mar. 31     Dec. 31    Sept. 30     June 30     Mar. 31
Beginning balance                $   17.0    $   34.7    $   45.0    $   75.0    $   78.6
- - -----------------------------------------------------------------------------------------
Acquisition additions -- net         17.1          --          --         8.9          --
Additions                             3.8         4.3         3.4         7.7        11.0
Market write-downs                     --        (4.9)       (1.5)       (2.8)       (2.9)
Reductions                          (13.4)      (18.2)      (12.2)      (36.3)      (11.7)
Provision for losses                   --         1.1          --        (7.5)         --
- - -----------------------------------------------------------------------------------------
  Net increase (decrease)             7.5       (17.7)      (10.3)      (30.0)       (3.6)
- - -----------------------------------------------------------------------------------------
Ending balance                   $   24.5    $   17.0    $   34.7    $   45.0    $   75.0
=========================================================================================

Table 11    Summary Of Noninterest Income And Expense

In thousands                                     First Quarter          Fourth
                                              --------------------     Quarter
Noninterest Income                                1994        1993        1993
Trust and investment advisory                 $ 15,003    $ 14,722    $ 14,001
Service charges on deposit accounts             20,779      19,858      19,617
Bank card-related                                7,728       5,629       8,171
Trading account activities                          94       1,267         710
Mortgage servicing                               4,800       3,778       4,019
Mortgage origination -- net                      4,046       2,985       6,828
Gain on sale of mortgage servicing rights        3,102       2,300       1,300
Commissions on letters of credit                 1,398       1,313       1,650
Miscellaneous                                    8,223       7,407       7,370
Securities gains (losses)                       (1,718)      1,111          --
- - ------------------------------------------------------------------------------
  Total noninterest income                    $ 63,455    $ 60,370    $ 63,666
==============================================================================
Noninterest Expense
Salaries                                      $ 59,190    $ 50,926    $ 56,920
Benefits                                        15,607      12,332      11,828
- - ------------------------------------------------------------------------------
  Total personnel costs                         74,797      63,258      68,748
Occupancy -- net                                10,794       8,966       9,848
Equipment                                        5,928       6,064       5,694
Communications                                   6,011       4,990       5,739
Stationery, printing and supplies                1,844       1,600       1,982
Professional fees and services                   2,489       3,962       3,713
Loan expense                                     2,748       2,200       2,103
FDIC premiums                                    5,885       5,984       5,365
Advertising and marketing                        3,858       3,198       3,256
Transportation                                   1,428       1,323       1,379
Outside data services                            4,460       3,236       4,344
Amortization of purchased intangibles            4,829       3,224       7,210
Miscellaneous                                    8,930       6,942       9,801
- - ------------------------------------------------------------------------------
  Subtotal                                     134,001     114,947     129,182
Foreclosed properties                                9       8,137       1,061
- - ------------------------------------------------------------------------------
  Total noninterest expense                   $134,010    $123,084    $130,243
==============================================================================

Table 12    Debt Ratings
(as of April 26, 1994)

                                                    Standard       Thomson
Security                                Moody's     & Poor's     Bankwatch
8 1/4% Subordinated Notes due 2002         Baa1          BBB          BBB+
8 5/8% Subordinated Notes due 1998         Baa1          BBB          BBB+
Commercial Paper                            P-2    Not rated         TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                  A2           A-     Not rated
  Short-Term                                P-1          A-2         TBW-1
==========================================================================

Table 13    Interest Sensitivity Analysis
March 31, 1994

In millions                                                      Maturity/Rate Sensitivity
                                               ------------------------------------------------------------------
                                                   within           2-3           4-6          7-12          over
Uses of Funds                                   one month        months        months        months      one year         Total
Loans:
  Commercial                                   $  2,035.3    $     35.2    $     54.2    $     61.4    $    460.4    $  2,646.5
  Tax-exempt                                        167.0           1.5           1.3           4.6          46.3         220.7
  Instalment                                        724.6          68.8         173.7         162.2         563.3       1,692.6
  Bank card                                          37.9          39.8          66.4         105.6         742.1         991.8
  Real estate                                       562.7         207.6         297.2         411.6         975.1       2,454.2
  Construction                                      191.8           1.6           4.5          14.6          16.8         229.3
Securities held to maturity                          73.3          45.5          54.2          98.3         794.0       1,065.3
Securities available for sale                       163.9         101.7         121.3         219.7       1,776.0       2,382.6
Money market investments                            320.3         526.2            --            --            --         846.5
Mortgage loans held for sale                        417.4            --            --            --            --         417.4
- - -------------------------------------------------------------------------------------------------------------------------------
Total earning assets                              4,694.2       1,027.9         772.8       1,078.0       5,374.0      12,946.9
Interest sensitivity hedges on assets               (81.8)     (1,477.2)         32.0          24.0       1,503.0            --
- - -------------------------------------------------------------------------------------------------------------------------------
  Total uses                                   $  4,612.4    $   (449.3)   $    804.8    $  1,102.0    $  6,877.0    $ 12,946.9
===============================================================================================================================
Sources of funds
Interest checking deposits                     $  1,882.1    $       --    $       --    $       --    $       --    $  1,882.1
Money market deposit accounts                     2,392.4            --            --            --            --       2,392.4
Regular savings deposits                          1,420.5            --            --            --            --       1,420.5
Money market certificates and
  other domestic time deposits                      404.2         409.3         664.2         830.8         955.5       3,264.0
Certificates of deposit $100,000
  and over                                           25.3           4.6           7.9           3.0           4.2          45.0
Deposits in foreign offices                            --            --            --            --            --            --
Short-term borrowings                             1,362.0            --            --            --          10.0       1,372.0
Long-term debt                                        0.1           0.3           0.3           0.6         215.8         217.1
- - -------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities              7,486.6         414.2         672.4         834.4       1,185.5      10,593.1
Other sources -- net                                   --            --            --            --       2,353.8       2,353.8
Interest sensitivity hedges on liabilities           25.0          10.0         (25.0)        (10.0)           --            --
- - -------------------------------------------------------------------------------------------------------------------------------
  Total sources                                $  7,511.6    $    424.2    $    647.4    $    824.4    $  3,539.3    $ 12,946.9
===============================================================================================================================
Cumulative maturity/rate
  sensitivity gap                              $ (2,899.2)   $ (3,772.7)   $ (3,615.3)   $ (3,337.7)   $       --    $       --
===============================================================================================================================
Adjustments
Beta adjustments:
  Interest checking (beta factor .21)          $  1,486.9
  Money market accounts
    (beta factor .57)                             1,028.7
  Regular savings (beta factor .13)               1,235.8
Demand deposit sensitivity                       (1,119.1)
- - -------------------------------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivty gap                               $   (266.9)   $ (1,140.4)   $   (983.0)   $   (705.4)   $       --    $       --
===============================================================================================================================

Table 14    Selected Quarterly Financial Information
Dollars in thousands, except per share data

                                                1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
Results of operations:                              1994        1993        1993        1993        1993
Net interest income/1/                          $143,367    $140,845    $138,719    $132,027    $128,021
Provision for loan losses                         10,032      13,500      13,769       3,006      18,500
- - ---------------------------------------------------------------------------------------------------------
Net credit income                                133,335     127,345     124,950     129,021     109,521
Securities gains (losses)                         (1,718)         --        (385)      1,511       1,111
Other noninterest income                          65,173      63,666      61,739      61,364      59,259
- - ---------------------------------------------------------------------------------------------------------
Net credit and noninterest income                196,790     191,011     186,304     191,896     169,891
Noninterest expense                              134,010     130,243     129,148     140,547     123,084
- - ---------------------------------------------------------------------------------------------------------
Income before taxes                               62,780      60,768      57,156      51,349      46,807
- - ---------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                          2,701       2,886       3,073       3,222       3,419
Book tax expense                                  19,597      19,148      16,930      14,417      12,494
- - ---------------------------------------------------------------------------------------------------------
  Income tax expense                              22,298      22,034      20,003      17,639      15,913
- - ---------------------------------------------------------------------------------------------------------
Net Income                                        40,482      38,734      37,153      33,710      30,894
Preferred dividend requirements                       --         365         618         619         619
- - ---------------------------------------------------------------------------------------------------------
Income applicable to common shares              $ 40,482    $ 38,369    $ 36,535    $ 33,091    $ 30,275
=========================================================================================================
Earnings per share:
Primary:
  Net income                                    $   1.07    $   1.01    $   0.96    $   0.88    $   0.83
  Average shares outstanding (000s)               37,835      38,063      38,154      37,440      36,678
Fully diluted:
  Net income                                    $   1.07    $   1.00    $   0.96    $   0.88    $   0.83
  Average shares outstanding (000s)               37,849      38,088      38,174      37,479      36,710
Dividends declared per common share                 0.33        0.33        0.28        0.28        0.25
=========================================================================================================
Selected ratios and other data:
Return on average assets                            1.22%       1.20%       1.15%       1.09%       1.02%
Return on average total equity                     14.83       14.19       13.84       13.24       12.75
Return on average common equity                    14.83       14.60       14.20       13.60       13.11
Return on average realized equity                  15.10       14.19       13.84       13.24       12.75
Net interest margin/1/                              4.78        4.77        4.77        4.73        4.69
Net charge-offs as % of average loans               0.53        0.87        0.78        0.89        1.28
Allowance as % of period-end loans                  2.75        2.89        3.02        2.95        3.19
Overhead ratio                                     64.79       63.69       64.55       72.11       65.33
Average total equity to assets                      8.20        8.45        8.34        8.22        7.99
Equity leverage                                   12.19x      11.84x      11.99x      12.17x      12.52x
Full-time equivalent employees (period end)        6,733       6,279       6,179       6,180       5,940
=========================================================================================================

/1/Tax-equivalent basis

Table 15    Consolidated Average Balances/Net Interest Income/Rates/1/

                                                                         Three Months Ended March 31,
                                              --------------------------------------------------------------------------------
                                                             1994                                      1993
                                              --------------------------------------    --------------------------------------
Dollars in thousands                                           Income/        Yield/                     Income/        Yield/
                                                 Balance       Expense          Rate       Balance       Expense          Rate
                                              ----------    ----------    ----------    ----------    ----------    ----------
Assets                                                 $             $             %             $             $             %
Securities held to maturity/2/                   528,507        10,992          8.32     1,636,575        30,674          7.50
Securities available for sale/2/               2,948,914        40,249          5.54     1,446,019        19,709          5.45
Money market investments/2/                      468,907         4,126          3.57     1,129,152         9,302          3.34
Mortgage loans held for sale/2/                  467,598         7,424          6.35       270,467         5,067          7.49
- - ------------------------------------------------------------------------------------------------------------------------------
Commercial loans                               2,476,846        46,222          7.55     2,496,029        48,013          7.79
Tax-exempt loans                                 224,653         4,771          8.61       281,688         5,966          8.58
Instalment loans                               1,625,825        33,892          8.34     1,368,431        31,640          9.25
Bank card loans                                  966,242        30,569         12.58       545,957        20,322         14.91
Real estate loans                              2,050,782        37,529          7.33     1,518,092        31,213          8.24
Construction loans                               220,881         3,956          7.26       209,932         3,624          7.00
Foreign loans                                        387             1          0.82            27            14            --
- - ------------------------------------------------------------------------------------------------------------------------------
  Total loans -- net of unearned/2,3/          7,565,616       156,940          8.32     6,420,156       140,792          8.82
Allowance for loan losses                       (218,583)                                 (209,713)
- - ------------------------------------------------------------------------------------------------------------------------------
    Loans -- net                               7,347,033                                 6,210,443
Cash and due from banks                          718,741                                   642,906
Premises and equipment -- net                    308,012                                   281,324
Customers' liability on acceptances               13,839                                    19,246
Intangible assets -- net                         106,165                                    81,713
Foreclosed properties -- net                      23,792                                    77,805
Other assets                                     377,732                                   338,153
- - ------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                13,309,240                                12,133,803
                                              ==========                                ==========
Total Earning Assets                          11,979,542       219,731          7.37    10,902,369       205,544          7.58
                                              ==========       =======          ====    ==========       =======          ====
Liabilities And Shareholders' Equity
Interest checking deposits                     1,817,810         9,741          2.17     1,526,451         9,273          2.46
Money market deposit accounts                  2,301,992        13,749          2.42     2,253,293        14,989          2.70
Regular savings deposits                       1,316,111         8,321          2.56       941,816         6,857          2.95
Money market certificates                        582,295         4,297          3.02       581,546         4,991          3.49
Other domestic time deposits                   2,303,715        24,908          4.42     2,092,987        24,394          4.76
Certificates of deposit $100,000 and over         46,949           474          4.10        46,526           556          4.85
Deposits in foreign offices                        1,427            11          3.08         2,359            17          2.84
- - ------------------------------------------------------------------------------------------------------------------------------
    Total savings and time deposits/2/         8,370,299        61,501          2.99     7,444,978        61,077          3.34
Demand deposits                                2,014,697                                 1,761,627
- - ------------------------------------------------------------------------------------------------------------------------------
  Total deposits                              10,384,996                                 9,206,605
Short-term borrowings/2/                       1,425,708        10,613          3.02     1,579,797        12,056          3.09
Long-term debt/2/                                203,376         4,250          8.36       210,285         4,390          8.35
Liability on acceptances                          13,839                                    19,246
Other liabilities                                189,609                                   148,916
- - ------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                           12,217,528                                11,164,849
- - ------------------------------------------------------------------------------------------------------------------------------
Preferred stock                                       --                                    45,000
Common shareholders' equity                    1,091,712                                   923,954
- - ------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                   1,091,712                                   968,954
- - ------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity                        13,309,240                                12,133,803
                                              ==========                                ==========
Total interest-bearing liabilities             9,999,383        76,364          3.10     9,235,060        77,523          3.41
Other sources-net                              1,980,159                                 1,667,309
- - ------------------------------------------------------------------------------------------------------------------------------
Total Sources of Funds                        11,979,542        76,364          2.59    10,902,369        77,523          2.89
                                              ==========       =======          ====    ==========       =======          ====
Net Interest Spread                                                             4.27                                      4.17
Net Interest Income/Margin                                     143,367          4.78                     128,021          4.69
==============================================================================================================================

/1/Income and yields on a tax-equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense

                                                  Three Months Ended December 31,
                                              --------------------------------------
                                                                1993
                                              --------------------------------------
                                                               Income/        Yield/
                                                 Balance       Expense          Rate
                                              ----------    ----------    ----------
Assets                                                 $             $             %
Securities held to maturity/2/                 1,833,984        30,461          6.64
Securities available for sale/2/               1,703,712        22,524          5.25
Money market investments/2/                      426,089         3,769          3.51
Mortgage loans held for sale/2/                  505,370         8,322          6.59
- - ------------------------------------------------------------------------------------
Commercial loans                               2,447,927        46,753          7.36
Tax-exempt loans                                 244,925         5,172          8.38
Instalment loans                               1,528,666        31,999          8.42
Bank card loans                                  861,928        28,466         12.68
Real estate loans                              1,792,169        34,299          7.47
Construction loans                               229,263         3,578          7.24
Foreign loans                                        377            --            --
- - ------------------------------------------------------------------------------------
  Total loans -- net of unearned/2,3/          7,105,255       150,267          8.29
Allowance for loan losses                       (217,293)
- - ------------------------------------------------------------------------------------
    Loans -- net                               6,887,962
Cash and due from banks                          724,842
Premises and equipment -- net                    301,940
Customers' liability on acceptances               14,063
Intangible assets -- net                          98,563
Foreclosed properties -- net                      32,376
Other assets                                     392,648
- - ------------------------------------------------------------------------------------
  Total Assets                                12,921,549
                                              ==========
Total Earning Assets                          11,574,410       215,343          7.33
                                              ==========       =======          ====
Liabilities And Shareholders' Equity
Interest checking deposits                     1,738,056         9,567          2.18
Money market deposit accounts                  2,262,530        13,911          2.44
Regular savings deposits                       1,220,983         8,141          2.65
Money market certificates                        548,985         4,064          2.96
Other domestic time deposits                   2,112,002        23,466          4.44
Certificates of deposit $100,000 and over         43,137           447          4.12
Deposits in foreign offices                        2,552            20          2.98
- - ------------------------------------------------------------------------------------
    Total savings and time deposits/2/         7,928,245        59,616          3.01
Demand deposits                                2,080,767
- - ------------------------------------------------------------------------------------
  Total deposits                              10,009,012
Short-term borrowings/2/                       1,427,542        10,887          3.03
Long-term debt/2/                                190,481         3,995          8.39
Liability on acceptances                          14,063
Other liabilities                                188,840
- - ------------------------------------------------------------------------------------
  Total liabilities                           11,829,938
- - ------------------------------------------------------------------------------------
Preferred stock                                   40,598
Common shareholders' equity                    1,051,013
- - ------------------------------------------------------------------------------------
  Total shareholders' equity                   1,091,611
- - ------------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity                        12,921,549
                                              ==========
Total interest-bearing liabilities             9,546,268        74,498          3.11
Other sources-net                              2,028,142
- - ------------------------------------------------------------------------------------
Total Sources of Funds                        11,574,410        74,498          2.56
                                              ==========       =======          ====
Net Interest Spread                                                             4.22
Net Interest Income/Margin                                     140,845          4.77
====================================================================================

/2/Indicates earning asset or interest-bearing liability
/3/Nonaccrual loans are included in the average loan balances and income on such loans is recognized on the cash basis

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Crestar Financial Corporation
                                 -----------------------------------
                                             Registrant



Date     May 13, 1994            /s/ James D. Barr
     ------------------          -----------------------------------
                                     James D. Barr
                                     Executive Vice President,
                                     Controller and Treasurer