Form 10-Q
period 1994-06-30
CRESTAR FINANCIAL CORP
filed 1994-08-15
CIK 101880

               United States Securities And Exchange Commission

                             Washington, DC 20549

                                   Form 10-Q


                                  (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                      For the Quarter Ended June 30, 1994

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

Commission File Number        1-7083     .
                        ------------------

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

Yes     X   .    No          .
   ----------      -----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at July 31, 1994
- - -----------------------------------       -----------------------------------
    Common Stock, $5 par value                         37,715,782

                Crestar Financial Corporation And Subsidiaries

                                   Form 10-Q

                      For The Quarter Ended June 30, 1994



Part I.  Financial Information
         Item 1.  Financial Statements:

                                                                      Page

                  Consolidated Balance Sheets...........................3

                  Consolidated Statements Of Income.....................4

                  Consolidated Statements Of Cash Flows.................5

                  Consolidated Statements Of Changes In
                  Shareholders' Equity..................................6

                  Notes To Consolidated Financial Statements.........7-15

         Item 2.  Management's Discussion And Analysis Of Financial
                  Condition And Results Of Operations:

                  Financial Commentary..............................16-30

Part II. Other Information
         Item 4.  Submission Of Matters To A Vote Of Security Holders..31

         Item 6.  Exhibits And Reports On Form 8-K:

                  There were no reports on Form 8-K filed during the three months ended June 30, 1994.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries

Dollars in thousands                                       June 30,            December 31,
                                                 ---------------------------
Assets                                                   1994           1993           1993
Cash and due from banks                           $   581,521    $   741,213    $   716,652
Securities held to maturity (note 2)                  996,038      2,093,331      1,824,617
Securities available for sale (note 3)              1,993,913      1,601,967      1,697,000
Money market investments (note 4)                   1,243,975        548,049        650,633
Mortgage loans held for sale                          275,527        374,461        591,233
Loans - net of unearned income (note 5):
  Commercial                                        2,737,617      2,624,495      2,608,069
  Tax-exempt                                          216,488        261,060        230,852
  Instalment                                        1,720,865      1,468,883      1,532,936
  Bank card                                         1,154,017        692,339        976,200
  Real estate                                       2,527,821      1,924,929      1,713,876
  Construction                                        231,241        251,061        224,460
  Foreign                                                 791             12            729
- - -------------------------------------------------------------------------------------------
    Loans - net of unearned income of $1,925
     and $4,625 at June 30, 1994 and 1993,
     respectively, and $2,988 at
     December 31, 1993                              8,588,840      7,222,779      7,287,122
  Less: Allowance for loan losses (note 6)           (226,666)      (212,981)      (210,958)
- - -------------------------------------------------------------------------------------------
    Loans - net                                     8,362,174      7,009,798      7,076,164
- - -------------------------------------------------------------------------------------------
Premises and equipment - net                          321,709        298,995        302,704
Customers' liability on acceptances                     4,777         14,406         11,578
Intangible assets - net (note 7)                      146,612        106,492         96,152
Foreclosed properties - net (notes 5 and 8)            25,000         45,033         16,951
Other assets                                          373,964        408,407        303,263
- - -------------------------------------------------------------------------------------------
    Total Assets                                  $14,325,210    $13,242,152    $13,286,947
===========================================================================================
Liabilities
Demand deposits                                   $ 2,268,488    $ 2,061,148    $ 2,234,536
Interest checking deposits                          1,866,427      1,624,424      1,791,100
Money market deposit accounts                       2,366,184      2,360,089      2,214,537
Regular savings deposits                            1,508,459      1,146,626      1,241,592
Money market certificates                             708,980        599,428        538,869
Other domestic time deposits                        2,612,744      2,211,454      2,097,448
Certificates of deposit $100,000 and over              65,188         44,507         45,914
Deposits in foreign offices                                 -          1,782          1,782
- - -------------------------------------------------------------------------------------------
  Total deposits                                   11,396,470     10,049,458     10,165,778
Short-term borrowings (note 9)                      1,326,996      1,589,364      1,616,743
Liability on acceptances                                4,777         14,406         11,578
Other liabilities                                     269,864        261,941        239,215
Long-term debt (note 10)                              222,419        260,758        191,156
- - -------------------------------------------------------------------------------------------
    Total Liabilities                              13,220,526     12,175,927     12,224,470
- - -------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares;
  issued and outstanding:
    Adjustable Rate Cumulative Series B, $50
     stated value;
    900,000 shares at June 30, 1993                         -         45,000              -
Common stock, $5 par value. Authorized
 100,000,000 shares;
  outstanding 37,717,023 and 37,720,229 at
  June 30, 1994 and 1993, respectively, and
  37,515,671 shares at December 31, 1993              188,585        188,601        187,578
Capital surplus                                       273,169        242,001        248,896
Retained earnings                                     663,761        590,623        626,003
Net unrealized loss on securities available
 for sale (note 15)                                   (20,831)         -              -
- - -------------------------------------------------------------------------------------------
    Total Shareholders' Equity                      1,104,684      1,066,225      1,062,477
- - -------------------------------------------------------------------------------------------
    Total Liabilities And Shareholders' Equity    $14,325,210    $13,242,152    $13,286,947
===========================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries

Dollars In thousands, except per share data           Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------   --------------------------
Income From Earning Assets                                1994               1993        1994             1993
Interest and fees on loans                            $169,024           $141,701    $323,988         $280,165
Interest and dividends on taxable securities
  held to maturity                                      15,087             29,400      23,987           57,007
Interest on tax-exempt securities held to maturity       1,241              1,735       2,625            3,720
Interest and dividends on securities available for
 sale                                                   30,869             20,799      71,118           40,508
Income on money market investments                       6,698              6,046      10,807           15,339
Interest on mortgage loans held for sale                 5,453              5,247      12,877           10,314
- - --------------------------------------------------------------------------------------------------------------
  Total income from earning assets                     228,372            204,928     445,402          407,053
- - --------------------------------------------------------------------------------------------------------------
Interest Expense
Interest checking deposits                              10,405              9,533      20,146           18,806
Money market deposit accounts                           15,622             14,965      29,371           29,954
Regular savings deposits                                 9,393              7,794      17,714           14,651
Money market certificates                                5,498              4,544       9,795            9,535
Other domestic time deposits                            27,907             24,322      52,815           48,716
Certificates of deposit $100,000 and over                  573                496       1,047            1,052
Deposits in foreign offices                                  -                 18          11               35
- - --------------------------------------------------------------------------------------------------------------
  Total interest on deposits                            69,398             61,672     130,899          122,749
Short-term borrowings                                    9,380              9,833      19,993           21,889
Long-term debt                                           4,665              4,618       8,915            9,008
- - --------------------------------------------------------------------------------------------------------------
  Total interest expense                                83,443             76,123     159,807          153,646
- - --------------------------------------------------------------------------------------------------------------
Net Interest Income                                    144,929            128,805     285,595          253,407
Provision for loan losses (note 6)                       8,850              3,006      18,882           21,506
- - --------------------------------------------------------------------------------------------------------------
Net Credit Income                                      136,079            125,799     266,713          231,901
- - --------------------------------------------------------------------------------------------------------------
Noninterest Income
Trust and investment advisory income                    14,441             14,545      29,444           29,267
Service charges on deposit accounts                     21,116             19,882      41,895           39,740
Bank card-related income                                 9,247              6,560      16,975           12,189
Other income                                            23,388             20,377      45,051           39,427
Securities gains (losses)                                  (49)             1,511      (1,767)           2,622
- - --------------------------------------------------------------------------------------------------------------
  Total noninterest income                              68,143             62,875     131,598          123,245
- - --------------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                      204,222            188,674     398,311          355,146
- - --------------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel costs                                         75,992             64,223     150,789          127,481
Occupancy expense - net                                 10,061              9,421      20,855           18,387
Equipment expense                                        6,069              6,132      11,997           12,196
Other expense                                           48,611             60,771      91,102          105,567
- - --------------------------------------------------------------------------------------------------------------
  Total noninterest expense                            140,733            140,547     274,743          263,631
- - --------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                              63,489             48,127     123,568           91,515
Income tax expense (note 11)                            20,881             14,417      40,478           26,911
- - --------------------------------------------------------------------------------------------------------------
Net Income                                              42,608             33,710      83,090           64,604
Preferred dividend requirements                              -                619           -            1,238
- - --------------------------------------------------------------------------------------------------------------
Income Applicable To Common Shares                    $ 42,608           $ 33,091    $ 83,090         $ 63,366
==============================================================================================================
Earnings Per Share (note 12):
Primary                                               $   1.12           $   0.88    $   2.19         $   1.71
Fully diluted                                             1.12               0.88        2.19             1.71
==============================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries

In thousands                                                                          Six Months Ended June 30,
                                                                                    ------------------------------
                                                                                            1994              1993
Operating      Net Income                                                             $   83,090         $  64,604
Activities     Adjustments to reconcile net income to net cash provided by operating activities:
                   Provisions for loan losses, foreclosed properties and
                     other losses                                                         18,357            29,086
                   Depreciation and amortization of premises and equipment                16,113            15,688
                   Securities losses (gains)                                               1,767            (2,622)
                   Amortization of intangible assets                                       9,921             9,034
                   Deferred income tax expense                                             2,411             1,230
                   Loss on foreclosed properties                                             144            10,907
                   Gain on sale of mortgage servicing rights                              (9,332)           (2,300)
                   Net decrease in trading account                                         4,888            22,698
                   Net decrease (increase) in loans held for sale                        330,847            (7,226)
                   Net decrease (increase) in accrued interest receivable,
                     prepaid expenses and other assets                                    19,186           (90,857)
                   Net increase in accrued interest payable, accrued
                     expenses and other liabilities                                       30,954            39,605
                   Other, net                                                              6,775            (2,644)
               ---------------------------------------------------------------------------------------------------
                   Net cash provided by operating activities                             515,121            87,203
- - ------------------------------------------------------------------------------------------------------------------
Investing      Proceeds from maturities and calls of securities held to maturity         155,355           325,706
Activities     Proceeds from maturities and calls of securities available for sale       220,437            30,330
               Proceeds from sales of securities available for sale                    1,478,024           368,708
               Purchases of securities held to maturity                                 (594,771)         (719,242)
               Purchases of securities available for sale                               (416,367)         (443,242)
               Net decrease (increase) in money market investments                      (556,500)          617,535
               Principal collected on non-bank subsidiary loans                            9,801            11,819
               Loans originated by non-bank subsidiaries                                (118,295)          (51,473)
               Net decrease (increase) in other loans                                      2,421            (3,020)
               Purchases of premises and equipment                                       (18,462)          (16,531)
               Proceeds from sales of foreclosed properties                               21,415            42,808
               Proceeds from sale of mortgage servicing rights                            15,268             3,175
               Aquisitions of net assets of financial institutions                         7,122            26,419
               Other, net                                                                 (5,510)           (3,782)
               ---------------------------------------------------------------------------------------------------
                   Net cash provided by investing activities                             199,938           189,210
- - ------------------------------------------------------------------------------------------------------------------
Financing      Net increase (decrease) in demand, interest checking, money
Activities       market and regular savings deposits                                     (62,309)           89,416
               Net decrease in short-term borrowings                                    (495,949)          (61,152)
               Net decrease in certificates of deposit                                  (257,837)         (301,402)
               Proceeds from issuance of long-term debt                                      158                 -
               Principal payments on long-term debt                                       (2,787)             (718)
               Cash dividends paid                                                       (27,404)          (20,464)
               Common stock purchased and retired                                        (18,912)           (3,079)
               Proceeds from the issuance of common stock                                 14,850             7,616
               ---------------------------------------------------------------------------------------------------
                   Net cash used by financing activities                                (850,190)         (289,783)
- - ------------------------------------------------------------------------------------------------------------------
Cash and       Decrease in cash and cash equivalents                                    (135,131)          (13,370)
Cash           Cash and cash equivalents at beginning of year                            716,652           754,583
Equivalents    ---------------------------------------------------------------------------------------------------
               Cash and cash equivalents at end of quarter                            $  581,521         $ 741,213
==================================================================================================================

Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

Dollars in thousands                          Shareholders' Equity               Shares of Common Stock
                                          ---------------------------          ---------------------------
                                                 1994           1993                 1994            1993
Balance, April 1                           $1,082,439   $    987,517           37,482,661      36,305,742
Net Income                                     42,608         33,710                    -               -
Cash dividends declared on:
  Preferred stock, Series B                         -          (619)                    -               -
  Common stock                                (15,020)      (10,172)                    -               -
Change in valuation allowance for
 marketable
  equity securities                                 -         1,492                     -               -
Change in net unrealized loss on
 securities
  available for sale (note 15)                (14,566)           -                      -               -
Common stock purchased and retired             (9,108)      (3,079)              (200,000)        (85,000)
Common stock issued:
  For acquisition of financial
   institutions                                12,588       54,513                264,208       1,411,343
  Upon conversion of debentures                   108            2                 11,670             216
  For dividend reinvestment plan                2,901        2,170                 63,223          59,482
  Upon exercise of stock options
   (including tax benefit of $577
   in 1994 and $190 in 1993)                    2,734          691                 95,261          28,446
- - ---------------------------------------------------------------------------------------------------------
Balance, June 30                           $1,104,684   $1,066,225             37,717,023      37,720,229
=========================================================================================================
Balance, January 1                         $1,062,477   $  958,905             37,515,671      36,156,605
Net Income                                     83,090       64,604                      -               -
Cash dividends declared on:
  Preferred stock, Series B                         -       (1,238)                     -               -
  Common stock                                (27,404)     (19,226)                     -               -
Change in valuation allowance for
 marketable equity securities                       -        4,128                      -               -
Cumulative effect of change in
 accounting for securities available
 for sale (note 15)                            32,209            -                      -               -
Change in net unrealized gain on
 securities available for sale (note 15)      (53,040)           -                      -               -
Common stock purchased and retired            (20,277)      (3,079)              (469,700)        (85,000)
Common stock issued:
  For acquisition of financial
   institutions                                12,588       54,513                264,208       1,411,343
  Upon conversion of debentures                   113            2                 12,210             216
  For dividend reinvestment plan                5,417        4,225                123,367         113,819
  For directors' stock compensation plan           78            -                  1,859               -
  For thrift and profit sharing plan            4,993            -                115,770               -
  Upon exercise of stock options
   (including tax benefit of $868
    in 1994 and $742 in 1993)                   4,440        3,391                153,638         123,246
- - ---------------------------------------------------------------------------------------------------------
Balance, June 30                           $1,104,684   $1,066,225             37,717,023      37,720,229
=========================================================================================================

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1)  General

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed acquisitions, have been included. All adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1994 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1993 Annual Report and Form 10-K and in the Corporation's 1994 First Quarter Form 10-Q.

    On May 14, 1994, Crestar acquired the deposits of Piedmont Federal Savings Association, a Manassas, Virginia-based thrift institution which has been operating under Resolution Trust Corporation (RTC) conservatorship. In connection with this acquisition, Crestar paid a $10 million premium to the RTC for approximately $150 million in deposits.

    On June 10, 1994, Crestar completed the acquisition of Annapolis Bancorp, Inc., a holding company for Annapolis Federal Savings Bank of Annapolis, Maryland. Crestar acquired the stock of Annapolis Bancorp, Inc. for a purchase price of approximately $15 million, which included 264,208 shares of Crestar stock and $3 million in cash. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is classified as an intangible asset in the consolidated balance sheet, and was approximately $20 million. Annapolis Bancorp, Inc. had total assets of approximately $300 million, loans of approximately $210 million, and deposits of approximately $275 million as of June 10, 1994.

    The above acquisitions were accounted for as purchases and, accordingly, the results of their operations are included in the accompanying consolidated financial statements since their respective acquisition dates. Goodwill recorded at the date of acquisition is being amortized over 15 years. The results of operations of the above acquisitions for the periods prior to their respective acquisition dates were not material to the results of operations of Crestar.

(2)  Securities Held To Maturity

The carrying values and approximate market values of securities held to maturity at June 30 follow:
================================================================================

In thousands                          1994                      1993
                               Carrying       Market      Carrying      Market
                                  Value        Value         Value       Value
                             -----------------------   -----------------------
U.S. Treasury and Federal
 agencies                    $   10,413   $   10,221   $   20,156   $   20,525
Mortgage-backed
 obligations of Federal
 agencies                       655,497      636,538    1,746,115    1,777,964
Other taxable securities        258,011      252,897      207,216      210,064
States and political
 subdivisions                    72,117       72,383       98,126      100,950
Common and preferred
 stocks                               -            -       21,718       21,718
- - ------------------------------------------------------------------------------
  Total securities held
   to maturity               $  996,038   $  972,039   $2,093,331   $2,131,221
==============================================================================

(3)  Securities Available For Sale

The carrying values and approximate market values of securities available for sale at June 30 follow:
================================================================================

In thousands                          1994                      1993
                             ----------------------    -----------------------
                              Amortized       Market    Amortized       Market
                                   Cost        Value         Cost        Value
U.S. Treasury and Federal
 agencies                    $1,049,084   $1,033,644   $1,361,914   $1,400,706
Mortgage-backed
 obligations of Federal
 agencies                       730,599      713,696       39,923       39,940
Other mortgage-backed
 obligations                    207,437      207,310      191,238      192,059
Other taxable securities          5,621        5,665            -            -
Common and preferred
 stocks                          33,738       33,598        8,892        8,892
- - ------------------------------------------------------------------------------
  Total securities
   available for sale        $2,026,479   $1,993,913   $1,601,967   $1,641,597
- - ------------------------------------------------------------------------------

At June 30, 1994, gross unrealized gains were $10.5 million and gross unrealized losses were $43.1 million for securities available for sale. The majority of U.S. Treasury and Federal agency securities mature within one to five years. The majority of mortgage-backed obligations have a stated maturity of over ten years. See note 15 for a discussion of accounting changes applicable to these securities.

(4)  Money Market Investments

Money market investments at June 30 included:
================================================================================

In thousands                                            1994         1993
Trading account securities                        $      172   $   19,513
Federal funds sold                                   414,690        4,836
Securities purchased under agreements to resell      105,000       88,000
Domestic time deposits                                25,138          228
U.S. Treasury and other                              698,975      435,472
- - --------------------------------------------------------------------------------
  Total money market investments                  $1,243,975   $  548,049
================================================================================

(5)  Nonperforming Assets

Nonperforming assets at June 30 were:
================================================================================

In thousands                                            1994         1993
Nonaccrual loans                                    $ 77,400     $117,529
Restructured loans                                         -          238
- - --------------------------------------------------------------------------------
  Total nonperforming loans                           77,400      117,767
Foreclosed properties - net                           25,000       45,033
- - --------------------------------------------------------------------------------
  Total nonperforming assets                        $102,400     $162,800
================================================================================

Non-cash additions to foreclosed properties were $3.6 million and $11.6 million in the first six months of 1994 and 1993, respectively.

(6)  Allowance For Loan Losses

Transactions in the allowance for loan losses for the three months and six months ended June 30 were:
================================================================================

In thousands                                   Three Months                  Six Months
                                            1994           1993           1994           1993
                                    ---------------------------   ---------------------------
Beginning balance                   $    226,577   $    202,979   $    210,958   $    205,017
- - ---------------------------------------------------------------------------------------------
Charge-offs                              (15,936)       (35,328)       (34,689)       (60,049)
Recoveries                                 7,096         20,324         15,807         24,507
- - ---------------------------------------------------------------------------------------------
  Net charge-offs                         (8,840)       (15,004)       (18,882)       (35,542)
Provision for loan losses                  8,850          3,006         18,882         21,506
Allowance from acquisitions - net             79         22,000         15,708         22,000
- - ---------------------------------------------------------------------------------------------
  Net increase                                89         10,002         15,708          7,964
- - ---------------------------------------------------------------------------------------------
Ending balance                      $    226,666   $    212,981   $    226,666   $    212,981
=============================================================================================

Allowance from acquisitions for the three month and six month periods ended June 30, 1994 is net of a $4.2 million reduction in the allowance for loan losses initially recorded upon the purchase of CFS Financial Corporation (CFS) in May 1993. This reduction in the initial valuation of the acquired allowance was based on subsequent and more detailed analysis of the creditworthiness of the CFS loan portfolio as of the date of acquisition. The impact of this reduction on the other values assigned to the assets acquired and liabilities assumed in the CFS purchase was to decrease goodwill by $2.7 million and to increase deferred income taxes payable by $1.5 million.

(7)  Intangible Assets

Intangible assets at June 30 included:
================================================================================

In thousands                                                             1994             1993
Goodwill and deposit base intangibles                                 $124,448        $ 81,767
Mortgage servicing rights                                               21,543          23,994
Other                                                                      621             731
- - ----------------------------------------------------------------------------------------------
  Total intangible assets                                             $146,612        $106,492
==============================================================================================

(8)  Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the three months and six months ended June 30 were:
================================================================================

In thousands                                     Three Months                  Six Months
                                              1994           1993           1994           1993
Beginning balance                           $5,433        $ 9,564        $ 5,574        $10,264
- - -----------------------------------------------------------------------------------------------
Write-downs                                   (390)        (6,564)          (645)        (7,264)
Provision for foreclosed properties              -          7,500         (1,302)         7,500
Allowance from acquisitions                  4,123          2,046          5,539          2,046
- - -----------------------------------------------------------------------------------------------
  Net increase                               3,733          2,982          3,592          2,282
- - -----------------------------------------------------------------------------------------------
Ending balance                        $      9,166   $     12,546   $      9,166   $     12,546
===============================================================================================

(9)  Short-Term Borrowings
Borrowings, exclusive of deposits, with maturities of less than one year at
June 30 were:
================================================================================

In thousands                                      1994       1993

Federal funds purchased                     $  411,017   $  405,126
Securities sold under
 repurchase agreements                         785,452    1,027,795
Commercial paper                                   311          226
Notes payable                                  128,140      100,377
Term federal funds purchased                         -       50,000
U.S. Treasury demand notes                           -        3,029
Other                                            2,076        2,811
- - -------------------------------------------------------------------
  Total short-term borrowings               $1,326,996   $1,589,364
===================================================================

The Corporation paid $149,431,000 and $150,947,000 in interest on deposits and short-term borrowings in the first six months of 1994 and 1993, respectively.

(10)  Long-Term Debt
Long-term debt at June 30 included:
===================================================================

In thousands                                      1994         1993

81/4% Subordinated notes due 2002             $125,000     $125,000
85/8% Subordinated notes due 1998               49,960       49,950
7-101/2% Mortgage indebtedness maturing
 through 2009                                   12,648       13,638
6-14% Capital lease obligations maturing
 through 2006                                    2,979        2,378
41/8-61/4% Federal Home Loan Bank
 obligations payable through 2008               11,115            -
43/4-91/2% Collateralized mortgage
 obligation bonds maturing through 2019         20,717            -
5% Convertible subordinated debentures due
 1994                                                -          134
52/5% Notes due 1995                                 -       50,309
73/4% Debentures due 1997                            -       19,349
- - -------------------------------------------------------------------
  Total long-term debt                        $222,419     $260,758
===================================================================

The Corporation made payments of $9,134,000 and $9,009,000 in interest on long-term debt in the first six months of 1994 and 1993, respectively. There were no new capital lease agreements in the second quarter of 1994. At May 1, 1994, all remaining 5% convertible subordinated debentures outstanding were converted into the common stock of Crestar at a conversion price of $9.25 per share. During the second quarter of 1994, $8,414,000 of collateralized mortgage obligation bonds were assumed through the acquisition of Annapolis Bancorp, Inc.

(11)  Income Taxes
The current and deferred components of income tax expense allocated to operations in the accompanying consolidated statements of income for the three months and six months ended June 30 were:
================================================================================

In thousands                                Three Months                  Six Months
                                      ----------------------      ------------------------
                                         1994           1993           1994           1993
Current:
  Federal                             $20,940        $13,643        $37,185        $26,554
  State and local                        (256)           480            882           (873)
- - ------------------------------------------------------------------------------------------
    Total current tax expense          20,684         14,123         38,067         25,681
- - ------------------------------------------------------------------------------------------
Deferred:
  Federal                                (542)         1,163          2,098          2,144
  State and local                         739           (869)           313           (914)
- - ------------------------------------------------------------------------------------------
    Total deferred tax expense            197            294          2,411          1,230
- - ------------------------------------------------------------------------------------------
Total income tax expense              $20,881        $14,417        $40,478        $26,911
==========================================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and six months ended June 30 were:

In thousands                                 Three Months                  Six Months
                                          1994           1993           1994           1993
Income before income taxes             $63,489        $48,127       $123,568        $91,515
- - -------------------------------------------------------------------------------------------
Tax expense at statutory rate           22,221         16,363         43,249         31,115
- - -------------------------------------------------------------------------------------------
Increase (decrease) in taxes
 resulting from:
  Tax-exempt interest and
   dividends                            (1,843)        (2,099)        (3,558)        (4,331)
  Nondeductible interest
   expense                                 107            134            212            283
  Amortization of goodwill                 219            258            506            485
  State income taxes                       314           (256)           776           (192)
  Adoption of new accounting
   standard                                  -              -              -           (540)
  Other - net                             (137)            17           (707)            91
- - -------------------------------------------------------------------------------------------
    Total decrease in taxes             (1,340)        (1,946)        (2,771)        (4,204)
- - -------------------------------------------------------------------------------------------
Total income tax expense               $20,881        $14,417        $40,478        $26,911
- - -------------------------------------------------------------------------------------------
Effective tax rate                        32.9%          30.0%          32.8%          29.4%
===========================================================================================

The Corporation made income tax payments of $37,572,000 and $28,037,000 during the first six months of 1994 and 1993, respectively. At June 30, 1994, the Corporation had a net deferred tax asset of $80,143,000. There was no valuation allowance relating to the tax asset. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize substantially all of its deferred tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred tax assets will be realized.

(12) Earnings Per Share
Average common and common equivalent shares used in the determination of earnings per share for the three months and six months ended June 30 were:
================================================================================

In thousands                                       Three Months                  Six Months
                                              ---------------------         ---------------------
                                                1994           1993           1994           1993
Primary                                       37,930         37,440         37,901         37,061
Plus assumed conversion of debentures          -                 15          -                 15
Other                                              1             24              3             33
- - -------------------------------------------------------------------------------------------------
Fully diluted                                 37,931         37,479         37,904         37,109

================================================================================
Primary earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options. Fully diluted earnings per common share are computed using average common shares, including the maximum dilutive effect of average common equivalent shares, increased by the number of shares that would result from assuming that the 5% convertible subordinated debentures were converted into common stock at the beginning of the applicable period and using net income increased by interest and amortization of debt issuance expense, net of tax effect, relating to those debentures. Net income for 1993 is further reduced by the dividends applicable to the Series B preferred stock. The following table provides the net adjustment to net income:
================================================================================

In thousands                                                Three Months                  Six Months
                                                       ---------------------         ---------------------
                                                         1994           1993           1994           1993
Interest and amortization of debt issuance expense      $   -              1          $   2              3
Tax effect                                                  -              -             (1)            (1)
Preferred dividends, Series B                               -           (619)             -         (1,238)
- - ----------------------------------------------------------------------------------------------------------
Net adjustment to net income                            $   -           (618)         $   1         (1,236)
==========================================================================================================

In the first six months of 1994 and 1993, $113,000 and $2,000 of subordinated debentures were converted into 12,210 and 216 shares of common stock, respectively.

(13) Condensed Crestar Financial Corporation (Parent) Information
The following shows the Parent's Condensed Balance Sheets at June 30:
================================================================================

In thousands                                  1994         1993

Cash in banks                           $   39,231   $   36,414
Securities held to maturity                 11,594       12,263
Securities available for sale               16,587        8,892
Money market investments                     4,912       54,765
Securities purchased under
 agreements to resell                       98,908       88,000
Notes receivable from subsidiaries         181,849      176,000
Investments in subsidiaries:
  Bank subsidiaries                      1,099,412    1,017,576
  Non-bank subsidiaries                      8,336        7,286
Other assets                                11,944       19,001
- - --------------------------------------------------------------------------------
  Total Assets                          $1,472,773   $1,420,197
================================================================================
Commercial paper                               311          226
Master notes                               123,140      100,377
Securities sold to subsidiary under
 repurchase agreements                       4,348        2,795
Other liabilities                           65,309       56,141
Long-term debt                             174,981      194,433
Total shareholders' equity               1,104,684    1,066,225
- - --------------------------------------------------------------------------------
    Total Liabilities and
     Shareholders' Equity               $1,472,773   $1,420,197
================================================================================

The Parent's Condensed Statements of Income for the three months and six months ended June 30 were:

In thousands                                                 Three Months                  Six Months

                                                           1994           1993           1994           1993
                                                        ----------------------        ----------------------
Cash dividends from bank subsidiaries                   $23,492        $11,151        $37,110        $21,214
Interest from subsidiaries                                3,628          3,652          7,279          7,278
Interest on securities held to maturity and
 available for sale                                         245            559            442          1,103
Income on money market investments                           52            412            271            623
Interest on securities purchased under
 agreements to resell                                     1,108            701          1,911          1,727
Other income                                                124             41            133             41
Securities losses                                         -             (1,494)         -             (1,494)
- - ------------------------------------------------------------------------------------------------------------
    Total income                                         28,649         15,022         47,146         30,492
- - ------------------------------------------------------------------------------------------------------------
Interest on short-term borrowings                           973            644          1,657          1,331
Interest on long-term debt                                3,657          4,034          7,317          8,070
Other expense                                             1,421            433          1,542            602
- - ------------------------------------------------------------------------------------------------------------
    Total expense                                         6,051          5,111         10,516         10,003
- - ------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
 undistributed net income of subsidiaries                22,598          9,911         36,630         20,489
Income tax benefit                                         (451)          (691)          (366)        (1,438)
- - ------------------------------------------------------------------------------------------------------------
Income before equity in undistributed net
 income of subsidiaries                                  23,049         10,602         36,996         21,927
- - ------------------------------------------------------------------------------------------------------------
Equity in undistributed net income of
 subsidiaries                                            19,559         23,108         46,094         42,677
- - ------------------------------------------------------------------------------------------------------------
Net Income                                         $     42,608   $     33,710   $     83,090   $     64,604
============================================================================================================

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

    Crestar's outstanding standby letters of credit amounted to approximately $411.5 million at June 30, 1994 and $413.3 million at June 30, 1993. At June 30, 1994, approximately $10.3 million of these standby letters of credit were participated to other financial institutions.

    The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. At June 30, 1994, Crestar serviced a total of $819.8 million of loans for which it had accepted a recourse liability. Of this amount, approximately $489.0 million was insured by agencies of the Federal government or private insurance companies. In addition, at June 30, 1994, Crestar had forward contracts totaling $422.9 million outstanding as hedges of lending commitments.

    As a financial institution, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at June 30, 1994, Crestar was participating in interest rate (fixed receive) swaps having a notional value of $1.57 billion. Of these interest rate swaps, $1.38 billion were used to convert certain variable rate commercial and real estate loans to fixed rates, and $150 million were used to convert variable rate securities to fixed rates, in order to make their interest sensitivity more neutral. An additional $35 million in interest rate swaps were used to convert specifically identified time deposits to variable rates in order to lock in a spread on the variable rate assets which they fund. Notional balances of $876.4 million of the above swaps were indexed amortizing swaps, whose notional value amortizes more slowly as rates rise. Unrealized gains and unrealized losses on interest rate swap contracts utilized as hedges were $4.9 million and $57.3 million, respectively, as of June 30, 1994.

    Crestar also had a notional amount outstanding of $200 million of interest rate floor agreements on June 30, 1994 to minimize interest rate risk associated with variable rate assets. Unrealized losses on these floor agreements approximated $200,000 as of June 30, 1994.

    The notional amount of these over-the-counter traded interest rate swaps and floors does not represent Crestar's credit exposure, which the Corporation views as a combination of current replacement cost plus an amount for additional market movement. At June 30, 1994, such estimated credit exposure was $38.4 million. Three counterparties constituted 26%, 13% and 11% of the estimated credit exposure at June 30, 1994; no other counterparties represented more than 10% of the estimated credit exposure at June 30, 1994.

    The average expected maturity at June 30, 1994 was 1.5 years for interest rate swaps and 0.6 years for interest rate floors used by Crestar as hedge instruments. The average fixed rate for these swaps was 5.93%. The interest rate floors used by Crestar as hedges against interest rate risk are tied to the London Inter-Bank Offered Rate (LIBOR). The average strike rate at June 30, 1994 for these interest rate floors was 5.50%.

    Crestar serves as a financial intermediary in interest rate cap, interest rate floor and interest rate collar agreements, and at June 30, 1994 had aggregate notional amounts outstanding of $63.1 million in offsetting interest rate cap agreements, $50.0 million in offsetting interest rate floor agreements, and $80.8 million in offsetting interest rate collar agreements.

    Under the terms of the January 11, 1994 purchase agreement, Crestar may pay the former owners of Mortgage Capital Corporation an additional $2.4 million depending on the future performance of Mortgage Capital Corporation's operations over the next five years.

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

    With the adoption of SFAS 115, unrealized holding gains and losses on securities available for sale are excluded from the Consolidated Statements of Income and reported, net of tax, as a separate component of shareholders' equity. On January 1, 1994, securities having an amortized cost of $2.932 billion, and a fair value of $2.983 billion, were classified as securities available for sale. The initial effect of adoption of SFAS 115 was an increase in shareholders' equity of $32.2 million, which was the amount, net of tax, by which the fair value of securities available for sale exceeded the amortized cost of such securities on January 1, 1994.

    At June 30, 1994, on an after-tax basis, the amortized cost of securities available for sale exceeded the fair value of such securities by $20.8 million. The net unrealized gain or loss of securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

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

Financial Commentary

Crestar Financial Corporation And Subsidiaries

Overview
(Tables 1, 2 and 14)
Crestar Financial Corporation (Crestar) reported record earnings of $42.6 million for the quarter ended June 30, 1994, an increase of 26% from the $33.7 million earned in second quarter 1993. For the first six months, earnings were $83.1 million in 1994, an increase of 29% from the $64.6 million in 1993.
These increases reflected the continued positive effects of growth in net interest income and noninterest income and continuing improvement in credit quality. Earnings per share were $1.12 for the second quarter of 1994 compared with $.88 in 1993. For the first six months of the year, earnings per share were $2.19 for 1994, an increase of 28% from the $1.71 per share recorded in the first six months of 1993. The predominant items affecting the change in earnings per share are given in Table 2. Each applicable item is net of applicable federal income taxes.

Mergers and Acquisitions

Two acquisitions were completed during the second quarter of 1994. On June 10, Crestar completed its previously announced acquisition of Annapolis Bancorp, Inc. (Annapolis), the holding company for Annapolis Federal Savings Bank, a $300 million-asset thrift institution based in Annapolis, Maryland. Annapolis shareholders received, in a combination of Crestar stock and cash, a total of $15 million. The Annapolis acquisition included approximately $275 million in deposits, $210 million in loans and nine branch offices.

    On May 14, Crestar acquired the deposits of Piedmont Federal Savings Association, a Manassas, Virginia-based thrift institution which had been operating under Resolution Trust Corporation (RTC) conservatorship since October, 1992. Crestar paid a $10 million premium to the RTC for Piedmont's $150 million in deposits.

    The above acquisitions have been accounted for under the purchase method of accounting whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. In the aggregate, acquisitions completed during the first six months of the year are expected to contribute positively to earnings per share for 1994. Financial statement note 1 contains additional information concerning these acquisitions.

Profitability Measures and Capital Resources
(Table 1)
Increased earnings in both the second quarter and the first six months of 1994 resulted in improvements in key profitability measures over 1993. Return on average assets was 1.25% for the second quarter and 1.23% for the first six months of 1994, compared to 1.09% and 1.05%, respectively, for 1993. Return on average equity and return on average common equity were both 15.79% for the second quarter, up from 13.24% and 13.60%, respectively, for the second quarter of 1993. Return on average equity and return on average common equity for the first six months were both 15.31%, up from 13.00% and 13.36%, respectively, for the first six months of 1993.

    Average equity to assets of 7.90% for second quarter 1994 decreased 32 basis points from 8.22% in second quarter 1993, and average equity to assets of 8.05% for the first six months was down 5 basis points from 8.10% in 1993, reflecting the net impact of acquisitions and Crestar's common stock repurchase program. Period-end equity to assets of 7.71% at June 30, 1994 was 34 basis points below the 8.05% in 1993, also reflecting an increase in period-end assets as a result of the acquisitions completed.

    Crestar's consolidated Tier 1 risk-adjusted capital ratio was 9.3% and total risk-based capital was 12.0% at June 30, 1994, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.5% at June 30, 1994 also was well above the regulatory minimum of 3%. Crestar's tangible leverage ratio, defined as total equity less all intangibles divided by total assets less all intangibles and utilized by the Federal Reserve Board in evaluating proposals for expansion or acquisitions, was 6.8% at June 30, 1994. Each of Crestar's three subsidiary banks continued to be "well capitalized" as of June 30, 1994, the highest level of capitalization defined by the Federal Deposit Insurance Corporation for purposes of determining deposit insurance rates.

Net Interest Margin and Net Interest Income
(Tables 3 and 15)
Crestar's second quarter 1994 net interest margin of 4.76% improved three basis points from 4.73% in the second quarter of 1993. This increase reflects favorable changes in the composition of balance sheet earning assets, which offset adverse rate movements. Changes in the earning asset mix increased the second quarter 1994 net interest margin by approximately 17 basis points, fueled by growth in loans. Average bank card loans increased $423 million, or 65%, to $1.1 billion in second quarter 1994. Average real estate loans were up 42%, or $734 million, from second quarter 1993 balances. Also, average instalment loans grew 20 percent during this period. As a percentage of total earning assets, loans increased from 61% in second quarter 1993 to 67% for second quarter 1994. On the funding side, the proportion of lower-cost sources increased due to an increase in average net free sources, primarily net demand deposits. Average total deposits for second quarter 1994 increased $1.5 billion to $11.1 billion, a 16% increase over second quarter 1993 balances. Average short-term borrowings were down 25% from second quarter 1993 balances, reflecting the growth in deposits. These positive changes to Crestar's funding mix had a positive impact of four basis points on second quarter 1994 net interest margin when compared to second quarter 1993.

     Positive changes in balance sheet mix were dampened slightly by narrower interest rate spreads during second quarter 1994. The yield on average loans decreased 20 basis points from second quarter 1993, with declines noted in the instalment, bank card and real estate loan portfolios. The average rate paid on savings and time deposits decreased 12 basis points during this time period, falling from 3.22% in second quarter 1993 to 3.10% in second quarter 1994. In total, narrower interest rate spreads depressed second quarter 1994 net interest margin, versus second quarter 1993, by 10 basis points.

     Decreased levels of nonperforming assets in the second quarter of 1994 had a favorable impact on the net interest margin of approximately four basis points, which was offset by an 11 basis point decline in the favorable margin benefit arising from off-balance sheet hedges.

     The extent to which Crestar will be able to maintain the net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits.

     As a result of the increase in the net interest margin and an 11% increase in average earning assets, reported net interest income for second quarter 1994 increased 13% over 1993, and tax-equivalent net interest income increased 12%. For the first six months, tax equivalent net interest income increased 12% over 1993 as a result of a six basis point increase in net interest margin and a 10% increase in average earning assets. Factors contributing to the increased year-to-date margin mirror those previously discussed. Positive changes to both the earning assets and funding mix for the year-to-date period had a favorable impact of 29 basis points, while declining earning asset yields contributed to a 19 basis point negative impact from narrower interest rate spreads. Reduced non-performing assets added a five basis point favorable impact, while declining levels of favorable off-balance sheet hedge transactions had a negative impact of nine basis points.

Risk Exposures and Credit Quality
(Tables 4 - 10)
In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). The REDI portfolio was the primary source of weaker credit quality for the recessionary period from 1990 into 1993. As detailed in Table 4, REDI outstandings were $1.1 billion or 13% of total loans at June 30, 1994 compared with $1.2 billion or 17% of total loans at June 30, 1993. The relative concentration level of REDI outstandings to total loans continues to decrease as loan growth occurs, despite additions to the REDI loan portfolio arising from acquisitions of financial institutions. At June 30, 1994, nonperforming loans comprised 3.70% of the total REDI loan portfolio; the comparable ratio as of June 30, 1993 was 5.56%. Table 5 shows the property type and geographic diversification of the REDI portfolio.

    Continued improvement in credit quality was evident in second quarter 1994 levels of provision for loan losses, charge-offs and nonperforming assets. While the provision for loan losses of $8.9 million for second quarter 1994 was up from the $3.0 million provision for second quarter 1993, six month year-to-date provision expense was down 12%, from $21.5 million in 1993 to $18.9 million in 1994. Net charge-offs of $8.8 million for second quarter 1994 declined 41% from 1993. For the first six months, net charge-offs were down 47% to $18.9 million. Crestar's REDI loan portfolio experienced net recoveries of $0.3 million for second quarter 1994, reflecting improvement in the credit quality of the portfolio as well as an increasing rate of charge-off recoveries. Net charge-offs for non-REDI loans were $9.1 million, resulting in total net charge-offs for all loans in the second quarter of $8.8 million. In the second quarter 1993, REDI net charge-offs were $6.8 million, or 2.4% of REDI average loans. Current expectations are that net charge-offs for the full year of 1994 will be less than in 1993.

     The allowance for loan losses was $227 million at June 30, 1994, representing 2.64% of period-end loans, 221% of nonperforming assets and 293% of nonperforming loans. Based on portfolio characteristics and market conditions, management considers the level of the allowance adequate.

     Total nonperforming assets of $102 million at June 30, 1994 declined 37% from the $163 million reported in 1993. Nonperforming assets at June 30, 1994 included $9 million which resulted from the June 1994 acquisition of Annapolis Bancorp, Inc. During the first six months of 1994, nonperforming assets of approximately $35 million were acquired through merger activity. Tables 9 and 10 provide details of how nonperforming loans and foreclosed properties have changed on a quarterly basis since second quarter 1993. Barring an unexpected deterioration in the economy and in the Corporation's real estate markets, total nonperforming assets are expected to decrease in 1994, exclusive of additions that may arise from any future acquisitions.

     Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms.
At June 30, 1994, potential problem loans, not included in Table 8, amounted to approximately $168 million compared with $223 million at June 30, 1993 and $205 million at December 31, 1993.

Noninterest Income and Expense
(Table 11)
Noninterest income totaled $68.1 million in second quarter 1994, a $5.3 million or 8% increase over second quarter 1993. For the first six months of 1994, noninterest income of $131.6 million increased 7% over 1993 results. Excluding securities gains (losses), noninterest income increased 11% in the second quarter of 1994, and also 11% in the first six months of 1994, when compared to prior year results. Both the quarter and year-to-date increases reflect growth in bank card-related fee income, mortgage servicing income and servicing sales, and service charges on deposit accounts, partially offset by declines in trading account activities and mortgage origination volume.

     Noninterest expense for the second quarter was basically flat when compared to second quarter 1993 results, increasing only $186,000. For the six months ended June 30, noninterest expense for 1994 was up 4% in comparison to 1993. These results stem in part to a dramatic decline in Crestar's foreclosed properties expense in the current year, reflecting an improved credit environment in Crestar's market area. Excluding foreclosed properties expense, noninterest expense increased 15% in second quarter 1994 and 16% in the first six months of 1994, largely due to acquisition expenses and costs incurred in servicing and fee-based businesses such as mortgage, bank card, investment banking and sales, and trust and investment advisory services. Additional expenses arising from the six acquisitions completed in the first half of 1994 were approximately $10.4 million, or approximately 28% of the six months year-to-date 1994 increase, exclusive of foreclosed property expenses, of $37.6 million. Expense increases in the mortgage, bank card, and trust and investment advisory groups amounted to approximately $11.9 million year-to-date, as Crestar continues its emphasis on growing sources of noninterest income. Employee benefits expense increased $4.4 million for the quarter and $7.7 million year-to-date, primarily due to the aforementioned acquisition activity, adoption of Statement on Financial Accounting Standards No. 112 (postemployment benefits), and to employee benefits that are tied to earnings.

     Foreclosed properties expense for second quarter 1994 and the first six months declined $18.3 million or 95% and $26.5 million or 97%, respectively, from 1993. Foreclosed properties, net of reserves, were $25.0 million at June 30, 1994, versus $45.0 million at June 30, 1993.

    The effective tax rate for second quarter 1994 and the first six months was 32.9% and 32.8%, respectively, compared to 30.0% and 29.4% for 1993. Both the quarterly and year-to-date increase in the effective tax rate is attributed to an increase in the federal corporate income tax rate from 34% to 35% enacted in third quarter 1993, the adoption of Statement of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes", which resulted in a reduction of income tax expense of $540 thousand in first quarter 1993, and reduced proportions of tax-exempt interest and dividends. Financial statement note 11 contains additional information concerning income taxes.

Financial Condition
(Table 12)
Crestar's assets totaled $14.3 billion at June 30, 1994, up 8% from $13.3 billion at December 31, 1993 primarily due to acquisitions completed in the first six months of 1994. Loans net of unearned income at June 30, 1994 increased $1.3 billion or 18%, reflecting growth from a combination of acquisitions and internally generated lending. Total deposits increased $1.2 billion or 12% over December 31, 1993 balances, reflecting the impact of Crestar's acquisitions during the first six months of 1994. Average loan balances for second quarter 1994 increased $1.5 billion, or 22%, over second quarter 1993 balances. Of this increase, approximately $1.0 billion was attributable to acquisitions completed during 1994. Similarly, average deposits for second quarter 1994 increased $1.5 billion, or 16%, over the same period of 1993. Acquisitions during 1994 contributed approximately $1.1 billion to this average total deposit growth.

     With respect to the securities held to maturity portfolio, carrying value exceeded the market value at June 30, 1994 by $24.0 million, consisting of $4.1 million in unrealized gains and $28.1 million in unrealized losses. At June 30, 1994, the amortized cost of securities available for sale exceeded the fair value of such securities by $32.6 million, consisting of $10.5 million in unrealized gains and $43.1 million in unrealized losses. On January 1, 1994, Crestar adopted Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Upon adoption of SFAS 115, certain investment securities totaling $1.2 billion were reclassified from investment securities to securities available for sale.

     Shareholders' equity at June 30, 1994 reflects a $20.8 million reduction for the excess of amortized cost of securities available for sale, net of tax, over the fair value at quarter-end as prescribed by SFAS 115. The net unrealized gain or loss of securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

     Crestar purchased and retired 200,000 shares of common stock at an average price of $45.54 per share during second quarter 1994, to meet the needs of employee benefit plans, dividend reinvestment plans, and for shares issued for the acquisition of Annapolis Bancorp, Inc. For the six month period ended June 30, 1994, 469,700 shares of common stock have been purchased and retired, at an average price of $43.17. In connection with the June 1994 acquisition of Annapolis Bancorp, Inc., 264,208 shares of common stock were issued. Effective with the common stock dividend paid on May 20, 1994, Crestar increased the quarterly dividend rate to $.40 per share, from the previous quarterly rate of $.33 per share.

     Debt ratings are presented in Table 12. In April 1994, Moody's raised its ratings on Crestar's subordinated notes from Baa2 to Baa1. In its announcement, Moody's cited Crestar's rising core profitability trend and decreased credit expenses as reasons for the ratings upgrade.

Liquidity and Interest Sensitivity
(Table 13)
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner.

     Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates and is measured in several ways. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Asset/Liability Management Committee (ALCO). The primary tool used by ALCO is net interest income simulations. A two-year net interest income forecast based on a "most likely" interest rate forecast is prepared regularly, as are net interest income forecasts based on alternative high and low interest rate scenarios. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in simulations. The high- and low-rate forecasts are compared to the "most likely" scenarios.

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

     Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 13, and reflects the earlier of the maturity or repricing date for various assets and liabilities at June 30, 1994. Financial statement note 14 contains additional information about certain off-balance sheet arrangements that may affect future net interest income and interest rate sensitivity. On a cumulative six-month basis, Crestar had a liability sensitive "static gap" at June 30, 1994 with $3.2 billion excess of interest-sensitive sources of funds over uses of funds. In addition to the traditional "static gap" presentation, the table also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's commercial demand deposit balances to the level of interest rates. On a cumulative six-month basis, Crestar had a liability sensitive "adjusted gap" at June 30, 1994, with $723 million excess of interest-sensitive sources of funds over uses of funds. The static gap and adjusted gap do not include $200 million in interest rate floors which Crestar has added to offset the effect that falling interest rates would have on $200 million of variable rate loans.

     As a financial institution, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. The majority of Crestar's notional value of outstanding derivative instruments at June 30, 1994 are utilized to convert certain variable rate assets to fixed rates in order to make their interest sensitivity more neutral. Footnote 14 of the financial statements provides additional information regarding Crestar's outstanding derivative contracts as of June 30, 1994, including notional balances and fair value information.

     The notional amount of derivative contracts does not represent Crestar's credit exposure, which the Corporation views as a combination of current replacement cost plus an amount for additional market movement. Crestar has established policies governing derivative activities, including the credit quality of counterparties. There were no past due amounts or reserves for possible derivative credit losses at June 30, 1994, nor has Crestar ever experienced any charge-offs related to derivative transactions. No interest rate swaps, floors or caps used as hedges against interest rate risk were sold or terminated prior to maturity during the past 24 months; at June 30, 1994 there were no deferred gains or losses arising from termination of hedged transactions prior to maturity.

Other New Accounting Standards
Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114) will become effective for fiscal years beginning after December 15, 1994. This accounting standard requires that impaired loans within the scope of the statement be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate. Crestar currently believes that the future impact on results of operations and financial position of adopting SFAS 114 will be immaterial.

     Financial statement note 15 contains additional information concerning adoption of new accounting standards.

Table 1      Financial Highlights




Dollars in millions, except per share data              Three Months                                  Six Months
                                         ----------------------------------------      ----------------------------------------
                                                                             %                                            %
For the Period Ended June 30                  1994           1993          Change          1994           1993          Change
Net Income                                $   42.6   $       33.7             26   $       83.1   $       64.6             29
Income Applicable to Common Shares            42.6           33.1             29           83.1           63.4             31
Dividends Declared on Common Stock            15.0           10.2             47           27.4           19.2             43
Primary Earnings Per Share:
  Net Income                              $   1.12   $       0.88             27   $       2.19   $       1.71             28
  Average Shares Outstanding (000s)         37,930         37,440              1         37,901         37,061              2
Dividends Declared Per Share:
  Common Stock                            $   0.40   $       0.28             43   $       0.73   $       0.53             38
  Preferred Stock, Series B                      -           0.69           (100)             -           1.38           (100)
==================================================================================================================================
Key Ratios
Return on Average Assets                      1.25%          1.09%                         1.23%          1.05%
Return on Average Total Equity               15.79          13.24                         15.31          13.00
Return on Average Common Equity              15.79          13.60                         15.31          13.36
Average Equity to Average Assets              7.90           8.22                          8.05           8.10
Net Interest Margin                           4.76           4.73                          4.77           4.71
At June 30
Equity to Assets                                                                           7.71%          8.05%
Risk Adjusted Capital Ratios:
  Tier I                                                                                    9.3           10.5
  Total                                                                                    12.0           13.6
Book Value Per Share                                                               $      29.29   $      27.04
===================================================================================================================================

Table 2      Analysis Of Primary Earnings Per Share

                                                                                  2nd Qtr. 1994                 2nd Qtr. 1994
                                                                                       vs.                           vs.
                                                                                  2nd Qtr. 1993                 1st Qtr. 1994
                                                                                  -------------                 -------------
Earnings Per Share - prior period                                                 $         .88                 $        1.07
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest income                                                                            0.39                          0.19
Interest expense                                                                          (0.13)                        (0.12)
Provision for loan losses                                                                 (0.10)                         0.02
Securities gains or losses                                                                (0.03)                         0.03
Other noninterest income                                                                   0.12                          0.05
Foreclosed properties expense                                                              0.31                         (0.01)
Other noninterest expense                                                                 (0.32)                        (0.10)
Income taxes                                                                              (0.01)                        (0.01)
Preferred dividends                                                                        0.02                             -
Increased shares outstanding                                                              (0.01)                            -
- - ------------------------------------------------------------------------------------------------------------------------------------
Net increase                                                                               0.24                          0.05
- - ------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - current period                                               $        1.12                 $        1.12
====================================================================================================================================

                                      20

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis/1/

Dollars in thousands

                 2nd Qtr.                1st Qtr.
- - ------------------------------------      Average
      Average Balance      Increase       Balance
      1994         1993   (Decrease)         1994
- - ----------   ----------   ----------   ----------
         $            $            %            $
 2,564,103    2,480,790            3    2,476,846         Commercial loans
   217,577      268,852          (19)     224,653         Tax-exempt loans
 1,700,077    1,415,055           20    1,625,825         Instalment loans
 1,075,560      652,415           65      966,242         Bank card loans
 2,464,921    1,730,574           42    2,050,782         Real estate loans
   225,441      229,252           (2)     220,881         Construction loans
       379           42          200+         387         Foreign loans
- - ----------------------------------------------------------------------------------------------------
 8,248,058    6,776,980           22    7,565,616           Total loans - net of unearned income/2/
- - ----------------------------------------------------------------------------------------------------
   953,249    1,793,327          (47)     528,507         Securities held to maturity
- - ----------------------------------------------------------------------------------------------------
 2,129,177    1,527,754           39    2,948,914         Securities available for sale
- - ----------------------------------------------------------------------------------------------------
   680,182      693,698           (2)     468,907         Money market investments
- - ----------------------------------------------------------------------------------------------------
   308,872      297,276            4      467,598         Mortgage loans held for sale
- - ----------------------------------------------------------------------------------------------------
12,319,538   11,089,035           11   11,979,542           Total earning assets
====================================================================================================
 1,893,459    1,590,811           19    1,817,810         Interest checking deposits
 2,409,660    2,288,838            5    2,301,992         Money market deposit accounts
 1,446,340    1,064,632           36    1,316,111         Regular savings deposits
   690,701      579,141           19      582,295         Money market certificates
 2,572,655    2,130,438           21    2,303,715         Other domestic time deposits
- - ----------------------------------------------------------------------------------------------------
 9,012,815    7,653,860           18    8,321,923           Total interest-bearing core deposits
- - ----------------------------------------------------------------------------------------------------
 1,061,155    1,385,117          (23)   1,474,084         Purchased liabilities
   220,094      236,872           (7)     203,376         Long-term debt
- - ----------------------------------------------------------------------------------------------------
10,294,064    9,275,849           11    9,999,383           Total interest-bearing liabilities
 2,025,474    1,813,186           12    1,980,159         Other sources - net
- - ----------------------------------------------------------------------------------------------------
12,319,538   11,089,035           11   11,979,542           Total sources of funds
- - ----------------------------------------------------------------------------------------------------
                                                          Net Interest Income
====================================================================================================

/1/Tax-equivalent basis
/2/Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis
/3/Includes tax-equivalent loan fees of $2.1 million and $2.3 million for the second quarter of 1994 and 1993, respectively, and $2.2 million for the first quarter of 1994

                   2nd Qtr.
- - ----------------------------------------------
                          1994 vs. 1993                     2nd Qtr. 1994 vs. 1st Qtr. 1994
                   ---------------------------   1st Qtr.   -------------------------------
Income Expense/3/             Change due to/4/   Income/                Change due to/4/
- - -----------------  Increase  -----------------   Expense/3/ Increase   -----------------
   1994      1993 (Decrease)  Rate/5/   Volume      1994   (Decrease)   Rate/5/   Volume
- - -------    ------ ---------- -------    ------   --------  ----------  --------   ------
      $         $         $        $         $          $          $          $        $
 48,983    46,730     2,253      688     1,565     46,222      2,761      1,138    1,623     Commercial loans
  5,084     5,730      (646)     447    (1,093)     4,771        313        463     (150)    Tax-exempt loans
 34,235    31,409     2,826   (3,480)    6,306     33,892        343     (1,201)   1,544     Instalment loans
 32,547    22,668     9,879   (4,452)   14,331     30,569      1,978     (1,454)   3,432     Bank card loans
 45,805    33,395    12,410   (1,690)   14,100     37,529      8,276        741    7,535     Real estate loans
  4,448     4,015       433      500       (67)     3,956        492        410       82     Construction loans
      3         -         3        3         -          1          2          2        -     Foreign loans
- - ------------------------------------------------------------------------------------------------------------------------------------
171,105   143,947    27,158   (3,877)   31,035    156,940     14,165         71   14,094       Total loans - net of unearned income2
- - ------------------------------------------------------------------------------------------------------------------------------------
 16,977    32,097   (15,120)     (98)  (15,022)    10,992      5,985     (2,849)   8,834     Securities held to maturity
- - ------------------------------------------------------------------------------------------------------------------------------------
 30,869    20,799    10,070    1,882     8,188     40,249     (9,380)     1,808  (11,188)    Securities available for sale
- - ------------------------------------------------------------------------------------------------------------------------------------
  6,706     6,060       646      764      (118)     4,126      2,580        721    1,859     Money market investments
- - ------------------------------------------------------------------------------------------------------------------------------------
  5,453     5,247       206        1       205      7,424     (1,971)       549   (2,520)    Mortgage loans held for sale
- - ------------------------------------------------------------------------------------------------------------------------------------
231,110   208,150    22,960      (26)   22,986    219,731     11,379      5,162    6,217       Total earning assets
====================================================================================================================================
 10,405     9,533       872     (942)    1,814      9,741        664        259      405     Interest checking deposits
 15,622    14,965       657     (133)      790     13,749      1,873      1,230      643     Money market deposit accounts
  9,393     7,794     1,599   (1,195)    2,794      8,321      1,072        249      823     Regular savings deposits
  5,499     4,544       955       80       875      4,297      1,202        402      800     Money market certificates
 27,907    24,322     3,585   (1,313)    4,898     24,908      2,999         66    2,933     Other domestic time deposits
- - ------------------------------------------------------------------------------------------------------------------------------------
 68,826    61,158     7,668   (3,245)   10,913     61,016      7,810      2,724    5,086       Total interest-bearing core deposits
- - ------------------------------------------------------------------------------------------------------------------------------------
  9,952    10,347      (395)   2,046    (2,441)    11,098     (1,146)     1,964   (3,110)    Purchased liabilities
  4,665     4,618        47      374      (327)     4,250        415         66      349     Long-term debt
- - ------------------------------------------------------------------------------------------------------------------------------------
 83,443    76,123     7,320   (1,079)    8,399     76,364      7,079      4,821    2,258       Total interest-bearing liabilities
                                                                                             Other sources - net
- - ------------------------------------------------------------------------------------------------------------------------------------
 83,443    76,123     7,320   (1,171)    8,491     76,364      7,079      4,905    2,174       Total sources of funds
- - ------------------------------------------------------------------------------------------------------------------------------------
147,667   132,027    15,640    1,145    14,495    143,367      4,300        257    4,043     Net Interest Income
====================================================================================================================================

/4/Variances are computed on a line-by-line basis and are non-additive /5/Variances caused by the change in rate times the change in balance are allocated to rate

Table 4    Loans To Real Estate Developers And Investors (REDI)



In millions                                            June 30,
                                             ---------------------------     March 31,    December 31,
                                                     1994           1993          1994            1993
Commercial - developer lines                 $       87.5   $       89.7   $       81.5   $      101.1
Tax-exempt:
  Construction                                        0.2            0.2            0.2            0.2
  Income property mortgage                           75.7           88.5           77.9           82.0
Real estate mortgage - income property              784.8          821.9          811.2          769.0
Construction                                        200.6          209.4          194.7          191.0
- - ------------------------------------------------------------------------------------------------------
  Total REDI loans                           $    1,148.8   $    1,209.7   $    1,165.5   $    1,143.3
======================================================================================================

Table 5    Loans To Real Estate Developers And Investors-
Geographic Distribution And Property Type

June 30, 1994
                                                                   Region
                                         Total       Greater
In millions                        Corporation    Washington       Eastern       Western       Capital
                                   -----------   -----------   -----------   -----------   -----------
Land acquisition and development   $     127.1   $      74.2   $      41.4   $       4.5   $       7.0
Residential developments                 258.6         123.8          85.3          40.1           9.4
Commercial projects:
  Office buildings                       159.0          98.7          30.5          13.4          16.4
  Retail stores and malls                200.3         148.8          36.3           7.7           7.5
  Hotels and motels                       95.9          46.9          34.6          14.4             -
  Industrial buildings                   153.1         107.4          17.3           4.8          23.6
- - ------------------------------------------------------------------------------------------------------
    Total commercial projects            608.3         401.8         118.7          40.3          47.5
- - ------------------------------------------------------------------------------------------------------
Special use                               62.4          26.3          12.8          21.2           2.1
Other                                     92.4          71.6          13.1           1.8           5.9
- - ------------------------------------------------------------------------------------------------------
  Total REDI loans                 $   1,148.8   $     697.7   $     271.3   $     107.9   $      71.9
======================================================================================================

Table 6    Real Estate Loans

In millions                                              June 30,
                                             ---------------------------      March 31,   December 31,
                                                     1994           1993           1994           1993
                                             ------------   ------------   ------------   ------------
Residential                                  $    1,743.0   $    1,103.0   $    1,643.0   $      944.9
Income property                                     784.8          821.9          811.2          769.0
- - ------------------------------------------------------------------------------------------------------
  Total real estate loans                    $    2,527.8   $    1,924.9   $    2,454.2   $    1,713.9
======================================================================================================

                                      23

Table 7    Allowance For Loan Losses

Dollars in thousands                              Second Quarter                                 Six Months Ended June 30,
                                        ---------------------------------               ----------------------------------
                                            1994                     1993                    1994                     1993
Beginning balance                       $226,577                 $202,979                $210,958                 $205,017
- - --------------------------------------------------------------------------------------------------------------------------
Allowance from acquisitions - net             79                   22,000                  15,708                   22,000
- - ---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                  8,850                    3,006                  18,882                   21,506
- - ---------------------------------------------------------------------------------------------------------------------------
Net charge-offs
 (recoveries):
  Commercial                               2,345                    6,113                   3,222                   12,579
  Instalment                               1,016                      935                   1,636                    2,347
  Bank card                                5,709                    4,202                  10,282                    8,324
  Real estate                               (282)                   1,789                   4,536                    8,453
  Construction                                76                    1,968                    (768)                   3,866
  Foreign                                    (24)                      (3)                    (26)                     (27)
- - ---------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs                  8,840                   15,004                  18,882                   35,542
- - ---------------------------------------------------------------------------------------------------------------------------
Balance, June 30                        $226,666                 $212,981                $226,666                 $212,981
===========================================================================================================================
Allowance for loan losses
 to period-end loans                        2.64%                    2.95%                   2.64%                   2.95%
Annualized net charge-offs
 to average loans                           0.43                     0.89                    0.48                    1.08
===========================================================================================================================

Table 8    Nonperforming Assets And Past Due Loans

Dollars in thousands                                                   June 30,
                                                       ----------------------------------------               December 31,
Nonaccrual loans:                                             1994                         1993                       1993
Commercial                                             $     34,698               $     70,573                $     37,788
  Instalment                                                  1,162                      1,418                         902
  Real estate                                                35,619                     32,525                      33,548
  Construction                                                5,921                     13,013                       5,843
- - ---------------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                   77,400                    117,529                      78,081
Restructured loans                                            -                            238                       1,733
- - ---------------------------------------------------------------------------------------------------------------------------
    Total nonperforming
     loans                                                   77,400                    117,767                      79,814
Foreclosed properties - net                                  25,000                     45,033                      16,951
- - ---------------------------------------------------------------------------------------------------------------------------
    Total nonperforming
     assets                                            $    102,400               $    162,800                $     96,765
===========================================================================================================================
Past due loans:
  Commercial                                           $      4,170               $      3,795                $      2,089
  Instalment:
    Student                                                   6,533                      8,145                       7,879
    Other                                                     2,905                      1,052                       1,049
  Bank card                                                   6,850                      5,926                       6,216
  Real estate                                                12,698                      5,040                       7,758
  Construction                                                  140                         61                         197
- - ---------------------------------------------------------------------------------------------------------------------------
    Total past due loans                               $     33,296               $     24,019                $     25,188
===========================================================================================================================
Nonperforming assets to:
  Loans and foreclosed
   properties - net                                            1.19%                      2.24%                       1.32%
  Total assets                                                 0.71                       1.23                        0.73
Allowance for loan losses
 to:
  Nonperforming assets                                          221                        131                         218
  Nonperforming loans                                           293                        181                         264
Allowance for loan losses
 plus shareholders' equity to
  nonperforming assets                                        13.00x                      7.86x                      13.16x
===========================================================================================================================

Table 9    Nonperforming Loans - Quarterly Activity


                                                   Three Months Ended
                                     -----------------------------------------------
In millions                                 1994                    1993
                                     -----------------   ---------------------------
                                     June 30   Mar. 31   Dec. 31   Sep. 30   June 30
                                     -------   -------   -------   -------   -------
Beginning balance                    $  89.5   $  79.8   $ 100.1   $ 117.8   $ 118.9
- - ------------------------------------------------------------------------------------
Acquisition additions                    4.0       8.1       -         -         9.5
Other additions                         19.2      27.4      24.7      11.7      23.4
Payments, sales and reductions         (22.1)    (15.0)    (22.8)    (15.8)    (10.8)
Charge-offs                             (6.6)     (7.1)     (7.6)     (9.5)    (10.3)
Reinstatements to accrual status        (4.1)     (2.7)    (10.3)     (2.8)     (9.4)
Transfers to foreclosed properties      (2.5)     (1.0)     (4.3)     (1.3)     (3.5)
- - ------------------------------------------------------------------------------------
Net increase (decrease)                (12.1)      9.7     (20.3)    (17.7)     (1.1)
- - ------------------------------------------------------------------------------------
Ending balance                       $  77.4   $  89.5   $  79.8   $ 100.1   $ 117.8
====================================================================================

Table 10    Foreclosed Properties - Quarterly Activity

                                            Three Months Ended
                              -----------------------------------------------
In millions                          1994                    1993
                              -----------------   ---------------------------
                              June 30   Mar. 31   Dec. 31   Sep. 30   June 30
                              -------   -------   -------   -------   -------
Beginning balance             $  24.5   $  17.0   $  34.7   $  45.0   $  75.0
- - -----------------------------------------------------------------------------
Acquisition additions - net       6.1      15.8       -         -         8.9
Additions                         2.7       3.8       4.3       3.4       7.7
Market write-downs               (0.2)      -        (4.9)     (1.5)     (2.8)
Reductions                       (8.1)    (13.4)    (18.2)    (12.2)    (36.3)
Provision for losses              -         1.3       1.1       -        (7.5)
- - -----------------------------------------------------------------------------
  Net increase (decrease)         0.5       7.5     (17.7)    (10.3)    (30.0)
- - -----------------------------------------------------------------------------
Ending balance                $  25.0   $  24.5   $  17.0   $  34.7   $  45.0
=============================================================================

Table 11    Summary Of Noninterest Income And Expense

In thousands                                                                                                Six Months Ended
                                                     Second Quarter                    First                    June 30,
                                             ---------------------------             Quarter          ---------------------------
Noninterest Income                               1994               1993               1994               1994               1993
Trust and investment advisory                $ 14,441           $ 14,545           $ 15,003           $ 29,444           $ 29,267
Service charges on deposit accounts            21,116             19,882             20,779             41,895             39,740
Bank card-related                               9,247              6,560              7,728             16,975             12,189
Trading account activities                        302              1,486                 94                395              2,753
Mortgage servicing                              5,102              3,838              4,800              9,902              7,616
Mortgage origination - net                      1,921              5,304              4,046              5,968              8,289
Gain on sale of mortgage servicing rights       6,230                  -              3,102              9,332              2,300
Commissions on letters of credit                1,352              1,139              1,398              2,750              2,452
Miscellaneous                                   8,481              8,610              8,223             16,704             16,017
Securities gains (losses)                         (49)             1,511             (1,718)            (1,767)             2,622
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                   $ 68,143           $ 62,875           $ 63,455           $131,598           $123,245
=================================================================================================================================
Noninterest Expense
Salaries                                     $ 60,735           $ 53,363           $ 59,190           $119,925           $104,289
Benefits                                       15,257             10,860             15,607             30,864             23,192
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total personnel costs                        75,992             64,223             74,797            150,789            127,481
Occupancy - net                                10,061              9,421             10,794             20,855             18,387
Equipment                                       6,069              6,132              5,928             11,997             12,196
Communications                                  6,086              5,060              6,011             12,097             10,050
Stationery, printing and supplies               2,251              1,829              1,844              4,095              3,429
Professional fees and services                  3,318              2,972              2,489              5,807              6,934
Loan expense                                    2,876              3,268              2,748              5,624              5,778
FDIC premiums                                   6,402              6,154              5,885             12,287             12,138
Advertising and marketing                       4,623              3,534              3,858              8,481              6,732
Transportation                                  1,451              1,310              1,428              2,879              2,633
Outside data services                           4,729              3,373              4,460              9,189              6,609
Amortization of purchased intangibles           5,092              5,810              4,829              9,921              9,034
Miscellaneous                                  10,899              8,248              8,930             19,829             14,880
- - ---------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                    139,849            121,334            134,001            273,850            236,281
Foreclosed properties                             884             19,213                  9                893             27,350
- - ---------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                  $140,733           $140,547           $134,010           $274,743           $263,631
=================================================================================================================================

Table 12    Debt Ratings
(as of July 25, 1994)

                                                    Standard      Thomson
Security                                 Moody's    & Poor's    Bankwatch
8 1/4% Subordinated Notes due 2002          Baa1         BBB         BBB+
8 5/8% Subordinated Notes due 1998          Baa1         BBB         BBB+
Commercial Paper                             P-2   Not rated        TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                   A2          A-    Not rated
  Short-Term                                 P-1         A-2        TBW-1
=========================================================================

Table 13    Interest Sensitivity Analysis

June 30, 1994
In millions                                                Maturity/Rate Sensitivity
                               --------------------------------------------------------------------------
                                   within               2-3             4-6            7-12          over
Uses of Funds                   one month            months          months          months      one year          Total
Loans:
  Commercial                    $ 1,974.2         $    40.3      $     58.4      $    58.7      $   606.0      $ 2,737.6
  Tax-exempt                        164.1               0.8             2.9            3.9           44.8          216.5
  Instalment                        802.1              71.5            99.8          169.6          577.9        1,720.9
  Bank card                         145.7              29.6            25.5           16.5          936.7        1,154.0
  Real estate                       570.3             197.1           304.8          416.1        1,039.5        2,527.8
  Foreign                             0.8                 -               -              -              -            0.8
  Construction                      188.7               3.8            14.5            1.8            22.5         231.3
Securities held to maturity           8.3              35.0            44.1           96.8           811.8         996.0
Securities available for sale       220.0              98.0           153.8          159.2         1,362.9       1,993.9
Money market investments          1,239.0               0.1             4.9              -               -       1,244.0
Mortgage loans held for sale        275.5                 -               -              -               -         275.5
- - ------------------------------------------------------------------------------------------------------------------------
Total earning assets              5,588.7             476.2           708.7          922.6         5,402.1      13,098.3
Interest sensitivity hedges
 on assets                         (448.4)         (1,079.1)           21.6          466.5         1,039.4             -
- - ------------------------------------------------------------------------------------------------------------------------
  Total uses                    $ 5,140.3         $  (602.9)     $    730.3      $ 1,389.1      $  6,441.5     $13,098.3
========================================================================================================================
Sources of funds
Interest checking deposits      $ 1,866.4         $       -      $       -       $       -      $        -     $ 1,866.4
Money market deposit accounts     2,366.2                 -              -               -               -       2,366.2
Regular savings deposits          1,508.5                 -              -               -               -       1,508.5
Money market certificates and
  other domestic time
   deposits                         352.5             462.2          573.2           945.4           988.4       3,321.7
Certificates of deposit
 $100,000
   and over                          26.4              13.4           12.2             6.2             7.0          65.2
Short-term borrowings             1,326.9               0.1              -               -               -       1,327.0
Long-term debt                        0.1               0.4            0.6             1.2           220.1         222.4
- - ------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                    7,447.0             476.1          586.0           952.8         1,215.5      10,677.4
Other sources - net                     -                 -              -               -         2,420.9       2,420.9
Interest sensitivity hedges
 on liabilities                      25.0              (5.0)         (20.0)              -               -             -
- - ------------------------------------------------------------------------------------------------------------------------
  Total sources                 $ 7,472.0         $   471.1      $   566.0       $   952.8      $  3,636.4     $13,098.3
========================================================================================================================
Cumulative maturity/rate
  sensitivity gap               $(2,331.7)        $(3,405.7)     $(3,241.4)      $(2,805.1)     $        -     $       -
=========================================================================================================================
Adjustments
Beta adjustments:
  Interest checking (beta
   factor .21)                  $ 1,474.5
  Money market accounts
    (beta factor .57)             1,017.5
  Regular savings (beta
   factor .13)                    1,312.4
Demand deposit sensitivity       (1,286.3)
Cumulative adjusted maturity/
 rate
  sensitivty gap                $   186.4         $  (887.6)     $  (723.3)      $  (287.0)     $        -     $       -
=========================================================================================================================

Table 14    Selected Quarterly Financial Information



Dollars in thousands, except per share data
                                                2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.
Results of operations:                             1994       1994       1993       1993       1993
Net interest income/1/                         $147,667   $143,367   $140,845   $138,719   $132,027
Provision for loan losses                         8,850     10,032     13,500     13,769      3,006
- - ----------------------------------------------------------------------------------------------------
Net credit income                               138,817    133,335    127,345    124,950    129,021
Securities gains (losses)                           (49)    (1,718)         -       (385)     1,511
Other noninterest income                         68,192     65,173     63,666     61,739     61,364
- - ----------------------------------------------------------------------------------------------------
Net credit and noninterest income               206,960    196,790    191,011    186,304    191,896
Noninterest expense                             140,733    134,010    130,243    129,148    140,547
- - ----------------------------------------------------------------------------------------------------
Income before taxes                              66,227     62,780     60,768     57,156     51,349
- - ----------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                         2,738      2,701      2,886      3,073      3,222
Book tax expense                                 20,881     19,597     19,148     16,930     14,417
- - ----------------------------------------------------------------------------------------------------
    Income tax expense                           23,619     22,298     22,034     20,003     17,639
- - ----------------------------------------------------------------------------------------------------
Net Income                                       42,608     40,482     38,734     37,153     33,710
Preferred dividend requirements                       -          -        365        618        619
- - ----------------------------------------------------------------------------------------------------
Income applicable to common shares             $ 42,608   $ 40,482   $ 38,369   $ 36,535   $ 33,091
====================================================================================================
Earnings per share:
Primary:
  Net income                                   $   1.12   $   1.07   $   1.01   $   0.96   $   0.88
  Average shares outstanding (000s)              37,930     37,835     38,063     38,154     37,440
Fully diluted:
  Net income                                   $   1.12   $   1.07   $   1.00   $   0.96   $   0.88
  Average shares outstanding (000s)              37,931     37,849     38,088     38,174     37,479
Dividends declared per common share            $   0.40   $   0.33   $   0.33   $   0.28   $   0.28
====================================================================================================
Selected ratios and other data:
Return on average assets                           1.25%      1.22%      1.20%      1.15%      1.09%
Return on average total equity                    15.79      14.83      14.19      13.84      13.24
Return on average common equity                   15.79      14.83      14.60      14.20      13.60
Net interest margin/1/                             4.76       4.78       4.77       4.77       4.73
Net charge-offs as % of average loans              0.43       0.53       0.87       0.78       0.89
Allowance as % of period-end loans                 2.64       2.75       2.89       3.02       2.95
Overhead ratio                                    65.21      64.79      63.69      64.55      72.11
Average total equity to assets                     7.90       8.20       8.45       8.34       8.22
Equity leverage                                   12.66x     12.19x     11.84x     11.99x     12.17x
Full-time equivalent employees (period end)       6,868      6,733      6,279      6,179      6,180
====================================================================================================

/1/Tax-equivalent basis

Table 15    Consolidated Average Balances/Net Interest Income/Rates /1/

                                                          Three Months Ended June 30,
                                     ---------------------------------------------------------------------------
                                                  1994                                  1993
                                     ------------------------------------   ------------------------------------
Dollars in thousands                                Income/      Yield/                   Income/       Yield/
                                       Balance      Expense        Rate      Balance      Expense        Rate
                                     ----------   ----------   ----------   ----------   ----------   ----------
Assets                                        $            $            %            $            $            %
Securities held to maturity/2/          953,249       16,977         7.02    1,793,327       32,097         7.15
Securities available for sale/2/      2,129,177       30,869         5.82    1,527,754       20,799         5.45
Money market investments/2/             680,182        6,706         3.95      693,698        6,060         3.50
Mortgage loans held for sale/2/         308,872        5,453         7.06      297,276        5,247         7.06
- - -----------------------------------------------------------------------------------------------------------------
Commercial loans                      2,564,103       48,983         7.58    2,480,790       46,730         7.54
Tax-exempt loans                        217,577        5,084         9.37      268,852        5,730         8.55
Instalment loans                      1,700,077       34,235         8.16    1,415,055       31,409         8.86
Bank card loans                       1,075,560       32,547        11.91      652,415       22,668        13.63
Real estate loans                     2,464,921       45,805         7.43    1,730,574       33,395         7.70
Construction loans                      225,441        4,448         7.90      229,252        4,015         7.02
Foreign loans                               379            3         2.96           42            -            -
- - -----------------------------------------------------------------------------------------------------------------
  Total loans-net of unearned/2,3/    8,248,058      171,105         8.27    6,776,980      143,947         8.47
Allowance for loan losses              (230,687)                              (218,584)
- - -----------------------------------------------------------------------------------------------------------------
    Loans - net                       8,017,371                              6,558,396
Cash and due from banks                 713,487                                692,274
Premises and equipment - net            319,630                                290,889
Customers' liability on
 acceptances                              9,651                                 17,527
Intangible assets - net                 147,382                                 92,668
Foreclosed properties - net              23,480                                 64,077
Other assets                            362,053                                367,727
- - -----------------------------------------------------------------------------------------------------------------
  Total Assets                       13,664,534                             12,395,613
                                     ==========                             ==========
Total Earning Assets                 12,319,538      231,110         7.48   11,089,035      208,150         7.49
                                     ==========      =======         ====   ==========      =======         ====
Liabilities And Shareholders'
 Equity
Interest checking deposits            1,893,459       10,405         2.20    1,590,811        9,533         2.40
Money market deposit accounts         2,409,660       15,622         2.60    2,288,838       14,965         2.62
Regular savings deposits              1,446,340        9,393         2.60    1,064,632        7,794         2.94
Money market certificates               690,701        5,498         3.25      579,141        4,544         3.16
Other domestic time deposits          2,572,655       27,908         4.40    2,130,438       24,322         4.62
Certificates of deposit $100,000
 and over                                52,594          572         4.37       43,635          496         4.56
Deposits in foreign offices                   -            -            -        2,697           18         2.78
- - -----------------------------------------------------------------------------------------------------------------
  Total savings and time deposit/2/   9,065,409       69,398         3.10    7,700,192       61,672         3.22
Demand deposits                       2,075,899                              1,900,146
- - -----------------------------------------------------------------------------------------------------------------
  Total deposits                     11,141,308                              9,600,338
Short-term borrowings/2/              1,008,561        9,380         3.74    1,338,785        9,833         2.97
Long-term debt/2/                       220,094        4,665         8.48      236,872        4,618         7.80
Liability on acceptances                  9,423                                 17,527
Other liabilities                       205,990                                183,736
- - -----------------------------------------------------------------------------------------------------------------
    Total liabilities                12,585,376                             11,377,258
- - -----------------------------------------------------------------------------------------------------------------
Preferred stock                               -                                 45,000
Common shareholders' equity           1,079,158                                973,355
- - -----------------------------------------------------------------------------------------------------------------
    Total shareholders' equity        1,079,158                              1,018,355
- - -----------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity               13,664,534                             12,395,613
                                     ==========                             ==========
Total interest-bearing liabilities   10,294,064       83,443         3.26    9,275,849       76,123         3.30
Other sources-net                     2,025,474                              1,813,186
- - -----------------------------------------------------------------------------------------------------------------
Total Sources of Funds               12,319,538       83,443         2.72   11,089,035       76,123         2.76
                                     ==========       ======         ====   ==========       ======         ====
Net Interest Spread                                                  4.22                                   4.19
Net Interest Income/Margin                           147,667         4.76                   132,027         4.73
=================================================================================================================

/1/ Income and yields on a tax-equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.

                                                   Three Months Ended March 31,           Six Months Ended June 30,
                                                             1994                                   1994
                                               ------------------------------------     ------------------------------------
Dollars in thousands                                            Income/      Yield/                       Income      Yield/
                                                  Balance       Expense        Rate        Balance       Expense        Rate
                                               ----------      --------      ------     ----------      --------      ------
Assets                                                  $             $           %              $             $           %
Securities held to maturity/2/                    528,507        10,992        8.32        742,051        27,969        7.49
Securities available for sale/2/                2,948,914        40,249        5.54      2,536,781        71,118        5.65
Money market investments/2/                       468,907         4,126        3.57        575,128        10,832        3.80
Mortgage loans held for sale/2/                   467,598         7,424        6.35        387,797        12,877        6.64
- - ----------------------------------------------------------------------------------------------------------------------------
Commercial loans                                2,476,846        46,222        7.55      2,520,716        95,205        7.58
Tax-exempt loans                                  224,653         4,771        8.61        221,095         9,854        8.99
Instalment loans                                1,625,825        33,892        8.34      1,663,155        68,127        8.23
Bank card loans                                   966,242        30,569       12.58      1,021,203        63,116       12.27
Real estate loans                               2,050,782        37,529        7.33      2,258,996        83,335        7.38
Construction loans                                220,881         3,956        7.26        223,174         8,404        7.59
Foreign loans                                         387             1        0.82            383             4        1.89
- - ----------------------------------------------------------------------------------------------------------------------------
  Total loans-net of unearned/2,3/              7,565,616       156,940        8.32      7,908,722       328,045        8.30
Allowance for loan losses                        (218,583)                                (224,668)
- - ----------------------------------------------------------------------------------------------------------------------------
    Loans - net                                 7,347,033                                7,684,054
Cash and due from banks                           718,741                                  716,099
Premises and equipment - net                      308,012                                  313,853
Customers' liability on acceptances                13,839                                   11,734
Intangible assets - net                           106,165                                  126,888
Foreclosed properties - net                        23,792                                   23,635
Other assets                                      377,732                                  369,849
- - ----------------------------------------------------------------------------------------------------------------------------
  Total Assets                                 13,309,240                               13,487,869
                                               ==========                               ==========
Total Earning Assets                           11,979,542       219,731        7.37     12,150,479       450,841        7.43
                                               ==========       =======        ====     ==========       =======        ====
Liabilities And Shareholders' Equity
Interest checking deposits                      1,817,810         9,741        2.17      1,855,844        20,146        2.19
Money market deposit accounts                   2,301,992        13,749        2.42      2,356,124        29,371        2.51
Regular savings deposits                        1,316,111         8,321        2.56      1,381,585        17,714        2.59
Money market certificates                         582,295         4,297        3.02        636,797         9,794        3.14
Other domestic time deposits                    2,303,715        24,908        4.42      2,438,928        52,815        4.41
Certificates of deposit $100,000 and over          46,949           474        4.10         49,787         1,048        4.24
Deposits in foreign offices                         1,427            11        3.08            710            11        3.08
- - ----------------------------------------------------------------------------------------------------------------------------
  Total savings and time deposit/2/             8,370,299        61,501        2.99      8,719,775       130,899        3.04
Demand deposits                                 2,014,697                                2,045,467
- - ----------------------------------------------------------------------------------------------------------------------------
  Total deposits                               10,384,996                               10,765,242
Short-term borrowings/2/                        1,425,708        10,613        3.02      1,215,982        19,993        3.32
Long-term debt/2/                                 203,376         4,250        8.36        211,781         8,915        8.42
Liability on acceptances                           13,839                                   11,619
Other liabilities                                 189,609                                  197,845
- - ----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                          12,217,528                               12,402,469
- - ----------------------------------------------------------------------------------------------------------------------------
Preferred stock                                         -                                        -
Common shareholders' equity                     1,091,712                                1,085,400
- - ----------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                  1,091,712                                1,085,400
- - ----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity                         13,309,240                               13,487,869
                                               ==========                               ==========
Total interest-bearing liabilities              9,999,383        76,364        3.10     10,147,538       159,807        3.18
Other sources-net                               1,980,159                                2,002,941
- - ----------------------------------------------------------------------------------------------------------------------------
Total Sources of Funds                         11,979,542        76,364        2.59     12,150,479       159,807        2.66
                                               ==========        ======        ====     ==========       =======        ====
Net Interest Spread                                                            4.27                                     4.25
Net Interest Income/Margin                                      143,367        4.78                      291,034        4.77
============================================================================================================================




                                                     Six Months Ended June 30,
                                                ------------------------------------
                                                               1993
                                                ----------------------------------
Dollars in thousands                                           Income/       Yield
                                                   Balance     Expense        Rate
                                                ----------     -------      ------
Assets                                                   $           $           %
Securities held to maturity/2/                   1,715,384      62,771        7.32
Securities available for sale/2/                 1,487,112      40,508        5.45
Money market investments/2/                        910,222      15,362        3.40
Mortgage loans held for sale/2/                    283,945      10,314        7.26
- - ----------------------------------------------------------------------------------
Commercial loans                                 2,488,368      94,744        7.67
Tax-exempt loans                                   275,235      11,696        8.57
Instalment loans                                 1,391,872      63,049        9.06
Bank card loans                                    599,480      42,990       14.25
Real estate loans                                1,624,920      64,607        7.96
Construction loans                                 219,645       7,639        7.01
Foreign loans                                           35          14           -
- - ----------------------------------------------------------------------------------
  Total loans-net of unearned/2,3/               6,599,555     284,739        8.65
Allowance for loan losses                         (214,173)
- - ----------------------------------------------------------------------------------
    Loans - net                                  6,385,382
Cash and due from banks                            667,726
Premises and equipment - net                       286,133
Customers' liability on acceptances                 18,382
Intangible assets - net                             87,221
Foreclosed properties - net                         70,903
Other assets                                       353,023
- - ----------------------------------------------------------------------------------
  Total Assets                                  12,265,433
                                                ==========
Total Earning Assets                            10,996,218     413,694        7.54
                                                ==========     ========       ====
Liabilities And Shareholders' Equity
Interest checking deposits                       1,558,809      18,806        2.43
Money market deposit accounts                    2,271,164      29,954        2.66
Regular savings deposits                         1,003,563      14,651        2.94
Money market certificates                          580,337       9,535        3.32
Other domestic time deposits                     2,111,816      48,716        4.68
Certificates of deposit $100,000 and over           45,073       1,052        4.71
Deposits in foreign offices                          2,529          35        2.81
- - ----------------------------------------------------------------------------------
  Total savings and time deposit/2/              7,573,291     122,749        3.28
Demand deposits                                  1,831,269
- - ----------------------------------------------------------------------------------
  Total deposits                                 9,404,560
Short-term borrowings/2/                         1,458,625      21,889        3.03
Long-term debt/2/                                  223,654       9,008        8.06
Liability on acceptances                            18,382
Other liabilities                                  166,421
- - ----------------------------------------------------------------------------------
    Total liabilities                           11,271,642
- - ----------------------------------------------------------------------------------
Preferred stock                                     45,000
Common shareholders' equity                        948,791
- - ----------------------------------------------------------------------------------
    Total shareholders' equity                     993,791
- - ----------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity                          12,265,433
                                                ==========
Total interest-bearing liabilities               9,255,570     153,646        3.35
Other sources-net                                1,740,648
- - ----------------------------------------------------------------------------------
Total Sources of Funds                          10,996,218     153,646        2.83
                                                ==========     =======        ====
Net Interest Spread                                                           4.19
Net Interest Income/Margin                                     260,048        4.71
==================================================================================

/2/ Indicates earning asset or interest-bearing liability.
/3/ Nonaccrual loans are included in the average loan balances and income on such loans is recognized on the cash basis.

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Shareholders of Crestar Financial Corporation was held on April 22, 1994 for the purpose of electing seven members of the Board of Directors and ratifying the appointment of independent auditors for the year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to the recommendations of the Board of Directors on the matters voted on.

Six Class I directors and one Class II director were elected for three-year and one-year terms as follows:

                             Shares Voted   Shares Voted
                                "For"        "Withheld"
Director
Class I - three-year term:
J. Carter Fox                  31,658,468       132,185
Patrick D. Giblin              31,644,193       146,460
Gene A. James                  31,655,565       135,088
H. Gordon Leggett, Jr.         31,653,749       136,904
Patrick J. Maher               31,657,790       132,863
Gordon F. Rainey, Jr.          31,653,725       136,928

Class II - one-year term:
Bonnie Guiton Hill             31,640,887       149,766

The following Class II directors' terms expire in 1995:

Frank E. McCarthy               William F. Vosbeck
G. Gilmer Minor III             James M. Wells III
Eugene P. Trani

The following Class III directors' terms expire in 1996:
Richard M. Bagley               Richard G. Tilghman
Charles R. Longsworth           L. Dudley Walker
Frank S. Royal                  Karen Hastie Williams

The appointment of KPMG Peat Marwick as the Corporation's independent auditors for 1994 was ratified as follows:


                                Shares Voted   Shares Voted   Shares Voted
                                    "For"        "Against"      "Abstain"
                                 31,453,860       124,303        212,490

There were no "broker non-votes" in connection with the annual meeting. All matters voted on were considered "routine" under New York Stock Exchange rules.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Crestar Financial Corporation
                                           ---------------------------------
                                                      Registrant


Date    August 12, 1994                      /s/ James D. Barr
    ----------------------                 ---------------------------------
                                               James D. Barr
                                               Executive Vice President,
                                               Controller and Treasurer