Form 10-Q
period 1994-09-30
CRESTAR FINANCIAL CORP
filed 1994-11-14
CIK 101880

United States Securities And Exchange Commission

                                   Washington, DC 20549

                                         Form 10-Q



                                        (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the Quarter Ended September 30, 1994

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number        1-7083


                               Crestar Financial Corporation
                  (Exact name of registrant as specified in its charter)


            Virginia                                        54-0722175
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

919 E. Main Street, P.O. Box 26665, Richmond, Virginia          23261-6665
    (Address of principal executive offices)                    (Zip Code)

                                       (804)782-5000
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at October 31, 1994
     Common Stock, $5 par value                          37,441,995

                      Crestar Financial Corporation And Subsidiaries

                                         Form 10-Q

                         For The Quarter Ended September 30, 1994

Part I.  Financial Information
         Item 1.  Financial Statements:
                                                                           Page
                  Consolidated Balance Sheets                                3

                  Consolidated Statements Of Income                          4

                  Consolidated Statements Of Cash Flows                      5

                  Consolidated Statements Of Changes In Shareholders' Equity 6

                  Notes To Consolidated Financial Statements                7-14

         Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations:

                  Financial Commentary                                     15-30

Part II.  Other Information

         Item 6.  Exhibits And Reports On Form 8-K:

There was one report on Form 8-K filed during the three months ended September 30, 1994. Financial information relating to Jefferson Savings and Loan Association, F.A. (Jefferson) was included in a Form 8-K filed on September 23, 1994. The Form 8-K was filed solely to permit incorporation by reference of the financial information into a registration statement on Form S-4, filed October 6, 1994, relating to the pending acquisition of Jefferson by Crestar Financial Corporation.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries
Dollars in thousands
                                                                                     September                 December 31,
Assets                                                                          1994             1993               1993
Cash and due from banks                                                    $   690,992      $   596,907        $   716,652
Securities held to maturity (note 2)                                           944,626        1,964,061          1,824,617
Securities available for sale (note 3)                                       1,866,204        1,671,773          1,697,000
Money market investments (note 4)                                            1,327,457          687,389            650,633
Mortgage loans held for sale                                                   334,281          434,743            591,233
Loans - net of unearned income (note 5):
  Commercial                                                                 2,708,714        2,426,268          2,608,069
  Tax-exempt                                                                   207,799          251,312            230,852
  Instalment                                                                 1,763,961        1,520,988          1,532,936
  Bank card                                                                  1,224,093          777,480            976,200
  Real estate                                                                2,520,345        1,845,299          1,713,876
  Construction                                                                 221,646          230,695            224,460
  Foreign                                                                        1,313              232                729
    Loans - net of unearned income of $1,465 and $3,610 at
      September 30, 1994 and 1993, respectively, and $2,988
      at December 31, 1993                                                   8,647,871        7,052,274          7,287,122
  Less: Allowance for loan losses (note 6)                                    (225,890)        (212,982)          (210,958)
    Loans - net                                                              8,421,981        6,839,292          7,076,164
Premises and equipment - net                                                   320,829          299,568            302,704
Customers' liability on acceptances                                              4,866           14,766             11,578
Intangible assets - net (note 7)                                               126,217          103,261             96,152
Foreclosed properties - net (notes 5 and 8)                                     23,644           34,699             16,951
Other assets                                                                   389,260          340,643            303,263
    Total Assets                                                           $14,450,357      $12,987,102        $13,286,947
Liabilities
Demand deposits                                                            $ 2,116,154      $ 2,062,467        $ 2,234,536
Interest checking deposits                                                   1,865,839        1,662,185          1,791,100
Money market deposit accounts                                                2,367,640        2,256,712          2,214,537
Regular savings deposits                                                     1,460,391        1,201,739          1,241,592
Money market certificates                                                      620,819          561,186            538,869
Other domestic time deposits                                                 2,487,926        2,145,945          2,097,448
Certificates of deposit $100,000 and over                                       67,352           43,666             45,914
Deposits in foreign offices                                                          -            1,782              1,782
  Total deposits                                                            10,986,121        9,935,682         10,165,778
Short-term borrowings (note 9)                                               1,905,049        1,506,682          1,616,743
Liability on acceptances                                                         4,866           14,766             11,578
Other liabilities                                                              218,998          244,498            239,215
Long-term debt (note 10)                                                       218,564          190,559            191,156
    Total Liabilities                                                       13,333,598       11,892,187         12,224,470
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares;
  issued and outstanding:
    Adjustable Rate Cumulative Series B, $50 stated value;
    900,000 shares at September 30, 1993                                             -           45,000                  -
Common stock, $5 par value. Authorized 100,000,000 shares;
  outstanding 37,597,723 and 37,763,565 at September 30, 1994 and 1993, respectively, and 37,515,671 shares at
  December 31, 1993                                                            187,989          188,818            187,578
Capital surplus                                                                276,424          244,978            248,896
Retained earnings                                                              683,133          616,119            626,003
Net unrealized loss on securities available for sale (note 15)                 (30,787)               -                  -
    Total Shareholders' Equity                                               1,116,759        1,094,915          1,062,477
    Total Liabilities And Shareholders' Equity                             $14,450,357      $12,987,102        $13,286,947

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                                 Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                                          1994            1993           1994            1993
Income From Earning Assets
Interest and fees on loans                                            $180,842        $146,760       $504,830        $426,925
Interest and dividends on taxable securities
  held to maturity                                                      11,937          31,426         35,924          88,433
Interest on tax-exempt securities held to maturity                       1,105           1,643          3,730           5,363
Interest and dividends on securities available for sale                 31,352          22,299        102,470          62,807
Income on money market investments                                       9,047           4,436         19,854          19,775
Interest on mortgage loans held for sale                                 5,197           6,555         18,074          16,869
  Total income from earning assets                                     239,480         213,119        684,882         620,172
Interest Expense
Interest checking deposits                                              10,544           9,628         30,690          28,434
Money market deposit accounts                                           17,966          14,631         47,337          44,585
Regular savings deposits                                                10,177           8,299         27,891          22,950
Money market certificates                                                5,265           4,262         15,060          13,797
Other domestic time deposits                                            27,836          24,667         80,651          73,383
Certificates of deposit $100,000 and over                                  733             476          1,780           1,528
Deposits in foreign offices                                                  -              13             11              48
  Total interest on deposits                                            72,521          61,976        203,420         184,725
Short-term borrowings                                                   13,197          11,011         33,190          32,900
Long-term debt                                                           4,484           4,486         13,399          13,494
  Total interest expense                                                90,202          77,473        250,009         231,119
Net Interest Income                                                    149,278         135,646        434,873         389,053
Provision for loan losses (note 6)                                       8,100          13,769         26,982          35,275
Net Credit Income                                                      141,178         121,877        407,891         353,778
Noninterest Income
Trust and investment advisory income                                    13,244          14,172         42,688          43,439
Service charges on deposit accounts                                     20,640          20,062         62,535          59,802
Bank card-related income                                                10,321           7,140         27,296          19,329
Other income                                                            21,172          20,365         66,223          59,792
Securities gains (losses)                                                   12            (385)        (1,755)          2,237
  Total noninterest income                                              65,389          61,354        196,987         184,599
Net Credit And Noninterest Income                                      206,567         183,231        604,878         538,377
Noninterest Expense
Personnel costs                                                         77,631          66,397        228,420         193,878
Occupancy expense - net                                                 11,098          10,124         31,953          28,511
Equipment expense                                                        6,370           6,232         18,367          18,428
Other expense                                                           45,005          46,395        136,107         151,962
  Total noninterest expense                                            140,104         129,148        414,847         392,779
Income Before Income Taxes                                              66,463          54,083        190,031         145,598
Income tax expense (note 11)                                            22,859          16,930         63,337          43,841
Net Income                                                              43,604          37,153        126,694         101,757
Preferred dividend requirements                                              -             618              -           1,856
Income Applicable To Common Shares                                    $ 43,604        $ 36,535       $126,694        $ 99,901
Earnings Per Share (note 12):
Primary                                                               $   1.15        $    .96       $   3.34        $   2.67
Fully diluted                                                             1.15             .96           3.34            2.67

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries

In thousands                                                                                           Nine Months Ended Sept. 30,
                                                                                                             1994            1993
Operating                      Net Income                                                              $  126,694       $ 101,757
Activities                     Adjustments to reconcile net income to net cash provided (used)
                                 by operating activities:
                                   Provisions for loan losses, foreclosed properties and
                                     other losses                                                          27,185          43,541
                                   Depreciation and amortization of premises and equipment                 24,541          23,734
                                   Securities losses (gains)                                                1,755          (2,237)
                                   Amortization of intangible assets                                       11,320          14,716
                                   Deferred income tax expense                                                664           2,712
                                   Loss (gain) on foreclosed properties                                      (856)         10,887
                                   Gain on sale of mortgage servicing rights                              (14,132)         (2,300)
                                   Net decrease (increase) in trading account                               7,538        (209,454)
                                   Net decrease (increase) in loans held for sale                         272,093         (67,508)
                                   Net decrease (increase) in accrued interest receivable,
                                     prepaid expenses and other assets                                     24,205         (36,227)
                                   Net increase (decrease) in accrued interest payable, accrued
                                     expenses and other liabilities                                       (53,152)         28,909
                                   Other, net                                                               9,238          (2,414)
                                   Net cash provided (used) by operating activities                       437,093         (93,884)
Investing                      Proceeds from maturities and calls of securities held to maturity          204,142         516,205
Activities                     Proceeds from maturities and calls of securities available for sale        385,096          52,294
                               Proceeds from sales of securities available for sale                     1,511,787         386,290
                               Purchases of securities held to maturity                                  (562,311)       (804,704)
                               Purchases of securities available for sale                                (496,360)       (528,498)
                               Net decrease (increase) in money market investments                       (642,632)        710,347
                               Principal collected on non-bank subsidiary loans                             8,942          17,885
                               Loans originated by non-bank subsidiaries                                 (192,910)        (71,436)
                               Net decrease in other loans                                                  2,998         173,579
                               Purchases of premises and equipment                                        (28,115)        (25,518)
                               Proceeds from sales of foreclosed properties                                30,623          53,029
                               Proceeds from sales of mortgage servicing rights                            24,168           3,175
                               Aquisitions of net assets of financial institutions                         23,703          26,419
                               Other, net                                                                  (7,856)         (6,844)
                                   Net cash provided by investing activities                              261,275         502,223
Financing                      Net increase (decrease) in demand, interest checking,
Activities                       money market and regular savings deposits                               (269,558)         80,232
                               Net increase (decrease) in short-term borrowings                            82,098        (143,834)
                               Net decrease in certificates of deposit                                   (477,635)       (405,994)
                               Proceeds from issuance of long-term debt                                       158               -
                               Principal payments on long-term debt                                        (5,606)        (70,695)
                               Cash dividends paid                                                        (42,496)        (31,643)
                               Common stock purchased and retired                                         (29,571)         (4,346)
                               Proceeds from the issuance of common stock                                  18,582          10,265
                                   Net cash used by financing activities                                 (724,028)       (566,015)
Cash and                       Decrease in cash and cash equivalents                                      (25,660)       (157,676)
Cash                           Cash and cash equivalents at beginning of year                             716,652         754,583
Equivalents                    Cash and cash equivalents at end of quarter                             $  690,992       $ 596,907

Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

Dollars in thousands                                                    Shareholders' Equity         Shares of Common Stock
                                                                          1994            1993           1994            1993
Balance, July 1                                                     $1,104,684      $1,066,225     37,717,023      37,720,229
Net Income                                                              43,604          37,153              -               -
Cash dividends declared on:
  Preferred stock, Series B                                                  -            (618)             -               -
  Common stock                                                         (15,092)        (10,560)             -               -
Change in valuation allowance for marketable
  equity securities                                                          -             639              -               -
Change in net unrealized loss on securities
  available for sale (note 15)                                          (9,956)              -              -               -
Value of stock options issued for acquisition of
  financial institution                                                      -             694              -               -
Common stock purchased and retired                                     (10,213)         (1,267)      (214,700)        (30,000)
Common stock issued:
  For dividend reinvestment plan                                         2,862           2,159         62,561          51,967
  Upon exercise of stock options (including tax
    benefit of $154 in 1994 and $83 in 1993)                               870             490         32,839          21,369
Balance, September 30                                               $1,116,759      $1,094,915     37,597,723      37,763,565
Balance, January 1                                                  $1,062,477      $  958,905     37,515,671      36,156,605
Net Income                                                             126,694         101,757              -               -
Cash dividends declared on:
  Preferred stock, Series B                                                  -          (1,856)             -               -
  Common stock                                                         (42,496)        (29,786)             -               -
Change in valuation allowance for marketable
  equity securities                                                          -           4,767              -               -
Cumulative effect of change in accounting
  for securities available for sale (note 15)                           32,209               -              -               -
Change in net unrealized gain on securities
  available for sale (note 15)                                         (62,996)              -              -               -
Value of stock options issued for acquisition of
  financial institution                                                      -             694              -               -
Common stock purchased and retired                                     (30,490)         (4,346)      (684,400)       (115,000)
Common stock issued:
  For acquisition of financial institutions                             12,588          54,513        264,208       1,411,343
  Upon conversion of debentures                                            113               2         12,210             216
  For dividend reinvestment plan                                         8,279           6,384        185,928         165,786
  For directors' stock compensation plan                                    78               -          1,859               -
  For thrift and profit sharing plan                                     4,993               -        115,770               -
  Upon exercise of stock options (including tax
    benefit of $1,022 in 1994 and $825 in 1993)                          5,310           3,881        186,477         144,615
Balance, September 30                                               $1,116,759      $1,094,915     37,597,723      37,763,565

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1)  General
The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed acquisitions, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1994 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1993 Annual Report and Form 10-K and in the Corporation's 1994 First Quarter and Second Quarter Form 10-Qs.

On September 16, 1994, Crestar acquired from the Resolution Trust Corporation
(RTC) approximately $17 million in deposits related to two branches of Second National Federal Savings Association, Salisbury, Maryland, located in Fairfax and Woodbridge, Virginia. In connection with this acquisition, Crestar paid a $112 thousand premium to the RTC.


(2)  Securities Held To Maturity
The amortized cost (carrying values) and approximate market values of securities held to maturity at September 30 follow:

In thousands
                                                                 1994                           1993
                                                      Amortized          Market      Amortized          Market
                                                           Cost           Value           Cost           Value
U.S. Treasury and Federal agencies                     $ 10,360        $ 10,146     $   79,309      $   79,577
Mortgage-backed obligations of Federal agencies         645,333         624,798      1,611,234       1,639,586
Other taxable securities                                219,877         211,581        159,359         160,728
States and political subdivisions                        69,056          69,276         90,465          93,749
Common and preferred stocks                                   -               -         23,694          23,694
Total securities held to maturity                      $944,626        $915,801     $1,964,061      $1,997,334

(3)  Securities Available For Sale
The amortized cost and approximate market values of securities available for sale at September 30 follow:

In thousands                                                                    1994                            1993
                                                                     Amortized          Market      Amortized          Market
                                                                          Cost           Value           Cost           Value
U.S. Treasury and Federal agencies                                  $  999,647      $  978,776     $1,455,276      $1,497,804
Mortgage-backed obligations of Federal agencies                        704,834         680,160         36,453          36,486
Other mortgage-backed obligations                                      152,666         149,834        180,044         181,248
Other taxable securities                                                 5,622           5,598              -               -
Common and preferred stocks                                             51,677          51,836              -               -
  Total securities available for sale                               $1,914,446      $1,866,204     $1,671,773      $1,715,538

At September 30, 1994, gross unrealized gains were $3.9 million and gross unrealized losses were $52.1 million for securities available for sale. The majority of U.S. Treasury and Federal agency securities mature within one to five years. The majority of mortgage-backed obligations have a stated maturity of over ten years. See note 15 for a discussion of accounting changes applicable to these securities.

(4)  Money Market Investments
Money market investments at September 30 included:

In thousands                                                              1994            1993
Trading account securities                                          $      257        $229,348
Federal funds sold                                                     738,580         148,900
Securities purchased under agreements to resell                        586,000          50,000
Domestic time deposits                                                     138          50,228
U.S. Treasury and other                                                  2,482         208,913
  Total money market investments                                    $1,327,457        $687,389

(5)  Nonperforming Assets
Nonperforming assets at September 30 were:

In thousands                                                              1994            1993
Nonaccrual loans                                                       $62,934        $100,035
Restructured loans                                                           -              34
  Total nonperforming loans                                             62,934         100,069
Foreclosed properties - net                                             23,644          34,699
  Total nonperforming assets                                           $86,578        $134,768

Non-cash additions to foreclosed properties were $9.7 million and $12.9 million in the first nine months of 1994 and 1993, respectively.


(6)  Allowance For Loan Losses
Transactions in the allowance for loan losses for the three months and nine months ended September 30 were:

In thousands                                                                 Three Months                   Nine Months
                                                                          1994            1993           1994            1993
Beginning balance                                                     $226,666        $212,981       $210,958        $205,017
Charge-offs                                                            (14,438)        (20,357)       (49,127)        (64,244)
Recoveries                                                               5,583           6,589         21,390          14,934
  Net charge-offs                                                       (8,855)        (13,768)       (27,737)        (49,310)
Provision for loan losses                                                8,100          13,769         26,982          35,275
Allowance from acquisitions - net                                          (21)              -         15,687          22,000
  Net increase (decrease)                                                 (776)              1         14,932           7,965
Ending balance                                                        $225,890        $212,982       $225,890        $212,982

(7)  Intangible Assets
Intangible assets at September 30 included:

In thousands                                              1994            1993
Goodwill and deposit base intangibles                 $107,466        $ 75,498
Mortgage servicing rights                               18,156          24,803
Favorable lease rights                                     595           2,960
  Total intangible assets                             $126,217        $103,261

(8)  Allowance For Foreclosed Properties
Transactions in the allowance for losses on foreclosed properties for the three months and nine months ended September 30 were:

In thousands                                                                  Three Months                  Nine Months
                                                                          1994            1993           1994            1993
Beginning balance                                                       $9,166         $12,546        $ 5,574         $10,264
Write-downs                                                               (156)         (1,402)          (801)         (8,666)
Provision for foreclosed properties                                        979               -           (323)          7,500
Allowance from acquisitions                                                  -               -          5,539           2,046
  Net increase (decrease)                                                  823          (1,402)         4,415             880
Ending balance                                                          $9,989         $11,144        $ 9,989         $11,144

(9)  Short-Term Borrowings
Borrowings, exclusive of deposits, with maturities of less than one year at September 30 were:

In thousands                                              1994            1993
Federal funds purchased                             $1,522,138      $  438,665
Securities sold under repurchase agreements            231,368         813,631
Commercial paper                                           132             222
Notes payable                                          149,347         104,202
U.S. Treasury demand notes                                   -           3,278
Other                                                    2,064         146,684
  Total short-term borrowings                       $1,905,049      $1,506,682

The Corporation paid $235,134,000 and $226,120,000 in interest on deposits and short-term borrowings in the first nine months of 1994 and 1993, respectively.


(10)  Long-Term Debt
Long-term debt at September 30 included:

In thousands                                                                      1994            1993
8 1/4% Subordinated notes due 2002                                              $125,000        $125,000
8 5/8% Subordinated notes due 1998                                                49,963          49,953
7 - 10 1/2% Mortgage indebtedness maturing through 2009                           12,378          13,387
6 - 14% Capital lease obligations maturing through 2006                            1,502           2,085
4 1/8 - 6 1/4% Federal Home Loan Bank obligations payable through 2008            11,109               -
4 3/4 - 9 1/2% Collateralized mortgage obligation bonds maturing through 2019     18,612               -
5% Convertible subordinated debentures due 1994                                        -             134
  Total long-term debt                                                          $218,564        $190,559

The Corporation made payments of $15,126,000 and $15,431,000 in interest on long-term debt in the first nine months of 1994 and 1993, respectively. There were no new capital lease agreements in the third quarter of 1994.

(11)  Income Taxes
The current and deferred components of income tax expense allocated to continuing operations in the accompanying consolidated statements of income for the three months and nine months ended September 30 were:

In thousands                                                                  Three Months                   Nine Months
                                                                          1994            1993           1994            1993
Current:
  Federal                                                              $23,986         $15,529        $61,171         $42,083
  State and local                                                          620             (81)         1,502            (954)
    Total current tax expense                                           24,606          15,448         62,673          41,129
Deferred:
  Federal                                                               (1,609)          1,125            489           3,269
  State and local                                                         (138)            357            175            (557)
    Total deferred tax expense (benefit)                                (1,747)          1,482            664           2,712
Total income tax expense                                               $22,859         $16,930        $63,337         $43,841

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and nine months ended September 30 were:

Dollars in thousands                                                          Three Months                   Nine Months
                                                                          1994            1993           1994            1993
Income before income taxes                                             $66,463         $54,083       $190,031        $145,598
Tax expense at statutory rate                                           23,262          18,929         66,511          50,959
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends                                     (1,861)         (2,053)        (5,419)         (6,511)
  Nondeductible interest expense                                           119             126            331             417
  Amortization of goodwill                                                 827             297          1,333             796
  State income taxes                                                       314            (180)         1,090             (10)
  Adoption of new accounting standard                                        -               -              -            (540)
  Deferred tax effect of tax rate change                                     -          (1,557)             -          (1,557)
  Other - net                                                              198           1,368           (509)            287
    Total decrease in taxes                                               (403)         (1,999)        (3,174)         (7,118)
Total income tax expense                                               $22,859         $16,930       $ 63,337        $ 43,841
Effective tax rate                                                        34.4%           31.3%          33.3%           30.1%

The Corporation made income tax payments of $56,405,000 and $43,286,000 during the first nine months of 1994 and 1993, respectively. At September 30, 1994, the Corporation had a net deferred tax asset of $99,430,000. There was no valuation allowance relating to the tax asset. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize its deferred tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred tax assets will be realized.

(12)  Earnings Per Share
Average common and common equivalent shares used in the determination of earnings per share for the three months and nine months ended September 30 were:

In thousands                                                                  Three Months                   Nine  Months
                                                                          1994            1993           1994            1993
Primary                                                                 38,063          38,154         37,933          37,429
Plus assumed conversion of debentures                                        -              14              -              15
Other                                                                        -               6             20              36
Fully diluted                                                           38,063          38,174         37,953          37,480

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

In thousands                                                                  Three Months                   Nine Months
                                                                          1994            1993           1994            1993
Interest and amortization of debt issuance expense                         $ -           $   2            $ 2         $     5
Tax effect                                                                   -              (1)            (1)             (2)
Preferred dividends, Series B                                                -            (618)             -          (1,856)
Net adjustment to net income                                               $ -           $(617)           $ 1         $(1,853)

In the first nine months of 1994 and 1993, $113,000 and $2,000 of subordinated debentures were converted into 12,210 and 216 shares of common stock, respectively.

(13)  Condensed Crestar Financial Corporation (Parent) Information
The following shows the Parent's Condensed Balance Sheets at September 30:

In thousands                                                              1994            1993
Cash in banks                                                       $   40,765      $   32,975
Securities held to maturity                                             11,569          12,240
Securities available for sale                                           34,164               -
Money market investments                                                 4,973          94,835
Securities purchased under agreements to resell                         97,521          50,000
Notes receivable from subsidiaries                                     175,000         176,000
Investments in subsidiaries:
  Bank subsidiaries                                                  1,121,887       1,042,732
  Non-bank subsidiaries                                                  7,822           7,798
Other assets                                                            12,406          12,597
  Total Assets                                                      $1,506,107      $1,429,177
Commercial paper                                                    $      132      $      222
Master notes                                                           149,347         104,203
Securities sold to subsidiary under repurchase agreements                2,653           3,574
Other liabilities                                                       62,253          51,176
Long-term debt                                                         174,963         175,087
Total shareholders' equity                                           1,116,759       1,094,915
  Total Liabilities and Shareholders' Equity                        $1,506,107      $1,429,177

The Parent's Condensed Statements of Income for the three months and nine months ended September 30 were:

In thousands                                                                 Three Months                    Nine Months
                                                                          1994            1993           1994            1993
Cash dividends from bank subsidiaries                                  $16,595         $12,462       $ 53,705        $ 33,676
Interest from subsidiaries                                               3,668           3,687         10,947          10,965
Interest on securities held to maturity and available
  for sale                                                                 417             236            859           1,339
Income on money market investments                                          61             715            332           1,338
Interest on securities purchased under agreements
  to resell                                                              1,196             527          3,107           2,254
Other income                                                                 1               -            134              41
Securities losses                                                         (145)           (365)          (145)         (1,859)
  Total income                                                          21,793          17,262         68,939          47,754
Interest on short-term borrowings                                        1,353             749          3,010           2,080
Interest on long-term debt                                               3,659           4,030         10,976          12,100
Other expense                                                              389             350          1,931             952
  Total expense                                                          5,401           5,129         15,917          15,132
Income before income taxes and equity in
  undistributed net income of subsidiaries                              16,392          12,133         53,022          32,622
Income tax benefit                                                        (235)           (130)          (601)         (1,568)
Income before equity in undistributed net income of
  subsidiaries                                                          16,627          12,263         53,623          34,190
Equity in undistributed net income of subsidiaries                      26,977          24,890         73,071          67,567
Net Income                                                             $43,604         $37,153       $126,694        $101,757

(14)  Commitments and Contingencies
In the normal course of business, there are outstanding commitments and contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, floors and collars, interest rate swaps, and forward contracts. No material losses are expected to result from these transactions.


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

Formal long-term commitments are made under legal and binding agreements for which the borrower pays a commitment fee. These agreements typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Crestar's outstanding standby letters of credit amounted to approximately $380.0 million at September 30, 1994 and $402.6 million at September 30, 1993. At September 30, 1994, approximately $23.9 million of these standby letters of credit were participated to other financial institutions.

The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. At September 30, 1994, Crestar serviced a total of $849.4 million of loans for which it had accepted a recourse liability. Of this amount, approximately $496.1 million was insured by agencies of the Federal government or private insurance companies. In addition, at September 30, 1994, Crestar had forward contracts totaling $331.9 million outstanding as hedges of lending commitments.

As a financial institution, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at September 30, 1994, Crestar was participating in interest rate (fixed receive) swaps having a notional value of $1.64 billion. Of these interest rate swaps, $1.48 billion were used to convert certain variable rate commercial and real estate loans to fixed rates, and $150 million were used to convert variable rate securities to fixed rates. An additional $10 million in interest rate swaps were used to convert specifically identified time deposits to variable rates in order to lock in a spread on the variable rate assets which they fund. Notional balances of $876.2 million of the above swaps were indexed amortizing swaps, whose notional value amortizes more slowly as rates rise. Unrealized gains and unrealized losses on interest rate swap contracts utilized as hedges were $2.2 million and $63.8 million, respectively, as of September 30, 1994.

Crestar also had a notional amount outstanding of $200 million of interest rate floor agreements on September 30, 1994 to minimize interest rate risk associated with variable rate assets. Unrealized gains on these floor agreements approximated $58,000 as of September 30, 1994.

The notional amount of these over-the-counter traded interest rate swaps and floors does not represent Crestar's credit exposure, which the Corporation believes is a combination of current replacement cost plus an amount for additional market movement. At September 30, 1994, such estimated credit exposure was $33.5 million. Four counterparties constituted 30%, 18%, 13% and 10% of the estimated credit exposure at September 30, 1994; no other counterparties represented 10% or more of the estimated credit exposure at September 30, 1994.

The average expected maturity at September 30, 1994 was 1.6 years for interest rate swaps and 0.3 years for interest rate floors used by Crestar as hedge instruments. The average fixed rate for these swaps was 5.88%. The interest rate floors used by Crestar as hedges against interest rate risk are tied to the London Inter-Bank Offered Rate (LIBOR). The average strike rate at September 30, 1994 for these interest rate floors was 5.50%.

Crestar serves as a financial intermediary in interest rate swap, cap, floor and collar agreements, and at September 30, 1994 had aggregate notional amounts outstanding of $148.9 million in offsetting swap, $73.1 million in offsetting cap, $57.6 million in offsetting floor, and $52.5 million in offsetting collar agreements.

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

At September 30, 1994, on an after-tax basis, the amortized cost of securities available for sale exceeded the fair value of such securities by $30.8 million. The net unrealized gain or loss of securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

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

(16) Subsequent Event

On November 9, 1994, Crestar announced the sale of $150 million of 8 3/4% subordinated notes due November 15, 2004. Net of underwriting discounts, the notes will result in net proceeds to the Corporation of $148.6 million. Proceeds from the sale of the notes will be used for general corporate purposes, including cash requirements for pending acquisitions.

Financial Commentary

Crestar Financial Corporation And Subsidiaries

Overview
(Tables 1, 2 and 14)
Crestar Financial Corporation (Crestar) reported record earnings of $43.6 million for the quarter ended September 30, 1994, an increase of 17% from the $37.2 million earned in third quarter 1993. For the first nine months, earnings were $126.7 million in 1994, an increase of 25% from the $101.8 million in 1993. These increases reflected the continued positive effects of growth in net interest income and noninterest income and continuing improvement in credit quality. Earnings per share were $1.15 for the third quarter of 1994 compared with $.96 in 1993. For the first nine months of the year, earnings per share were $3.34 for 1994, an increase of 25% from the $2.67 per share recorded in the first nine months of 1993. The predominant items affecting the change in earnings per share are given in Table 2. Each applicable item is net of applicable federal income taxes.

Mergers And Acquisitions

During the third quarter, Crestar announced its intention to acquire three Virginia-based financial institutions, in separate transactions which are expected to be completed by the end of the first quarter of 1995. Each of the three pending acquisitions is subject to receipt of regulatory approvals, in addition to shareholder approvals from the institutions being purchased.

In August, Crestar announced its intention to acquire Independent Bank (Independent), headquartered in Manassas, Virginia. Independent has four branches in Prince William County, with total assets of approximately $93 million and total deposits of approximately $85 million. The purchase of Independent will be for a combination of cash and Crestar stock with a value of approximately $12 million, and will strengthen Crestar's current market presence in Prince William County.

In September, Crestar announced a definitive agreement to acquire Jefferson Savings and Loan Association, F.A. (Jefferson), a Warrenton based thrift institution. Jefferson has eight branches, approximately $265 million in deposits and approximately $300 million in total assets. The acquisition is for a combination of cash and Crestar stock valued at approximately $22 million. The acquisition will represent Crestar's first operations in Warrenton, Culpeper, Front Royal and Luray, and further strengthen Crestar's market position in Charlottesville and Loudon County.

Also in September, Crestar entered into a binding letter agreement with TideMark Bancorp Inc. (TideMark) of Newport News, Virginia, providing for the purchase of TideMark and its subsidiary, TideMark Bank, F.S.B. TideMark has nine branches in the Hampton Roads metropolitan area, and a branch in Kilmarnock which is expected to be sold by TideMark before the Crestar acquisition. TideMark had previously entered into an agreement to acquire eight branches from Bay Savings Bank, a division of FirstFed Michigan Corp., which is expected to be completed by year-end. Crestar's acquisition of TideMark will initially bring to Crestar approximately $300 million in deposits and $450 million in assets. The acquisition is for a combination of cash and Crestar stock with a combined value of approximately $38 million.

Crestar completed one acquisition during the third quarter of this year. On September 16, 1994, Crestar Bank acquired from the Resolution Trust Corporation (RTC) approximately $17 million in deposits related to two branches, located in Fairfax and Woodbridge, Virginia, of Second National Federal Savings Association of Salisbury, Maryland. The acquisition had no material impact on third quarter operations.

Financial statement note 1 contains additional information concerning acquisitions.

Profitability Measures And Capital Resources
(Table 1)
Increased earnings in both the third quarter and the first nine months of 1994 resulted in improvements in key profitability measures over 1993. Return on average assets was 1.26% for the third quarter and 1.24% for the first nine months of 1994, compared to 1.15% and 1.09%, respectively, for 1993. Return on average equity and return on average common equity were both 15.70% for the third quarter, up from 13.84% and 14.20%, respectively, for the third quarter of 1993. Return on average equity and return on average common equity for the first nine months of 1994 were both 15.44%, up from 13.29% and 13.65%, respectively, for the first nine months of 1993.

Average equity to assets of 8.02% for third quarter 1994 decreased 32 basis points from 8.34% in third quarter 1993, and average equity to assets of 8.04% for the first nine months was down 15 basis points from 8.19% in 1993, reflecting in part the net impact of acquisitions and Crestar's common stock repurchase program. Period-end equity to assets of 7.73% at September 30, 1994 was 70 basis points below the 8.43% in 1993, also reflecting an increase in period-end assets as a result of completed acquisitions and the impact of a net unrealized loss on securities available for sale included in Crestar's shareholders' equity. At June 30, 1994, Crestar's equity to assets ratio was 7.71%.

Crestar's consolidated Tier 1 risk-adjusted capital ratio was 9.6% and total risk-based capital was 12.2% at September 30, 1994, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.7% at September 30, 1994 also was well above the regulatory minimum of 3%. Crestar's tangible leverage ratio, defined as total equity less all intangibles divided by total assets less all intangibles, was 6.9% at September 30, 1994. Each of Crestar's three subsidiary banks continued to be "well capitalized" as of September 30, 1994, the highest level of capitalization defined by the Federal Deposit Insurance Corporation for purposes of determining deposit insurance rates.

Net Interest Margin And Net Interest Income
(Tables 3 and 15)
Crestar's third quarter 1994 net interest margin of 4.82% improved five basis points from 4.77% in the third quarter of 1993. This increase reflects favorable changes in the composition and yield of balance sheet earning assets, which offset both higher rates paid on deposits and declines in interest income arising from off-balance sheet hedge transactions. Changes in the earning asset mix increased the third quarter 1994 net interest margin by approximately 15 basis points, fueled by growth in loans. Average bank card loans increased $437 million, or 59%, to $1.2 billion in third quarter 1994. Average real estate loans were up 35%, or $656 million, from third quarter 1993. Also, average instalment loans and commercial loans grew 16% and 9%, respectively, during this period. As a percentage of average total earning assets, average loans increased from 61% in third quarter 1993 to 68% for third quarter 1994. On the funding side, the proportion of lower-cost sources increased due to growth in deposits. Average total deposits for third quarter 1994 increased $1.2 billion to $11.1 billion, a 12% increase over third quarter 1993 balances. Average short-term borrowings were down 20% from third quarter 1993 balances, reflecting Crestar's growth in deposits. These changes to Crestar's funding mix had a positive impact of two basis points on third quarter 1994 net interest margin when compared to third quarter 1993.

The yield on average loans increased nine basis points from third quarter 1993, as higher yields on commercial, tax-exempt and construction loans offset declines in average rates on credit card, instalment and real estate loans. Higher rates on securities available for sale, which earned 6.38% in third quarter 1994 versus 5.25% in the same period of 1993, were partially offset by lower yields on securities classified as held to maturity, which were 6.84% during third quarter 1993 and 5.66% in third quarter 1994. Yields on money market investments were 80 basis points higher, as the average yield increased from 3.80% in third quarter 1993 to 4.60% in third quarter 1994. Reflecting the higher rate environment, the average rate paid on savings and time deposits increased 12 basis points, rising from 3.11% in third quarter 1993 to 3.23% in third quarter 1994. In total, interest rate spreads had a marginally positive impact (one basis point) on third quarter 1994 net interest margin, versus third quarter 1993.

Decreased levels of nonperforming assets in the third quarter of 1994 had a favorable impact on the net interest margin of approximately four basis points when compared to third quarter results for 1993. This was offset by a 17 basis point decline in the favorable impact on the net interest margin, for the same time period, arising from off-balance sheet hedge transactions.

The extent to which Crestar will be able to maintain the net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits.

As a result of the increase in the net interest margin and an eight percent increase in average earning assets, reported net interest income for third quarter 1994 increased 10% over 1993, with tax-equivalent net interest income also registering a 10% increase. For the first nine months, tax equivalent net interest income increased 11% over 1993 as a result of a 10% increase in average earning assets and a six basis point increase in net interest margin. Factors contributing to the increased year-to-date margin include many of the factors previously mentioned. Positive changes to the earning assets mix for the year-to-date period had a favorable impact of 21 basis points, primarily attributable to loan growth. Improvements in funding mix, led by higher levels of core deposits, aided the year-to-date net interest margin by four basis points. These positive factors helped to offset a 12 basis point negative impact arising from changes in yields on earning assets and their funding sources. For the first nine months of 1994, the yield on the Crestar's loan portfolio was 8.39%, compared to 8.58% for the same period in 1993. During this same time period, average rates paid on total interest bearing liabilities fell only three basis points. Maturities of high yielding fixed rate securities contributed to the decline in earning asset yields in the first nine months of 1994. Reduced nonperforming assets had a favorable impact of five basis points on Crestar's year-to-date net interest margin, while declining levels of favorable off-balance sheet hedge transactions had a negative impact of 12 basis points.

Risk Exposures And Credit Quality
(Tables 4-10)
In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). Table 5 shows the property type and geographic diversification of the current REDI loan portfolio. The REDI portfolio was the primary source of weaker credit quality for the recessionary period from 1990 into 1993. As detailed in Table 4, despite additions to REDI loans caused by acquisitions of financial institutions, REDI outstandings declined to $1.1 billion or 13% of total loans at September 30, 1994 compared with $1.2 billion or 17% of total loans at September 30, 1993. REDI nonperforming assets were $56.4 million at September 30, 1994, compared to $79.8 million at September 30, 1993.

Continued improvement in credit quality throughout the entire portfolio was evident in third quarter 1994 levels of provision for loan losses, charge-offs and nonperforming assets. The provision for loan losses of $8.1 million for third quarter 1994 declined 41% from the $13.8 million provision for third quarter 1993. Nine month year-to-date provision expense was down 24%, from $35.3 million in 1993 to $27.0 million in 1994. Net charge-offs of $8.9 million for third quarter 1994 declined 36% from 1993. For the first nine months of 1994, net charge-offs were down 44% to $27.7 million. With improvements in commercial and REDI loan net charge-off levels, the largest proportion of net charge-offs during 1994 has occurred in the bank card loan portfolio. For the three and nine month periods ended September 30, 1994, net charge-offs for bank card loans were $6.0 million and $16.3 million, respectively. Net charge-offs for bank card loans for the three and nine month periods ended September 30, 1993 were $4.0 million and $12.3 million, respectively. This increase in bank card net charge-offs is attributable to growth in the bank card loan portfolio, as bank card net charge-offs as a percentage of bank card average balances have improved during 1994. For the nine months ended September 30, 1994, the annualized ratio of bank card net charge-offs to bank card loan average balances was 2.02%; the ratio for the comparable period of 1993 was 2.53%. Current expectations are that net charge-offs for the full year of 1994 will be less than in 1993.

The allowance for loan losses was $226 million at September 30, 1994, representing 2.61% of period-end loans. Based on portfolio characteristics and market conditions, management considers the level of the allowance adequate.

Total nonperforming assets of $87 million at September 30, 1994 declined 36% from the $135 million reported at September 30, 1993, and were down $16 million or 15% from June 30, 1994. During the first nine months of 1994, nonperforming assets of $34 million were acquired through merger activity. Tables 9 and 10 provide details of how nonperforming loans and foreclosed properties have changed on a quarterly basis since third quarter 1993. Barring merger activity or an unexpected deterioration in the economy and in the Corporation's real estate markets, total nonperforming assets are expected to decrease during the remainder of 1994.

Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At September 30, 1994, potential problem loans, not included in Table 8, amounted to approximately $144 million compared with $224 million at September 30, 1993 and $205 million at December 31, 1993.

Noninterest Income And Expense
(Table 11)
Noninterest income totaled $65.4 million in third quarter 1994, a $4.0 million or 7% increase over third quarter 1993. For the first nine months of 1994, noninterest income of $197.0 million increased 7% over 1993 results. Excluding securities gains (losses), noninterest income increased 6% in the third quarter of 1994, and 9% in the first nine months of 1994, when compared to prior year results. Both the quarter and year-to-date increases reflect growth in bank card-related fee income, mortgage servicing income and servicing sales, and service charges on deposit accounts, partially offset by a decline in trading account activities and price competition in trust and investment advisory services.

Noninterest expense for the third quarter increased 8%, or $11.0 million, when compared to third quarter 1993 results. For the nine months ended September 30, noninterest expense for 1994 was up 6% in comparison to 1993. These results include a dramatic decline in Crestar's foreclosed properties expense in the current year, reflecting an improved credit environment in Crestar's market area. Excluding foreclosed properties expense, noninterest expense increased 12% in third quarter 1994 and 14% in the first nine months of 1994, largely due to acquisition expenses and costs incurred in servicing and fee-based businesses such as mortgage, bank card, investment banking and sales, and trust and investment advisory services. For the year-to-date period ended September 30, 1994, noninterest expense excluding foreclosed property expenses increased $52.3 million over the same period of 1993. Expenses attributable to acquisitions completed during the first nine months of 1994 were approximately $16.9 million, representing 32% of this increase. Expense increases in the mortgage, bank card, trust and investment advisory, and investment banking and sales groups amounted to approximately $19.1 million year-to-date, as Crestar continues its emphasis on expanding its sources of noninterest income. Employee benefits expense increased $3.6 million for the quarter and $11.3 million year-to-date, primarily due to the aforementioned acquisition activity, adoption of Statement on Financial Accounting Standards No. 112 (postemployment benefits), and to employee benefits that are tied to earnings.

Foreclosed properties expense for third quarter 1994 and the first nine months declined $3.8 million or 82% and $30.2 million or 95%, respectively, from 1993. Foreclosed properties, net of reserves, were $23.6 million at September 30, 1994, versus $34.7 million at September 30, 1993.

The effective tax rate for third quarter 1994 and the first nine months was 34.4% and 33.3%, respectively, compared to 31.3% and 30.1% for the same periods of 1993. Both the quarterly and year-to-date increase in the effective tax rate are primarily attributable to reduced proportions of tax-exempt interest and dividends, higher provisions for state income taxes, and a favorable deferred tax adjustment, recorded in the third quarter of 1993, reflecting an increase in net deferred tax assets due to provisions of the Omnibus Budget Reconciliation Act of 1993. Financial statement note 11 contains additional information concerning income taxes.

Financial Condition
(Table 12)
Crestar's assets totaled $14.5 billion at September 30, 1994, up 9% from $13.3 billion at December 31, 1993 primarily due to acquisitions completed during 1994. Loans net of unearned income increased $1.4 billion or 19% during this period, reflecting growth from a combination of acquisitions and internally generated lending. Total deposits increased $0.8 billion or 8% over December 31, 1993 balances, reflecting the impact of Crestar's acquisitions during the first nine months of 1994. Average loan balances for third quarter 1994 increased $1.5 billion, or 21%, over third quarter 1993 balances. Of this increase, approximately $0.8 billion was attributable to acquisitions completed during 1994. Similarly, average deposits for third quarter 1994 increased $1.2 billion, or 12%, over the same period of 1993. Acquisitions during 1994 contributed approximately $0.9 billion to this average total deposit growth.

With respect to the securities held to maturity portfolio, carrying value exceeded the market value at September 30, 1994 by $28.8 million, consisting of $2.9 million in unrealized gains and $31.7 million in unrealized losses. At September 30, 1994, the amortized cost of securities available for sale exceeded the fair value of such securities by $48.2 million, consisting of $3.9 million in unrealized gains and $52.1 million in unrealized losses. On January 1, 1994, Crestar adopted Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Upon adoption of SFAS 115, certain investment securities totaling $1.2 billion were reclassified from investment securities to securities available for sale.

Shareholders' equity at September 30, 1994 reflects a $30.8 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, as prescribed by SFAS 115. The net unrealized gain or loss of securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

Crestar purchased and retired 214,700 shares of common stock during third quarter 1994, to meet the needs of employee benefit plans, dividend reinvestment plans, and for shares expected to be issued for pending acquisitions. For the nine month period ended September 30, 1994, 684,400 shares of common stock have been purchased and retired, at an average price of $44.55.

Debt ratings are presented in Table 12. In October 1994, Standard & Poor's raised its rating on Crestar's subordinated notes from BBB to BBB+. In its announcement, Standard & Poor's cited Crestar's strong financial condition, a continuing trend of profitability, strong market position and a logical and prudent acquisition strategy as reasons for the rating upgrade.

Liquidity And Interest Sensitivity
(Table 13)
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and investments, and the ability to generate new deposits or borrowings as needed.

Core deposits provide a typically stable source of liquidity. Interest-bearing core deposits represented 83% of total funding sources at September 30, 1994. As an additional indication of strong liquidity, money market investments represented 10%, and securities available for sale represented 14%, of Crestar's total earning assets at September 30, 1994.

Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's Asset/Liability Management Committee (ALCO). ALCO establishes limits on the earnings at risk for a twenty-four month period. The level of exposure taken is based on an assessment of the market environment, and will vary from period to period.

The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. A two year net interest income estimate is prepared regularly using a "most likely," high and low interest rate scenario. The high and low rate scenarios are based upon an assessment of the historic volatility of interest rates. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. By its nature, this simulation process includes numerous assumptions, for both long-term and short-term timeframes, including assumptions on average balances and yields. Many of these assumptions are both qualitative and subjective. The high rate and low rate estimates generated by this process are then compared to the

"most likely" scenario. Crestar's current projection of pre-tax earnings at risk, as a percentage of the next twenty-four month's net interest income under a "most likely" scenario, is 0.9% for a high interest rate scenario and 3.6% for a falling interest rate scenario. This earnings at risk percentage does not consider discretionary actions, including hedging activity, that may be entered into to manage future earnings volatility.

A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing predominantly all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using Monte Carlo rate simulation techniques. The banking industry and its regulators are moving toward a market value method of interest sensitivity assessment. Crestar has been developing this tool and is incorporating it as another component of interest rate risk management to supplement the results achieved through net interest income simulation.

Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 13, and reflects the earlier of the maturity or repricing date for various assets and liabilities at September 30, 1994. Financial statement note 14 contains additional information about certain off-balance sheet arrangements that may affect future net interest income and interest rate sensitivity. On a cumulative six-month basis, Crestar had a liability sensitive "static gap" at September 30, 1994 with $3.3 billion excess of interest-sensitive sources of funds over uses of funds. In addition to the traditional "static gap" presentation, the table also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's commercial demand deposit balances to the level of interest rates. On a cumulative six-month basis, Crestar had a liability sensitive "adjusted gap" at September 30, 1994, with $645 million excess of interest-sensitive sources of funds over uses of funds. The static gap and adjusted gap do not include $200 million in interest rate floors which Crestar has added to potentially offset the effect that falling interest rates would have on $200 million of variable rate loans.

Each of the above three tools used to assess risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds.

As noted, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. The majority of Crestar's notional value of outstanding derivative instruments at September 30, 1994 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. Footnote 14 of the financial statements provides additional information regarding Crestar's outstanding derivative contracts as of September 30, 1994, including notional balances and fair value information.

The notional amount of derivative contracts does not represent direct credit exposure. Crestar's direct credit exposure is generally limited to the estimated replacement cost of those instruments in a gain position. Crestar has established policies governing derivative activities, and may demand collateral from a counterparty to further minimize credit risk. Counterparties used by Crestar are considered high quality credits. There were no past due amounts or reserves for possible derivative credit losses at September 30, 1994, nor has Crestar ever experienced any charge-offs related to derivative transactions. No interest rate swaps, floors or caps used as hedges against interest rate risk were sold or terminated prior to maturity during the past 12 months, and at September 30, 1994 there were no deferred gains or losses arising from termination of hedged transactions prior to maturity.

Other New Accounting Standards

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114), as amended, will become effective for fiscal years beginning after December 15, 1994. This accounting standard requires that impaired loans within the scope of the statement be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate. Crestar currently believes that the future impact on results of operations and financial position of adopting SFAS 114 will be immaterial.

Financial statement note 15 contains additional information concerning adoption of new accounting standards.

Table 1    Financial Highlights

Dollars in millions, except per share data                Three Months                        Nine Months
                                                                             %                                    %
For the Period Ended September 30                1994        1993       Change       1994        1993        Change
Net Income                                     $  43.6     $  37.2          17     $ 126.7      $ 101.8          25
Income Applicable to Common Shares                43.6        36.5          19       126.7         99.9          27
Dividends Declared on Common Stock                15.1        10.6          42        42.5         29.8          43
Primary Earnings Per Share:
  Net Income                                   $  1.15     $  0.96          20     $  3.34      $  2.67          25
  Average Shares Outstanding (000s)             38,063      38,154           -      37,933       37,429           1
Dividends Declared Per Share:
  Common Stock                                 $  0.40     $  0.28          43     $  1.13      $  0.81          40
  Preferred Stock, Series B                          -         .69        (100)          -         2.06        (100)
Key Ratios
Return on Average Assets                          1.26%       1.15%                   1.24%        1.09%
Return on Average Total Equity                   15.70       13.84                   15.44        13.29
Return on Average Common Equity                  15.70       14.20                   15.44        13.65
Average Equity to Average Assets                  8.02        8.34                    8.04         8.19
Net Interest Margin                               4.82        4.77                    4.81         4.75
At September 30
Equity to Assets                                                                      7.73%        8.43%
Risk Adjusted Capital Ratios:
  Tier I                                                                               9.6         10.5
  Total                                                                               12.2         13.5
Book Value Per Share                                                               $ 29.70      $ 27.77

Table 2    Analysis Of Primary Earnings Per Share

                                         3rd Qtr. 1994    3rd Qtr. 1994
                                                   vs.              vs.
                                         3rd Qtr. 1993    2nd Qtr. 1994
Earnings Per Share - prior period               $ 0.96           $ 1.12
Interest income                                   0.45             0.19
Interest expense                                 (0.22)           (0.11)
Provision for loan losses                         0.10             0.01
Securities gains or losses                        0.01                -
Other noninterest income                          0.06            (0.05)
Foreclosed properties expense                     0.06                -
Other noninterest expense                        (0.25)            0.01
Income taxes                                     (0.04)           (0.02)
Preferred dividends                               0.02                -
Increased shares outstanding                         -                -
Net increase                                      0.19             0.03
Earnings Per Share - current period             $ 1.15           $ 1.15

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis/1/

Dollars in thousands



          3rd Qtr.                               2nd Qtr.
                                                 Average
       Average Balance        Increase           Balance
   1994              1993   (Decrease)             1994
         $                 $           %                 $
 2,626,261         2,411,370           9         2,564,103            Commercial loans
   212,873           256,362        (17)           217,577            Tax-exempt loans
 1,730,946         1,487,257          16         1,700,077            Instalment loans
 1,179,880           742,455          59         1,075,560            Bank card loans
 2,545,952         1,889,454          35         2,464,921            Real estate loans
   225,788           246,867         (9)           225,441            Construction loans
       912                60        200+               379            Foreign loans
 8,522,612         7,033,825          21         8,248,058              Total loans - net of unearned income /2/
   961,378         1,984,911        (52)           953,249            Securities held to maturity
 1,949,879         1,684,128          16         2,129,177            Securities available for sale
   780,606           464,317          68           680,182            Money market investments
   268,309           394,267        (32)           308,872            Mortgage loans held for sale
12,482,784        11,561,448           8        12,319,538              Total earning assets
 1,876,726         1,660,781          13         1,893,459            Interest checking deposits
 2,410,600         2,315,236           4         2,409,660            Money market deposit accounts
 1,486,232         1,178,703          26         1,446,340            Regular savings deposits
   654,110           575,500          14           690,701            Money market certificates
 2,550,105         2,173,735          17         2,572,655            Other domestic time deposits
 8,977,773         7,903,955          14         9,012,815              Total interest-bearing core deposits
 1,252,181         1,523,665        (18)         1,061,155            Purchased liabilities
   220,584           223,981         (2)           220,094            Long-term debt
10,450,538         9,651,601           8        10,294,064              Total interest-bearing liabilities
 2,032,246         1,909,847           6         2,025,474            Other sources - net
12,482,784        11,561,448           8        12,319,538              Total sources of funds
                                                                      Net Interest Income



                                                              3rd Quarter
                                                                      1994 vs. 1993              2nd Qtr.
                                                                                                 Income/
                                            Income/Expense/3/    Increase    Change due to/4/    Expense/3/
                                             1994       1993    (Decrease)   Rate/5/    Volume     1994
                                                $          $          $           $         $          $
Commercial loans                           52,156     45,950      6,206      2,129      4,077     48,983
Tax-exempt loans                            5,339      5,550       (211)       727       (938)     5,084
Instalment loans                           37,135     32,284      4,851       (427)     5,278     34,235
Bank card loans                            35,034     24,467     10,567     (3,895)    14,462     32,547
Real estate loans                          48,427     36,369     12,058       (495)    12,553     45,805
Construction loans                          4,907      4,347        560        925       (365)     4,448
Foreign loans                                   8          -          8          8          -          3
 Total loans - net of unearned income/2/  183,006    148,967     34,039      2,615     31,424    171,105
Securities held to maturity                13,609     33,922    (20,313)    (2,821)   (17,492)    16,977
Securities available for sale              31,352     22,299      9,053      5,534      3,519     30,869
Money market investments                    9,058      4,449      4,609      1,579      3,030      6,706
Mortgage loans held for sale                5,197      6,555     (1,358)       736     (2,094)     5,453
  Total earning assets                    242,222    216,192     26,030      8,842     17,188    231,110
Interest checking deposits                 10,544      9,628        916       (336)     1,252     10,405
Money market deposit accounts              17,966     14,631      3,335      2,732        603     15,622
Regular savings deposits                   10,177      8,299      1,878       (287)     2,165      9,393
Money market certificates                   5,265      4,262      1,003        421        582      5,499
Other domestic time deposits               27,836     24,667      3,169       (926)     4,095     27,907
  Total interest-bearing core deposits     71,788     61,487     10,301      1,908      8,393     68,826
Purchased liabilities                      13,930     11,500      2,430      4,474     (2,044)     9,952
Long-term debt                              4,484      4,486         (2)        66        (68)     4,665
  Total interest-bearing liabilities       90,202     77,473     12,729      6,294      6,435     83,443
Other sources - net
  Total sources of funds                   90,202     77,473     12,729      6,534      6,195     83,443
Net Interest Income                       152,020    138,719     13,301      2,308     10,993    147,667

                                         3rd Qtr. 1994 vs. 2nd Qtr. 1994
                                          Increase       Change due to/4/
                                         (Decrease)     Rate/5/     Volume
                                                 $          $          $
Commercial loans                             3,171      2,001      1,170
Tax-exempt loans                               255        365       (110)
Instalment loans                             2,900      2,268        632
Bank card loans                              2,487       (601)     3,088
Real estate loans                            2,623      1,127      1,496
Construction loans                             459        452          7
Foreign loans                                    6          2          4
  Total loans - net of unearned income/2/   11,901      6,244      5,657
Securities held to maturity                 (3,368)    (3,501)       133
Securities available for sale                  483      3,168     (2,685)
Money market investments                     2,352      1,362        990
Mortgage loans held for sale                  (256)       460       (716)
  Total earning assets                      11,112      8,070      3,042
Interest checking deposits                     139        231        (92)
Money market deposit accounts                2,344      2,338          6
Regular savings deposits                       784        525        259
Money market certificates                     (236)        55       (291)
Other domestic time deposits                   (69)       189       (258)
  Total interest-bearing core deposits       2,962      3,231       (269)
Purchased liabilities                        3,978      2,179      1,799
Long-term debt                                (181)      (191)        10
  Total interest-bearing liabilities         6,759      5,485      1,274
Other sources - net
  Total sources of funds                     6,759      5,649      1,110
Net Interest Income                          4,353      2,421      1,932

/1/ Tax-equivalent basis

/2/ Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

/3/ Includes tax-equivalent loan fees of $2.2 million and $1.9 million for the third quarter of 1994 and 1993, respectively, and $2.1 million for the second quarter of 1994.

/4/ Variances are computed on a line-by-line basis and are non-additive

/5/ Variances caused by the change in rate times the change in balances are allocated to rate

                                   22

Table 4    Loans To Real Estate Developers And Investors (REDI)

In millions
                                                   September 30,      June 30,   December 31,
                                                  1994        1993        1994        1993
Commercial - developer lines                  $   98.5    $   95.9    $   87.5    $  101.1
Tax-exempt:
  Construction                                     0.1         0.2         0.2         0.2
  Income property mortgage                        77.2        86.8        75.7        82.0
Real estate mortgage - income property           761.4       799.6       784.8       769.0
Construction                                     190.6       201.2       200.6       191.0
  Total REDI loans                            $1,127.8    $1,183.7    $1,148.8    $1,143.3

Table 5    Loans To Real Estate Developers And Investors-
Geographic Distribution And Property Type

September 30, 1994

In millions
                                                                            Region
                                                 Total     Greater
                                           Corporation  Washington     Eastern     Western      Capital
Land acquisition and development              $  109.6      $ 66.9      $ 31.7      $  4.4        $ 6.6
Residential developments                         260.5       133.9        77.2        40.7          8.7
Commercial projects:
  Office buildings                               155.1        95.0        31.6        10.6         17.9
  Retail stores and malls                        206.2       147.9        42.6         8.2          7.5
  Hotels and motels                               94.6        46.3        34.0        14.3            -
  Industrial buildings                           151.8       105.1        18.5         4.6         23.6
    Total commercial projects                    607.7       394.3       126.7        37.7         49.0
Special use                                       57.5        24.4        12.4        18.7          2.0
Other                                             92.5        63.4        15.8         1.7         11.6
  Total REDI loans                            $1,127.8      $682.9      $263.8      $103.2        $77.9

Table 6    Real Estate Loans

In millions
                                                 September 30,        June 30,  December 31,
                                                  1994        1993        1994        1993
Residential                                   $1,758.9    $1,045.7    $1,743.0    $  944.9
Income property                                  761.4       799.6       784.8       769.0
  Total real estate loans                     $2,520.3    $1,845.3    $2,527.8    $1,713.9

Table 7    Allowance For Loan Losses

Dollars in thousands
                                                  Third Quarter     Nine Months Ended June 30,
                                                  1994        1993        1994        1993
Beginning balance                             $226,666    $212,981    $210,958    $205,017
Allowance from acquisitions - net                  (21)          -      15,687      22,000
Provision for loan losses                        8,100      13,769      26,982      35,275
Net charge-offs (recoveries):
  Commercial                                       769       4,796       3,991      17,375
  Instalment                                     1,138         878       2,774       3,225
  Bank card                                      5,990       3,965      16,272      12,289
  Real estate                                    2,489       4,917       7,025      13,370
  Construction                                  (1,529)       (765)     (2,297)      3,101
  Foreign                                           (2)        (23)        (28)        (50)
    Total net charge-offs                        8,855      13,768      27,737      49,310
Balance, September 30                         $225,890    $212,982    $225,890    $212,982
Allowance for loan losses to period-end loans     2.61%       3.02%       2.61%       3.02%
Annualized net charge-offs to average loans        .42         .78         .46         .97

Table 8    Nonperforming Assets And Past Due Loans

Dollars in thousands
                                                  September 30,      December 31,
                                                  1994      1993        1993
Nonaccrual loans:
  Commercial                                   $26,224    $ 60,639     $37,788
  Instalment                                     2,787       1,201         902
  Real estate                                   30,255      27,282      33,548
  Construction                                   3,668      10,913       5,843
    Total nonaccrual loans                      62,934     100,035      78,081
Restructured loans                                   -          34       1,733
    Total nonperforming loans                   62,934     100,069      79,814
Foreclosed properties - net                     23,644      34,699      16,951
    Total nonperforming assets                 $86,578    $134,768     $96,765
Past due loans:
  Commercial                                   $ 2,204    $  4,467     $ 2,089
  Instalment:
    Student                                     11,092       7,457       7,879
    Other                                        1,160         985       1,049
  Bank card                                      8,486       5,607       6,216
  Real estate                                    9,438       8,186       7,758
  Construction                                     133         197         197
    Total past due loans                       $32,513    $ 26,899     $25,188
Nonperforming assets to:
  Loans and foreclosed properties - net           1.00%       1.90%       1.32%
  Total assets                                    0.60        1.04        0.73
Allowance for loan losses to:
  Nonperforming assets                             261         158         218
  Nonperforming loans                              359         213         264
Allowance for loan losses plus shareholders'
equity to nonperforming assets                   15.51x       9.70x      13.16x

Table 9    Nonperforming Loans - Quarterly Activity

In millions
                                                                 Three Months Ended
                                                             1994                          1993
                                              Sept. 30     June 30     Mar. 31     Dec. 31     Sept. 30
Beginning balance                               $ 77.4      $ 89.5      $ 79.8      $100.1       $117.8
Acquisition additions                                -         4.0         8.1           -            -
Other additions                                   20.9        19.2        27.4        24.7         11.7
Payments, sales and reductions                   (18.9)      (22.1)      (15.0)      (22.8)       (15.8)
Charge-offs                                       (4.8)       (6.6)       (7.1)       (7.6)        (9.5)
Reinstatements to accrual status                  (5.5)       (4.1)       (2.7)      (10.3)        (2.8)
Transfers to foreclosed properties                (6.2)       (2.5)       (1.0)       (4.3)        (1.3)
  Net increase (decrease)                        (14.5)      (12.1)        9.7       (20.3)       (17.7)
Ending balance                                  $ 62.9      $ 77.4      $ 89.5      $ 79.8       $100.1

Table 10    Foreclosed Properties - Quarterly Activity

In millions

                                                                 Three Months Ended
                                                             1994                          1993
                                              Sept. 30     June 30     Mar. 31     Dec. 31     Sept. 30
Beginning balance                               $ 25.0      $ 24.5      $ 17.0      $ 34.7       $ 45.0
Acquisition additions - net                          -         6.1        15.8          -           -
Additions                                          7.4         2.7         3.8         4.3          3.4
Market write-downs                                (0.1)       (0.2)          -        (4.9)        (1.5)
Reductions                                        (7.7)       (8.1)      (13.4)      (18.2)       (12.2)
Provision for losses                              (1.0)          -         1.3         1.1            -
  Net increase (decrease)                         (1.4)        0.5         7.5       (17.7)       (10.3)
Ending balance                                  $ 23.6      $ 25.0      $ 24.5      $ 17.0       $ 34.7

Table 11    Summary Of Noninterest Income And Expense

In thousands

                                                                       Second       Nine Months Ended
                                                  Third Quarter        Quarter         September 30,
                                                  1994        1993        1994        1994         1993
Noninterest Income
Trust and investment advisory                 $ 13,244    $ 14,172    $ 14,441    $ 42,688     $ 43,439
Service charges on deposit accounts             20,640      20,062      21,116      62,535       59,802
Bank card-related                               10,321       7,140       9,247      27,296       19,329
Trading account activities                          49         952         302         444        3,705
Mortgage servicing                               4,846       3,736       5,102      14,748       11,352
Mortgage origination - net                       1,140       5,574       1,921       7,108       13,862
Gain on sale of mortgage servicing rights        4,800           -       6,230      14,132        2,300
Commissions on letters of credit                   874       3,170       1,352       3,624        5,622
Miscellaneous                                    9,463       6,933       8,481      26,167       22,951
Securities gains (losses)                           12        (385)        (49)     (1,755)       2,237
  Total noninterest income                    $ 65,389    $ 61,354    $ 68,143    $196,987     $184,599
Noninterest Expense
Salaries                                      $ 62,655    $ 55,039    $ 60,735    $182,580     $159,328
Benefits                                        14,976      11,358      15,257      45,840       34,550
  Total personnel costs                         77,631      66,397      75,992     228,420      193,878
Occupancy - net                                 11,098      10,124      10,061      31,953       28,511
Equipment                                        6,370       6,232       6,069      18,367       18,428
Communications                                   6,670       5,347       6,086      18,767       15,397
Stationery, printing and supplies                2,023       1,722       2,251       6,118        5,151
Professional fees and services                   2,743       2,840       3,318       8,550        9,774
Loan expense                                     1,943       1,920       2,876       7,567        6,424
FDIC premiums                                    6,429       5,344       6,402      18,716       17,482
Advertising and marketing                        6,199       3,721       4,623      14,680       10,453
Transportation                                   1,489       1,376       1,451       4,368        4,009
Outside data services                            4,670       3,926       4,729      13,859       10,535
Amortization of purchased intangibles            1,399       5,682       5,092      11,320       14,716
Miscellaneous                                   10,582       9,873      10,899      30,411       26,027
  Subtotal                                     139,246     124,504     139,849     413,096      360,785
Foreclosed properties                              858       4,644         884       1,751       31,994
  Total noninterest expense                   $140,104    $129,148    $140,733    $414,847     $392,779

Table 12    Debt Ratings
(as of October 25, 1994)

                                                          Standard     Thomson
Security                                       Moody's    & Poor's   Bankwatch
8 1/4% Subordinated Notes due 2002                Baa1        BBB+        BBB+
8 5/8% Subordinated Notes due 1998                Baa1        BBB+        BBB+
Commercial Paper                                   P-2   Not rated       TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                         A2           A   Not rated
  Short-Term                                       P-1         A-1       TBW-1

Table 13    Interest Sensitivity Analysis

September 30, 1994
In millions
                                                              Maturity/Rate Sensitivity
                                                within         2-3         4-6        7-12         over
                                             one month      months      months      months     one year       Total
Uses of Funds
Loans:
  Commercial                                 $ 2,045.2   $    35.2   $    56.9   $    60.1     $  511.3   $ 2,708.7
  Tax-exempt                                     156.5         3.5         1.5         2.7         43.6       207.8
  Instalment                                     509.5        67.8        94.9       471.8        620.0     1,764.0
  Bank card                                      221.7        79.0       103.9       189.6        629.9     1,224.1
  Real estate                                    544.6       277.2       277.3       563.9        857.3     2,520.3
  Foreign                                          1.3           -           -           -            -         1.3
  Construction                                   179.8        12.5         0.9         4.2         24.2       221.6
Securities held to maturity                       25.4        24.4        26.1        94.0        774.7       944.6
Securities available for sale                    256.0        56.2        98.3       195.8      1,259.9     1,866.2
Money market investments                       1,322.4         5.0         0.1           -            -     1,327.5
Mortgage loans held for sale                     334.3           -           -           -            -       334.3
Total earning assets                           5,596.7       560.8       659.9     1,582.1      4,720.9    13,120.4
Interest sensitivity hedges on assets           (861.9)     (346.9)       50.7        35.4      1,122.7           -
  Total uses                                 $ 4,734.8   $   213.9   $   710.6   $ 1,617.5     $5,843.6   $13,120.4
Sources of funds
Interest checking deposits                   $ 1,865.8   $       -   $       -   $       -     $      -   $ 1,865.8
Money market deposit accounts                  2,367.6           -           -           -            -     2,367.6
Regular savings deposits                       1,460.4           -           -           -            -     1,460.4
Money market certificates and
  other domestic time deposits                   355.9       338.7       638.2       832.1        943.8     3,108.7
Certificates of deposit $100,000
  and over                                        28.0        15.1         8.5         8.6          7.2        67.4
Short-term borrowings                          1,904.9         0.1           -           -            -     1,905.0
Long-term debt                                       -         0.3         0.3        10.7        207.3       218.6
  Total interest-bearing liabilities           7,982.6       354.2       647.0       851.4      1,158.3    10,993.5
Other sources - net                                  -           -           -           -      2,126.9     2,126.9
  Total sources                              $ 7,982.6   $   354.2   $   647.0   $   851.4     $3,285.2   $13,120.4
Cumulative maturity/rate
  sensitivity gap                            $(3,247.8)  $(3,388.1)  $(3,324.5)  $(2,558.4)    $      -   $       -
Adjustments
Beta adjustments:
  Interest checking (beta factor .21)        $ 1,474.0
  Money market accounts
    (beta factor .57)                          1,018.1
  Regular savings (beta factor .13)            1,270.5
Demand deposit sensitivity                    (1,083.2)
Cumulative adjusted maturity/rate
  sensitivity gap                            $  (568.4)  $  (708.7)  $  (645.1)  $   121.0     $      -   $       -

Table 14    Selected Quarterly Financial Information

Dollars in thousands, except per share data
                                              3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.     3rd Qtr.
                                                  1994        1994        1994        1993         1993
Results of operations:
Net interest income/1/                        $152,020    $147,667    $143,367    $140,845     $138,719
Provision for loan losses                        8,100       8,850      10,032      13,500       13,769
Net credit income                              143,920     138,817     133,335     127,345      124,950
Securities gains (losses)                           12         (49)     (1,718)          -         (385)
Other noninterest income                        65,377      68,192      65,173      63,666       61,739
Net credit and noninterest income              209,309     206,960     196,790     191,011      186,304
Noninterest expense                            140,104     140,733     134,010     130,243      129,148
Income before taxes                             69,205      66,227      62,780      60,768       57,156
Tax-equivalent adjustment                        2,742       2,738       2,701       2,886        3,073
Book tax expense                                22,859      20,881      19,597      19,148       16,930
  Income tax expense                            25,601      23,619      22,298      22,034       20,003
Net Income                                      43,604      42,608      40,482      38,734       37,153
Preferred dividend requirements                      -           -           -         365          618
Income applicable to common shares            $ 43,604    $ 42,608    $ 40,482    $ 38,369     $ 36,535
Earnings per share:
Primary:
  Net income                                  $   1.15    $   1.12    $   1.07    $   1.01     $   0.96
  Average shares outstanding (000s)             38,063      37,930      37,835      38,063       38,154
Fully diluted:
  Net income                                  $   1.15    $   1.12    $   1.07    $   1.00     $   0.96
  Average shares outstanding (000s)             38,063      37,931      37,849      38,088       38,174
Dividends declared per common share           $   0.40    $   0.40    $   0.33    $   0.33     $   0.28
Selected ratios and other data:
Return on average assets                          1.26%       1.25%       1.22%       1.20%        1.15%
Return on average total equity                   15.70       15.79       14.83       14.19        13.84
Return on average common equity                  15.70       15.79       14.83       14.60        14.20
Net interest margin/1/                             4.82        4.76        4.78        4.77         4.77
Net charge-offs as % of average loans             0.42        0.43        0.53        0.87         0.78
Allowance as % of period-end loans                2.61        2.64        2.75        2.89         3.02
Overhead ratio                                   64.44       65.21       64.79       63.69        64.55
Average total equity to average assets            8.02        7.90        8.20        8.45         8.34
Equity leverage                                  12.47x      12.66x      12.19x      11.84x       11.99x
Full-time equivalent employees (period end)      6,817       6,868       6,733       6,279        6,179

/1/ Tax-equivalent basis

Table 15    Consolidated Average Balances/Net Interest Income/Rates/1/

                                                                       Three Months Ended September 30,
                                                            1994                                  1993
Dollars in thousands                                       Income/      Yield/                  Income/      Yield/
                                               Balance     Expense        Rate     Balance      Expense        Rate

                                                     $           $           %           $            $           %
Assets
Securities held to maturity/2/                 961,378      13,609        5.66   1,984,911       33,922        6.84
Securities available for sale/2/             1,949,879      31,352        6.38   1,684,128       22,299        5.25
Money market investments/2/                    780,606       9,058        4.60     464,317        4,449        3.80
Mortgage loans held for sale/2/                268,309       5,197        7.75     394,267        6,555        6.65
Commercial loans                             2,626,261      52,156        7.79   2,411,370       45,950        7.54
Tax-exempt loans                               212,873       5,339        9.95     256,362        5,550        8.56
Instalment loans                             1,730,946      37,135        8.55   1,487,257       32,284        8.66
Bank card loans                              1,179,880      35,034       11.81     742,455       24,467       13.21
Real estate loans                            2,545,952      48,427        7.55   1,889,454       36,369        7.63
Construction loans                             225,788       4,907        8.61     246,867        4,347        6.91
Foreign loans                                      912           8        3.74          60            -           -
  Total loans - net of unearned/2,3/         8,522,612     183,006        8.51   7,033,825      148,967        8.42
Allowance for loan losses                     (228,985)                           (218,198)
  Loans - net                                8,293,627                           6,815,627
Cash and due from banks                        708,356                             698,852
Premises and equipment - net                   323,292                             300,728
Customers' liability on acceptances              5,132                              14,282
Intangible assets - net                        135,756                             106,185
Foreclosed properties - net                     22,311                              42,958
Other assets                                   406,034                             372,539
  Total Assets                              13,854,680                          12,878,794

Total Earning Assets                        12,482,784     242,222        7.69  11,561,448      216,192        7.44

Liabilities and Shareholders' Equity
Interest checking deposits                   1,876,726      10,544        2.23   1,660,781        9,628        2.30
Money market deposit accounts                2,410,600      17,966        2.96   2,315,236       14,631        2.51
Regular savings deposits                     1,486,232      10,177        2.72   1,178,703        8,299        2.79
Money market certificates                      654,110       5,265        3.29     575,500        4,262        2.97
Other domestic time deposits                 2,550,105      27,836        4.46   2,173,735       24,667        4.54
Certificates of deposit $100,000 and over       64,637         733        4.55      43,953          476        4.29
Deposits in foreign offices                          -           -           -       1,789           13        2.90
  Total savings and time deposits/2/         9,042,410      72,521        3.23   7,949,697       61,976        3.11
Demand deposits                              2,082,957                           1,954,477
  Total deposits                            11,125,367                           9,904,174
Short-term borrowings/2/                     1,187,544      13,197        4.39   1,477,923       11,011        2.95
Long-term debt/2/                              220,584       4,484        8.13     223,981        4,486        8.01
Liability on acceptances                         5,132                              14,282
Other liabilities                              204,941                             184,300
  Total liabilities                         12,743,568                          11,804,660
Preferred stock                                      -                              45,000
Common shareholders' equity                  1,111,112                           1,029,134
  Total shareholders' equity                 1,111,112                           1,074,134
Total Liabilities and Shareholders' Equity  13,854,680                          12,878,794

Total interest-bearing liabilities          10,450,538      90,202        3.43   9,651,601       77,473        3.19
Other sources - net                          2,032,246                           1,909,847
Total Sources of Funds                      12,482,784      90,202        2.87  11,561,448       77,473        2.67

Net Interest Spread                                                       4.26                                 4.25
Net Interest Income/Margin                                 152,020        4.82                  138,719        4.77



                                                  Three Months Ended June 30,              Nine Months Ended September 30,
                                                             1994                                        1994
Dollars in thousands                                        Income/      Yield/                         Income/      Yield/
                                                Balance     Expense        Rate          Balance        Expense        Rate
                                                      $           $           %                $              $           %
Assets
Securities held to maturity/2/                  953,249      16,977        7.02          815,964         41,578        6.78
Securities available for sale/2/              2,129,177      30,869        5.82        2,338,997        102,470        5.86
Money market investments/2/                     680,182       6,706        3.95          644,374         19,890        4.13
Mortgage loans held for sale/2/                 308,872       5,453        7.06          347,530         18,074        6.93
Commercial loans                              2,564,103      48,983        7.58        2,556,284        147,361        7.68
Tax-exempt loans                                217,577       5,084        9.37          218,324         15,193        9.30
Instalment loans                              1,700,077      34,235        8.16        1,686,001        105,262        8.34
Bank card loans                               1,075,560      32,547       11.91        1,074,677         98,150       12.14
Real estate loans                             2,464,921      45,805        7.43        2,355,699        131,762        7.45
Construction loans                              225,441       4,448        7.90          224,055         13,311        7.94
Foreign loans                                       379           3        2.96              561             12        2.90
  Total loans - net of unearned/2,3/          8,248,058     171,105        8.27        8,115,601        511,051        8.39
Allowance for loan losses                      (230,687)                                (226,123)
  Loans - net                                 8,017,371                                7,889,478
Cash and due from banks                         713,487                                  713,490
Premises and equipment - net                    319,630                                  317,034
Customers' liability on acceptances               9,651                                    9,509
Intangible assets - net                         147,382                                  129,876
Foreclosed properties - net                      23,480                                   23,189
Other assets                                    362,053                                  382,044
  Total Assets                               13,664,534                               13,611,485

Total Earning Assets                         12,319,538     231,110        7.48       12,262,466        693,063        7.54

Liabilities and Shareholders' Equity
Interest checking deposits                    1,893,459      10,405        2.20        1,862,880         30,690        2.20
Money market deposit accounts                 2,409,660      15,622        2.60        2,374,481         47,337        2.67
Regular savings deposits                      1,446,340       9,393        2.60        1,416,851         27,891        2.63
Money market certificates                       690,701       5,499        3.25          642,632         15,060        3.18
Other domestic time deposits                  2,572,655      27,907        4.40        2,476,394         80,651        4.41
Certificates of deposit $100,000 and over        52,594         572        4.37           54,791          1,780        4.35
Deposits in foreign offices                           -           -           -              471             11        3.08
  Total savings and time deposits/2/          9,065,409      69,398        3.10        8,828,500        203,420        3.10
Demand deposits                               2,075,899                                2,058,101
  Total deposits                             11,141,308                               10,886,601
Short-term borrowings/2/                      1,008,561       9,380        3.74        1,206,399         33,190        3.68
Long-term debt/2/                               220,094       4,665        8.48          214,751         13,399        8.32
Liability on acceptances                          9,423                                    9,509
Other liabilities                               205,990                                  200,160
  Total liabilities                          12,585,376                               12,517,420
Preferred stock                                       -                                        -
Common shareholders' equity                   1,079,158                                1,094,065
  Total shareholders' equity                  1,079,158                                1,094,065
Total Liabilities and Shareholders' Equity   13,664,534                               13,611,485

Total interest-bearing liabilities           10,294,064      83,443        3.26       10,249,650        250,009        3.26
Other sources - net                           2,025,474                                2,012,816
Total Sources of Funds                       12,319,538      83,443        2.72       12,262,466        250,009        2.73

Net Interest Spread                                                        4.22                                        4.28
Net Interest Income/Margin                                  147,667        4.76                         443,054        4.81

                                                Nine Months Ended September 30,
                                                              1993
Dollars in thousands                                        Income/       Yield/
                                                Balance     Expense         Rate
                                                      $           $            %
Assets
Securities held to maturity/2/                1,806,214      96,693         7.14
Securities available for sale/2/              1,553,506      62,807         5.41
Money market investments/2/                     759,954      19,811         3.49
Mortgage loans held for sale/2/                 321,123      16,869         7.00
Commercial loans                              2,462,420     140,696         7.63
Tax-exempt loans                                268,875      17,246         8.57
Instalment loans                              1,424,016      95,333         8.92
Bank card loans                                 647,662      67,457        13.86
Real estate loans                             1,714,067     100,976         7.85
Construction loans                              228,819      11,984         6.99
Foreign loans                                        43          14        42.04
  Total loans - net of unearned/2,3/          6,745,902     433,706         8.58
Allowance for loan losses                      (215,529)
  Loans - net                                 6,530,373
Cash and due from banks                         678,216
Premises and equipment - net                    291,051
Customers' liability on acceptances              17,000
Intangible assets - net                          93,612
Foreclosed properties - net                      61,486
Other assets                                    359,605
  Total Assets                               12,472,140

Total Earning Assets                         11,186,699     629,886         7.51

Liabilities and Shareholders' Equity
Interest checking deposits                    1,593,173     28,434          2.39
Money market deposit accounts                 2,286,016     44,585          2.61
Regular savings deposits                      1,062,585     22,950          2.89
Money market certificates                       578,707     13,797          3.18
Other domestic time deposits                  2,132,682     73,383          4.59
Certificates of deposit $100,000 and over        44,695      1,528          4.57
Deposits in foreign offices                       2,280         48          2.84
  Total savings and time deposits/2/          7,700,138    184,725          3.21
Demand deposits                               1,872,790
  Total deposits                              9,572,928
Short-term borrowings/2/                      1,465,129     32,900          3.00
Long-term debt/2/                               223,764     13,494          8.04
Liability on acceptances                         17,000
Other liabilities                               172,453
  Total liabilities                          11,451,274
Preferred stock                                  45,000
Common shareholders' equity                     975,866
  Total shareholders' equity                  1,020,866
Total Liabilities and Shareholders' Equity   12,472,140

Total interest-bearing liabilities            9,389,031    231,119          3.29
Other sources - net                           1,797,668
Total Sources of Funds                       11,186,699    231,119          2.76

Net Interest Spread                                                         4.22
Net Interest Income/Margin                                 398,767          4.75

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

                                     Crestar Financial Corporation
                                            Registrant


Date  November 14, 1994



                                      \s\ James D. Barr
                                      James D. Barr
                                      Executive Vice President,
                                      Controller and Treasurer