Form 10-K405
CRESTAR FINANCIAL CORP
filed 1995-03-31
CIK 101880

FORM 10-K
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                 FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1994

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number                  1-7083
                         Crestar Financial Corporation
             (Exact name of registrant as specified in its charter)

           State of Virginia                          54-0722175
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

919 East Main Street, Post Office Box 26665, Richmond, VA     23261-6665
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code   (804)782-5000

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of each exchange on
   Title of each class                             which registered
Common Stock $5 Par Value                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

   [  ]

The aggregate market value (average of the high and low prices) of Crestar Financial Corporation voting stock held by non-affiliates as of January 31, 1995 was $1,445,137,000.

As of January 31, 1995, Crestar Financial Corporation had 38,029,923 shares of Common Stock $5 Par Value outstanding.

The Proxy Statement of the annual meeting of shareholders to be held April 28, 1995 is incorporated by reference in Part III of this Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

This commentary provides an overview of Crestar Financial Corporation's (Crestar or the Corporation) financial condition, changes in financial condition and results of operations for the years 1992 through 1994. The following discussion should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information.

EARNINGS OVERVIEW

Crestar Financial Corporation reported net income of $169.1 million in 1994, an increase of $28.6 million or 20% over 1993 results. Net income for 1993 of $140.5 million represented an increase of 76% over net income recorded in 1992. These increases reflected the continued positive effects of lower credit costs, improved net interest margins, growth in earning assets and noninterest income, and management of controllable expenses.

          The key profitability measures of return on average assets
(ROA) and return on average total shareholders' equity (ROE) improved in 1994 over 1993 as a result of the significantly increased earnings. These ratios, along with other selected earnings and balance sheet information for each of the years in the five-year period ended December 31, 1994, are shown in Table 1.

          Primary earnings per share of $4.47 in 1994 increased 21% over 1993 following an increase of 59% in 1992. Significant items affecting the change in primary earnings per share for 1994 and 1993 are

TABLE 1    SELECTED FINANCIAL INFORMATION
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

RESULTS OF OPERATIONS (FOR THE YEAR):              1994            1993           1992              1991            1990
Income from earning assets                  $   926,034     $   832,629    $   863,677      $    979,146     $ 1,097,824
Net interest income                             581,816         527,012        482,144           421,135         414,179
Provision for loan losses                        29,682          48,775         99,242           209,522         131,055
Net income                                      169,079         140,491         79,801            33,761          61,145
Preferred dividend requirements                       -           2,221          2,475             2,576           2,661
Income applicable to
  common shares                                 169,079         138,270         77,326            31,185          58,484

EARNINGS PER SHARE
Primary:
  Net Income                                $      4.47     $      3.68    $      2.32      $        .98     $      1.87
  Average shares
    outstanding (000s)                           37,864          37,587         33,286            31,921          31,218
Fully diluted:
  Net Income                                $      4.47     $      3.67    $      2.32      $        .98     $      1.87
  Average shares
    outstanding (000s)                           37,867          37,665         33,369            31,946          31,238
Dividends declared
  per common share                          $      1.53     $      1.14    $       .80      $        .86           $1.32

FINANCIAL CONDITION (AT DECEMBER 31):
Total assets                                $14,010,030     $13,286,947    $12,674,717      $ 11,828,261     $11,881,150
Long-term debt                                  366,962         191,156        210,430           161,865         168,424
Total equity                                  1,126,065       1,062,477        958,905           794,922         771,306

SELECTED RATIOS (FOR THE YEAR):
Return on average assets                           1.24%           1.12%           .67%              .30%            .52%
Equity leverage                                   12.40x          12.12x         14.20x            14.50x          15.03x
Return on average total equity                    15.38%          13.53%          9.50%             4.28%           7.87%
Return on average common equity                   15.38           13.90           9.73              4.19            7.99
Net interest margin                                4.83            4.78           4.67              4.29            4.22
Dividend payout ratio:
  On common stock                                 33.99           30.56          34.46             87.98           70.46
  On common and preferred stock                   33.99           31.66          36.49             88.90           71.75
Equity formation rate                             10.15            9.24           6.04              0.47            2.22
Based on averages:
  Total equity to total assets                    8.06            8.25            7.04              6.90            6.65
  Net loans to total equity                       7.56x           6.57x           8.01x             9.22x          10.00x


summarized in Table 2. Each applicable item is net of federal income taxes computed using a 35% rate for 1994 and 1993, and a 34% rate for 1992.

MERGERS AND ACQUISITIONS

Crestar continued to enhance its presence in current markets through the completion of seven acquisitions in 1994, and the announcement of three additional acquisitions, two of which were completed in January 1995, all accounted for by the purchase method.

          On January 11, 1994, Crestar Mortgage Corporation acquired Mortgage Capital Corporation, a privately held wholesale mortgage production company based in St. Paul, Minnesota, for a purchase price of $5.2 million. Under terms of the purchase agreement, an additional $2.4 million may be paid to the former owners, depending on the future performance of Mortgage Capital Corporation's operations through 1999. With production offices in Illinois, Colorado, Florida and Ohio, the purchase expands Crestar Mortgage Corporation's national wholesale mortgage production operations. Crestar Financial Corporation's additional six acquisitions in 1994, two acquisitions completed in January 1995, and one pending acquisition are summarized in the following chart:

(DOLLARS IN MILLIONS)                            BANKING
                                                 OFFICES
QUARTER ACQUIRED:                                  ADDED
  FINANCIAL INSTITUTION     LOANS    DEPOSITS      (NET)    PRICE
1st Quarter 1994:
  Virginia Federal         $  550    $    500         10    $  52
  Providence                  250         300          6       27
  NVR Federal                 210         340          2       42
2nd Quarter 1994:
  Piedmont Federal              -         150          -       10
  Annapolis Bancorp           210         250          9       16
3rd Quarter 1994:
  Second National               -          17          1        -
1st Quarter 1995:
  Independent Bank             50          70          4       12
  Jefferson Savings           210         250          5       23
Pending:
  TideMark Bancorp            170         270          3       38
   Total                   $1,650    $  2,147         40

          On January 20, 1995, Crestar completed the previously announced acquisitions of Jefferson Savings and Loan Association, F.A. (Jefferson Savings) and Independent Bank. Jefferson Savings, a Warrenton, Virginia based thrift institution, represents Crestar's first operations in Warrenton, Culpeper, Front Royal and Luray, while further strengthening Crestar's market position in Charlottesville and Loudon County. The purchase of Independent Bank, a Manassas-based commercial bank, added four banking offices in Prince William County, enhancing Crestar's leading market position in one of Virginia's fastest growing areas.

          Crestar's acquisition of TideMark Bancorp, Inc. (TideMark) is expected to be completed in March 1995. TideMark, based in Newport News, Virginia, had 12 branches in the Hampton Roads metropolitan area and total assets of $394 million at December 31, 1994. TideMark was the oldest and largest financial institution headquartered in the Virginia Peninsula area of eastern Virginia.

          Each of the seven acquisitions completed in 1994 have been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Crestar's 1994 results include the results of operations of the acquired institutions from the date of their respective purchase. Financial results for 1994 do not include the results of the three 1995 purchase method acquisitions (Jefferson Savings, Independent Bank and TideMark). Financial statement note 2 contains additional information concerning mergers and acquisitions.

COMMON STOCK AND DIVIDENDS

On December 31, 1994, Crestar's common stock price was $37 5/8, down 10% from the December 31, 1993 closing price of $41 7/8. Declines were noted in many financial institution stocks during 1994, as increases in interest rates led many investors to make stock portfolio changes. The Keefe Index of bank stocks

TABLE 2   ANALYSIS OF PRIMARY
EARNINGS PER SHARE
                                    1994      1993
                                     VS.       VS.
                                    1993      1992
Earnings Per Share -
  prior period                    $ 3.68     $2.32
Interest income                     1.58      (.60)
Interest expense                    (.66)     1.31
Provision for loan losses            .33       .87
Securities gains or losses          (.22)     (.02)
Other noninterest income             .33       .54
Foreclosed properties expense        .55       .47
Other noninterest expense          (1.05)     (.83)
Income taxes                        (.10)     (.11)
Increased shares outstanding        (.03)     (.27)
Preferred dividends                  .06         -
Net increase                         .79      1.36
Earnings Per Share -
  current period                  $ 4.47     $3.68

($ per share)(Common Stock Price & Book Value Graph)


        Price range
        High     Low      Book value
1990    29 5/8   12 1/8   $23.15
1991    25       11 1/4    23.23
1992    39 3/4   17 1/4    25.24
1993    46 1/2   35 1/8    28.32
1994    49 3/4   36 1/8    30.16

(Percent)(Return On Average Assets Bar Graph)

1990   1991   1992   1993   1994
 .52    .30    .67   1.12   1.24

(Percent)(Return On Average Common Equity Bar Graph)

1990   1991   1992   1993   1994
7.99   4.19   9.73   13.90  15.38


decreased 3% during 1994, while the S&P 500 posted a decline of 2%. The Keefe Index is a composite of bank stocks tracked by Keefe, Bruyette and Woods, Inc., a widely known banking industry analyst and investment banking company.

          Book value per common share was $30.16 at December 31, 1994, and represented a 6% increase over Crestar's December 31, 1993 book value per share. The ratio of year-end market value to book value was 1.25x at December 31, 1994. Total market capitalization at December 31, 1994 was $1.4 billion. On the basis of 1994 earnings per share of $4.47 and the year-end market price of $37 5/8, the December 31, 1994 price/earnings ratio was 8.4x.

          Dividends declared in 1994 were $1.53 per common share, an increase of 34% when compared with dividends declared of $1.14 per share in 1993. Reflecting improved earnings, the common dividend was increased during the second quarter of 1994. The current quarterly dividend of $.40 represents an annualized dividend of $1.60, equating to a yield of 4.25% based on the year-end market price. The Corporation's objective is to pay dividends of approximately 30% to 40% of earnings to common shareholders. Common dividends declared in 1994 were 34% of net income available to common shareholders compared with 31% in 1993.

CAPITAL RESOURCES AND ADEQUACY

Crestar's capital position continued to strengthen as evidenced by significant equity growth and strong capital ratios. Average shareholders' equity grew 6%, 24% and 6% in 1994, 1993, and 1992, respectively. Equity growth in 1994 is attributable to the record earnings of the Corporation, partially offset by Crestar's purchase and retirement of 1.1 million shares of common stock and by the negative impact of reflecting net unrealized losses on securities available for sale as a component of shareholders' equity (further discussion of this accounting change is included in "Liquidity and Interest Sensitivity" and in financial statement note 1). In addition, in December 1993, $45 million in preferred stock was redeemed. During 1994, Crestar purchased and retired 1,120,300 shares of common stock at an average price of $43.25 per share, primarily to meet the needs of the dividend reinvestment plan and thrift and profit sharing plan, the June 1994 Annapolis Bancorp, Inc. acquisition, and in anticipation of common stock to be issued for acquisitions occurring in the first quarter of 1995. The 1993 increase in average shareholders' equity was primarily attributable to higher earnings, the issuance of common stock in connection with the CFS Financial Corporation acquisition, and the October 1992 public issuance of 3.5 million common shares which was not fully reflected in average shareholders' equity until 1993. The Corporation purchased and retired 522,300 shares of common stock at an average price of $40.31 per share during 1993. The Consolidated Statements of Changes in Shareholders' Equity provide details of these and other equity transactions.

          Crestar's equity to assets ratio at December 31, 1994 was 8.04%, compared to a ratio of 8.00% at December 31, 1993. The average equity to assets ratio was 8.06% for 1994, compared to 8.25% for 1993. The year-end equity leverage ratio (defined as average total assets divided by average total shareholders' equity) increased slightly, from 12.12x in 1993 to 12.40x in 1994. Other capital ratios for 1994 and

($ In Millions)(Net Interest Income *Bar Graph)
1990   1991   1992   1993   1994
$442    443    498    540    593

*Tax Equivalent Basis

(Percent)(Net Interest Margin *Bar Graph)
1990   1991   1992   1993   1994
4.22   4.29   4.67   4.78   4.83

*Tax Equivalent Basis

($ In Millions)(Sources Of Funds-Averages Stacked Bar Graph)

                                             Interest-
        Long-Term Other        Purchased     Bearing
        Debt      Sources-Net  Liabilities   Core Deposits
1990    $170      $1,223       3,372         $5,703
1991     163       1,285       2,260          6,613
1992     186       1,492       1,252          7,733
1993     215       1,856       1,502          7,711
1994     235       2,013       1,271          8,753


TABLE 3    CAPITAL ADEQUACY
DOLLARS IN THOUSANDS

RISK-ADJUSTED CAPITAL AT DECEMBER 31                             1994        1993
Tier 1 Capital:
 Shareholders' equity                                       $ 1,126,065  $ 1,062,477
 Goodwill and other adjustments                                 (58,518)     (48,260)
   Total Tier 1 capital                                       1,067,547    1,014,217
Tier 2 Capital:
 Allowable long-term debt                                       304,595      164,964
 Allowable allowance for loan losses net
   of other adjustments                                         140,794      120,691
   Total Tier 2 capital                                         445,389      285,655
Total risk-adjusted capital                                   1,512,936    1,299,872
Risk-adjusted assets, net of allowance                       11,345,655    9,623,545
Fourth quarter average assets, net of adjustments            13,599,856   12,874,009
Risk-adjusted capital ratios:
  Tier 1                                                            9.4%        10.5%
  Total                                                            13.3         13.5
Tier 1 leverage ratio                                               7.9          7.9
OTHER CAPITAL RATIOS
Average equity to:
 Average total assets                                              8.06         8.25
 Average loans, net of unearned income                            13.23        15.19
Equity leverage                                                   12.40x       12.12x
Equity formation rate                                             10.15%        9.24%
Period-end equity to assets                                        8.04         8.00
Tangible leverage ratio                                             7.2          7.3

          ($ In Millions)(Uses Of Funds-Averages Stacked Bar Graph)

                                      Securities
                                      Held To
                                      Maturity and
        Mortgage     Money            Securities
        Loans Held   Market           Available
        For Sale     Investments      For Sale        Loans
1990    $121         $219             $2,362          $7,767
1991     157          738              2,151           7,275
1992     368          989              2,581           6,725
1993     368          676              3,404           6,836
1994     325          604              3,037           8,305


1993 are shown in Table 3. A key measure of equity's ability to absorb losses is the ratio of average equity to average loans. Despite significant loan growth and the Corporation's common stock repurchase program, this measure continued to reflect Crestar's capital strength, totaling 13.23% for 1994, compared to 15.19% for 1993 and 12.48% for 1992. The equity formation rate (calculated as net income less dividends declared divided by average total equity) increased to 10.15% in 1994 from 9.24% in 1993.

          Risk-based capital ratios are another measure of capital adequacy. At December 31, 1994, Crestar's consolidated risk-adjusted capital ratios were 9.4% for Tier 1 and 13.3% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on- and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on- and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks was considered "well-capitalized," the highest category of capitalization defined by the regulators allowing for the lowest level of FDIC insurance premium rates, as of December 31, 1994.

          Additional regulatory capital measures include the Tier 1 leverage ratio and the tangible leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 1994, Crestar's Tier 1 leverage ratio was 7.9%. The tangible leverage ratio is calculated by excluding intangibles from both assets and capital and is utilized by the Federal Reserve Board in evaluating proposals for expansion or acquisitions. At December 31, 1994, Crestar's tangible leverage ratio was 7.2%, well within accepted Federal Reserve Board ranges.

          A double leverage ratio of over 100% measures the extent to which the equity capital of subsidiaries is supported by Parent Company debt rather than equity. Calculated as the investment in its subsidiaries divided by its own equity accounts, Crestar Financial Corporation's double leverage was 99.9% at December 31, 1994, compared to 96.8% at December 31, 1993. Financial statement note 21 contains Parent Company financial statements.

          In November 1994, Crestar sold $150 million of 8 3/4% subordinated notes due November 15, 2004. Net of underwriting discounts, the notes resulted in proceeds of $148.6 million to the Corporation at an effective interest rate of 8.79%. Proceeds from the sale of the notes have been utilized for general corporate purposes, including the cash requirements for first quarter 1995 acquisitions. The subordinated notes, which qualify as a component of total capital for the Corporation's risk-adjusted capital ratios, were issued under a shelf registration statement with the Securities and Exchange Commission. Under the remaining terms of the shelf registration, the Corporation may issue in the future up to $150 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

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

          Net interest income in Table 4 is presented on a tax-equivalent basis to enhance the comparability of assets with different tax attributes. This comparability is achieved through increasing interest income on tax-exempt assets by an amount equal to the Federal income taxes which would have been paid had the income been fully taxable. This tax-equivalent adjustment is based on the applicable statutory federal corporate income tax rate and resulted in an increase to pre-tax income from earning assets in 1994, 1993 and 1992 of $10.9 million, $12.6 million and $16.0 million, respectively. On a tax-equivalent basis, net interest income increased $53.1 million or 10% in 1994 following a $41.5 million or 8% rise in 1993.

TABLE 4 AVERAGE BALANCES, NET INTEREST INCOME AND RATE/VOLUME ANALYSIS(1)

DOLLARS IN MILLIONS

    AVERAGE BALANCE          YIELD/RATE
  1994    1993    1992    1994    1993    1992
    $      $       $       %        %      %
 2,590   2,459    2,717   7.70    7.62    8.16    Commercial loans
   215     263      309   9.59    8.53    8.86    Tax-exempt loans
 1,710   1,450    1,373   8.44    8.78   10.73    Instalment loans
 1,144     701      538  11.94   13.67   15.12    Bank card loans
 2,424   1,734    1,442   7.51    7.77    8.87    Real estate loans
   222     229      346   8.21    7.06    6.54    Construction loans
 8,305   6,836    6,725   8.44    8.54    9.34       Total loans - net of unearned income(2)
   768   1,684    2,351   6.45    6.83    6.98    Taxable securities held to maturity
    74     100      132   9.79   10.28   10.66    Tax-exempt securities held to maturity
   -        29       33    -      6.17    8.61    Common and preferred stocks
   842   1,813    2,516   6.74    7.01    7.19       Total securities held to maturity
 2,195   1,591       65   5.91    5.36    6.49    Securities available for sale
   605     676      989   4.35    3.49    3.81    Money market investments
   325     368      368   7.10    6.85    7.75    Mortgage loans held for sale
12,272  11,284   10,663   7.63    7.49    8.25       Total earning assets
 1,862   1,630    1,444   2.21    2.33    3.07    Interest checking deposits
 2,378   2,280    2,316   2.84    2.57    3.28    Money market deposit accounts
 1,419   1,103      781   2.66    2.82    3.42    Regular savings deposits
   628     571      754   3.17    3.13    4.66    Money market certificates
 2,466   2,127    2,439   4.36    4.55    5.59    Other domestic time deposits
 8,753   7,711    7,734   3.13    3.14    4.12       Total interest-bearing core deposits
    59      44      116   4.44    4.46    6.59    Certificates of deposit $100,000 and over
   -         2        4   3.10    2.88    3.28    Deposits in foreign offices
 1,212   1,456    1,132   3.97    3.01    3.37    Short-term borrowings
 1,271   1,502    1,252   4.00    3.05    3.66    Purchased liabilities
   235     215      186   8.30    8.12    9.25    Long-term debt
10,259   9,428    9,172   3.36    3.24    4.16       Total interest-bearing liabilities
 2,013   1,856    1,491                           Other sources - net
12,272  11,284   10,663   2.80    2.71    3.58       Total sources of funds
                          4.83    4.78    4.67    Net Interest Margin/Income

(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate, exclusive of the alternative minimum tax and nondeductible interest expense, and the tax-equivalent adjustment to interest income was $10.9 million, $12.6 million and $16.0 million for 1994, 1993 and 1992, respectively

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

These increases reflect an increase in average earning assets of 9% in 1994 and 6% in 1993.

       The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Corporation's net yield on its earning assets. In 1994, the net interest margin of 4.83% improved five basis points from 4.78% in 1993. Significant items affecting the change in the net interest margin from 1993 to 1994 are summarized in Table 5. Positive influences on the 1994 margin include favorable changes in the composition of balance sheet earning assets and lower levels of nonperforming assets. Changes in balance sheet mix increased the 1994 net interest margin by approximately 22 basis points. Loans as a percentage of total earning assets increased from an average of 61% in 1993 to 68% in 1994, as growth in loans were partially funded from declining levels of investment securities. On the funding side, reduced short-term borrowings coupled with growth in free sources of funds (primarily shareholders' equity and net demand deposits) provided a two basis point benefit to the


In Thousands                                    1994 vs. 1993                             1993 vs. 1992
       Income/Expense(3)           Increase             Change due to(4)       Increase             Change due to(4)
1994        1993        1992      (Decrease)       Rate(5)        Volume      (Decrease)           Rate(5)       Volume
 $           $           $            $             $               $              $                   $            $
199,399    187,463    221,732      11,936          2,055         9,881         (34,269)            (13,302)      (20,967)
 20,578     22,418     27,414      (1,840)         2,270        (4,110)         (4,996)               (879)       (4,117)
144,364    127,332    147,307      17,032         (5,807)       22,839         (19,975)            (28,229)        8,254
136,631     95,923     81,409      40,708        (18,531)       59,239          14,514             (10,046)       24,560
181,963    134,666    127,868      47,297         (6,055)       53,352           6,798             (18,984)       25,782
 18,185     16,171     22,591       2,014          2,531          (517)         (6,420)              1,173        (7,593)
701,120    583,973    628,321     117,147         (7,233)      124,380         (44,348)            (54,692)       10,344
 49,545    115,118    164,058     (65,573)        (2,974)      (62,599)        (48,940)             (2,554)      (46,386)
  7,258     10,233     14,047      (2,975)          (363)       (2,612)         (3,814)               (378)       (3,436)
   -         1,803      2,863      (1,803)          -           (1,803)         (1,060)               (716)         (344)
 56,803    127,154    180,968     (70,351)        (2,285)      (68,066)        (53,814)             (3,391)      (50,423)
129,666     85,331      4,234      44,335         11,994        32,341          81,097             (17,929)       99,026
 26,288     23,580     37,630       2,708          5,197        (2,489)        (14,050)             (2,144)      (11,906)
 23,084     25,191     28,522      (2,107)           807        (2,914)         (3,331)             (3,311)          (20)
939,961    845,229    879,675      91,732         18,228        73,504         (34,446)            (85,445)      (50,999)
 41,234     38,001     44,278       3,233         (2,194)        5,427          (6,277)            (11,959)        5,682
 67,530     58,496     75,936       9,034          6,521         2,513         (17,440)            (16,275)       (1,165)
 37,821     31,091     26,749       6,730         (2,207)        8,937           4,342              (6,661)       11,003
 19,915     17,861     35,137       2,054            290         1,764         (17,276)             (8,776)       (8,500)
107,442     96,849    136,344      10,593         (4,794)       15,387         (39,495)            (22,090)      (17,405)
273,942    242,298    318,444      31,644         (1,258)       32,902         (76,146)            (75,216)         (930)
  2,589      1,975      7,651         614            (11)          625          (5,676)               (944)        (4,732)
     11         68        145         (57)           -             (57)            (77)                 (9)           (68)
 48,169     43,787     38,096       4,382         11,716        (7,334)          5,691              (5,190)        10,881
 50,769     45,830     45,892       4,939          4,947            (8)            (62)             (9,210)         9,148
 19,507     17,489     17,197       2,018            434         1,584             292              (2,435)         2,727
344,218    305,617    381,533      38,601         11,593        27,008         (75,916)            (86,644)        10,728
344,218    305,617    381,533      38,601         11,757        26,844         (75,916)            (98,224)        22,308
592,743    539,612    498,142      53,131          6,471        46,660          41,470              12,779         28,691

(3) Includes tax-equivalent net loan fees of $2.7, $3.1 and $4.4 million in 1994, 1993 and 1992, respectively

(4) Variances are computed on a line-by-line basis and are non-additive

(5) Variances caused by the change in rate times the change in balances are allocated to rate


1994 net interest margin.

         As nonperforming assets continued to decline, a corresponding decrease occurred in their negative impact on the net interest margin. The lower levels of nonperforming assets in 1994 had a favorable impact on the net interest margin of approximately five basis points. Additional income of approximately $12.8 million for 1994 and $9.3 million for 1993 would have been realized had all nonperforming assets performed as originally expected.



         The benefits from off-balance sheet hedging activities (primarily interest rate swaps) declined in 1994 compared with 1993 as the notional principal balance on favorable swaps was reduced, due to maturities and amortization in 1994, and due to an environment of rising interest rates during the year. Off-balance sheet hedging activities contributed $18.3 million to net interest income in 1994, compared with $34.3 million in 1993. The reduction equated to a 16 basis point negative impact on the 1994 net interest

TABLE 5    ANALYSIS OF NET INTEREST MARGIN

                                                                                PERCENT OF AVERAGE
                                        NET INTEREST MARGIN      MARGIN CHANGE    EARNING ASSETS
                                             1994     1993       1994 VS. 1993    1994      1993

Earning Asset Mix:                                                     22 bp
  Loans - net of unearned income                                                  67.7%     60.5%
  Securities held to maturity and securities
   available for sale                                                             24.7      30.2
  Money market investments                                                         4.9       6.0
  Mortgage loans held for sale                                                     2.7       3.3
Funding Mix:                                                            2
  Interest-bearing core deposits                                                  71.3      68.3
  Purchased liabilities                                                           10.4      13.3
  Long-term debt                                                                   1.9       1.9
  Other sources - net                                                             16.4      16.5
Decreased nonperforming assets                                          5
Off-balance sheet hedges                                              (16)
Interest rate changes                                                  (7)
Other                                                                  (1)
Net Interest Margin                           4.83%     4.78%           5 bp

margin as compared to 1993 results. An additional negative impact on the net interest margin for 1994 stemmed from changes in interest rates received on earning assets and paid on funding sources. Such changes in interest rates contributed a negative impact of seven basis points in comparison to 1993 average interest rates. Driving this impact were declines in average rates earned on real estate mortgages and instalment loans, and the maturity of higher-yielding fixed rate securities during 1994. Competitive marketing programs have also resulted in a decline in the average rate earned on bank card loans, from 13.67% in 1993 to 11.94% in 1994. The average rate paid on total savings and time deposits was 3.13% in 1994, compared to 3.14% for 1993. Rate increases on money market deposit accounts and money market certificates were offset by declines in average rates paid on interest checking deposits, regular savings deposits and other domestic time deposits during the year.

          Acquisitions completed during 1994 added over $25 million to Crestar's 1994 net interest income. While these seven acquisitions, in the aggregate, were accretive to the Corporation's earnings per share for 1994, they negatively impacted Crestar's net interest margin for the year. This is primarily due to their aggregate concentrations of residential real estate mortgage loans and short-term investments as earning assets, when compared to Crestar's overall earning asset composition. The impact of the acquisitions on Crestar's 1994 net interest margin was a reduction of approximately 30 basis points.

          From 1992 to 1993, the net interest margin improved from 4.67% to 4.78%, reflecting the benefit of changes in the mix of earning assets and lower levels of nonperforming assets.

PROVISION AND ALLOWANCE FOR
LOAN LOSSES

Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and prospective credit losses, loan performance measures, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluations of the adequacy of the allowance for loan losses. Individual loan-by-loan reviews are performed on large commercial and real estate exposures in the lower quality regulatory risk ratings. Smaller commercial and real estate credits are analyzed utilizing a formula-based approach that encompasses the risk factors detailed above. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis.

       Crestar's credit quality continued to reflect significant improvement in 1994. Total credit costs, including the provision for loan losses and foreclosed properties expense, were $30.3 million in 1994, a reduction of $51.5 million or 63% from $81.8 million in 1993. Crestar made provisions for loan losses of $29.7 million in 1994, down $19.1 million or 39% from 1993. This followed a 51% decrease in the provision for loan losses in 1993 from 1992. A

TABLE 6    ALLOWANCE FOR LOAN LOSSES


DOLLARS IN THOUSANDS                    1994           1993           1992           1991           1990
Beginning balance                 $  210,958     $  205,017     $  210,004     $  149,375     $   93,160
Allowance from acquisitions           15,687         22,000          9,700          1,850          2,012
Provision for loan losses             29,682         48,775         99,242        209,522        131,055
Loans charged off:
  Commercial                          14,138         28,491         44,224         68,512         31,007
  Instalment                           9,396          9,289         11,031         14,307         13,505
  Bank card                           28,573         21,064         24,458         26,078         18,465
  Real estate                         12,280         25,182         21,285         24,549          9,753
  Construction                           817          5,307         29,664         32,735         16,095
    Total loans charged off           65,204         89,333        130,662        166,181         88,825
Recoveries:
  Commercial                           8,630          9,827          5,348          4,856          3,481
  Instalment                           5,308          4,851          5,330          5,909          5,463
  Bank card                            4,676          4,882          4,707          3,612          2,624
  Real estate                          5,063            847            328          1,029            400
  Construction                         4,389          4,092          1,020             32              5
    Total recoveries                  28,066         24,499         16,733         15,438         11,973
Net charge-offs                       37,138         64,834        113,929        150,743         76,852
Allowance, December 31:
  Commercial                          61,004         63,008         86,017         97,500         68,000
  Instalment                          13,500         14,000         13,000          9,000          7,500
  Bank card                           27,000         20,000         12,000         11,500         10,000
  Real estate                         42,000         50,000         48,000         41,000         27,500
  Construction                        15,000         16,000         16,000         34,000         25,500
  Unallocated                         60,685         47,950         30,000         17,004         10,875
Balance, December 31              $  219,189     $  210,958     $  205,017     $  210,004     $  149,375
Loans:
  Total at year end               $9,285,637     $7,287,122     $6,581,721     $7,065,786     $7,680,210
  Average during year              8,305,287      6,836,478      6,725,311      7,275,301      7,767,200
Net charge-offs to:
  Average total loans                    .45%           .95%          1.69%          2.07%           .99%
  Provision for loan losses           125.12         132.92         114.80          71.95          58.64
Allowance for loan losses to:
  Year-end loans                        2.36           2.89           3.11           2.97           1.94
  Net charge-offs                       5.90x          3.25x          1.80x          1.39x          1.94x
Net charge-offs earnings coverage       7.66           3.89           1.74           1.65           2.63

lingering recessionary climate and its impact on the quality of the commercial and real estate loan portfolios necessitated a provision for loan losses of $99.2 million in 1992.

          As a result of the continued improved credit quality, 1994 net charge-offs of $37.1 million were down $27.7 million or 43% from 1993. In the years of 1990 through 1993, charge-offs related to real estate developers and investors (REDI) contributed disproportionately to total net charge-offs, as the REDI portfolio was the primary source of weaker credit quality during this recessionary period. The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers or investors. REDI net charge-offs comprised 49% of total net charge-offs of $64.8 million in 1993. In comparison, REDI charge-offs in 1994 comprised 16% of total net charge-offs of $37.1 million. As a percent of average REDI loans, REDI net charge-offs were 0.5% in 1994, 2.8% in 1993 and 5.0% in 1992.

             Net charge-offs as a percentage of average loans were 0.45% in 1994, compared to 0.95% in 1993 and 1.69% in 1992. The declines in this ratio during 1994 and 1993 reflect the improved credit quality trends and economic conditions noted above. With improvements in commercial and REDI loan net charge-off


TABLE 7    NONINTEREST INCOME
IN THOUSANDS                            1994         1993        1992        1991        1990
Service charges on deposit accounts $ 82,851     $ 79,419    $ 73,944    $ 57,953    $ 45,946
Trust and investment advisory         55,609       57,440      51,007      48,322      45,169
Bank card-related                     39,529       27,500      23,141      22,694      22,072
Mortgage servicing                    18,986       15,371      13,637      13,363      12,918
Mortgage origination - net             8,495       20,631      16,631       9,504       6,331
Automated teller machine fees         10,605        9,355       7,925       5,463       4,073
Trading account activities             1,069        4,415       6,880       8,295       4,222
Commissions on letters of credit       5,135        7,272       5,081       5,899       5,651
Safe deposit box rental                3,537        2,239       3,282       3,033       2,318
Annuities                              6,087        4,347       1,816         869         703
Mutual funds                           2,666        3,379       1,104         224         173
Insurance                              2,337        2,234       2,190       2,236       2,205
Gain on sale of mortgage
  servicing rights                    18,732        3,600       1,761           -         281
Gain on pension settlement                 -            -           -       2,236           -
Miscellaneous                          9,408        8,826       6,429       5,573       2,530
Securities gains (losses)            (10,776)       2,237       3,563      48,165      12,216
  Total noninterest income          $254,270     $248,265    $218,391    $233,829    $166,808

levels, the largest proportion of net loan charge-offs during 1994 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $23.9 million in 1994, compared to $16.2 million in 1993. This increase in bank card net charge-offs is largely attributable to growth in the bank card loan portfolio. Current expectations are that the ratio of net charge-offs to average total loans for the full year 1995 will increase from the level achieved in 1994, but remain below 1993's results. This expectation is based upon assumptions regarding the general economic climate in Crestar's principal markets and the performance characteristics of the loan portfolio, including Crestar's continued success in resolving remaining nonperforming loans. Changes in these conditions may produce different results.

         The allowance for loan losses at December 31, 1994 was $219 million, representing 2.36% of year-end loans, 231% of total nonperforming assets and 287% of total nonperforming loans. Comparative measures at the end of 1993 were $211 million or 2.89% of loans, 218% coverage of total nonperforming assets and 264% coverage of total nonperforming loans. Improvement in the two coverage ratios was due to a reduction in nonperforming assets, despite additions of $34.0 million in nonperforming assets during 1994 arising from the Corporation's seven acquisitions of financial institutions. Detail of the activity in the allowance for loan losses for the past five years is shown in Table 6. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Although the allowance for loan losses is a general allowance applicable to all loan categories, the allocation provided in Table 6 is made to provide an indication of the relative risk assessment of the components of the loan portfolio.

NONINTEREST INCOME

Noninterest income increased 2% in 1994, following a 14% increase in 1993. Excluding securities gains and losses, noninterest income increased $19.0 million or 8% over 1993, compared with a 1993 increase of $31.2 million or 15% over 1992. The 1994 increase arose from growth in the noninterest income categories of bank card-related fee income, mortgage income, and service charges on deposit accounts. Reflecting promotional activities and increased merchant fee volume, bank card-related fee income increased by $12.0 million, or 44%, during 1994. Mortgage income increased $6.6 million, or 17%, in 1994, as increased servicing income and gains on sale of servicing rights offset declines in mortgage origination fees. While a higher interest rate environment reduced origination fees from refinancing activity, there was reduced run-off in Crestar's mortgage servicing portfolio. Crestar's loan servicing portfolio was $7.8 billion at December 31, 1994, compared to $6.7 billion at year-end 1993 and $4.8 billion at year-end 1992.
Service charges on deposit accounts increased 4%, or $3.4 million, from 1993 levels. Trust and investment advisory income decreased $1.8 million or 3% from 1993, due to an increasingly competitive environment for trust services. In addition, 1994's declining bond market impacted fees earned based on the value of assets under management. At year-end
1994, trust assets held by Crestar's Trust and Investment Management Group approximated $29 billion, and assets under management

TABLE 8    NONINTEREST EXPENSE

IN THOUSANDS                              1994        1993        1992        1991        1990
Salaries                              $243,717    $216,248    $195,089    $176,113    $167,028
Benefits                                59,863      46,378      38,749      32,908      31,131
  Total personnel                      303,580     262,626     233,838     209,021     198,159
Occupancy - net                         42,231      38,359      35,654      32,683      31,293
Equipment                               25,339      24,122      24,011      22,916      23,797
Communications                          25,484      21,136      19,334      18,149      17,798
Stationery, printing and supplies       8,239       7,133       6,451       6,086       7,885
Professional fees and services          12,819      13,487      15,898      13,244       9,769
Loan expense                             9,786       9,034       8,409       5,797       6,105
FDIC premiums                           25,207      22,847      21,003      17,806      10,057
Advertising and marketing               19,906      13,709       8,137       7,866      11,608
Transportation                           5,861       5,388       5,357       5,610       5,866
Outside data services                   18,805      14,879      11,769      11,923      10,533
Bank franchise tax                       3,199       2,810       2,845       3,330       3,201
Amortization of purchased intangibles   12,279      21,926      13,630      12,338      10,154
Miscellaneous                           38,321      32,511      35,279      27,019      29,508
  Subtotal                             551,056     489,967     441,615     393,788     375,733
Foreclosed properties                      652      33,055      60,188      11,833       3,106
  Total noninterest expense           $551,708    $523,022    $501,803    $405,621    $378,839

totaled $9.0 billion. Other miscellaneous income for 1994 fell $1.2 million from 1993 levels, due primarily to reduced trading account income.

NONINTEREST EXPENSE

Noninterest expense increased $28.7 million or 5% in 1994 following an increase of $21.2 million or 4% in 1993. Excluding foreclosed properties expense, noninterest expense increased 12% in 1994 and 11% in 1993. The 1994 increase reflects acquisition-related costs and expenses incurred in expanding bank card lending. Additional expenses arising from the seven acquisitions completed in 1994 were approximately $26.3 million. Bank card expense increases, arising from promotional expenditures and volume-driven staffing increases, amounted to approximately $15.7 million over 1993 expense levels. Excluding these direct expenses and the impact of foreclosed properties expense, noninterest expense increased 4% in 1994.

        Reflecting improved credit conditions and real estate markets, foreclosed properties expense declined from $33.1 million in 1993 to only $652 thousand in 1994. Operating expenses related to foreclosed properties were down 82%, falling from $13.2 million in 1993 to $2.4 million in 1994. Market write-downs on foreclosed properties were $0.5 million in 1994 compared to $5.8 million in 1993. Crestar recorded a net gain of $3.0 million on the sale of foreclosed properties in 1994. In the previous year, the Corporation recorded net losses on the sale of foreclosed properties of $4.9 million. A $6.4 million provision for losses on foreclosed properties was also recorded in 1993.

        Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) was adopted by Crestar on January 1, 1994. Under SFAS 112, benefits provided to inactive or former employees before retirement are accrued during the period of active employment, rather than being expensed as paid. For Crestar, such benefits consist principally of short-term disability benefits. Adoption of SFAS 112 resulted in a pre-tax charge to employee benefit expense, recorded in the first quarter of 1994, of $1.8 million.

        Total capital expenditures for 1994, 1993 and 1992 were approximately $53 million, $55 million and $46 million, respectively. The 1994 figure included expenditures for branch and office refurbishments, new branch computer technology, and initial construction outlays for a new headquarters building for Crestar Mortgage Corporation. Expenditures in 1995 are anticipated to approximate $91 million. Of this amount, approximately $20 million will be expenditures for the new five-story building to house Crestar Mortgage Corporation and for the purchase of an additional office building currently being leased.

INCOME TAXES

In 1994, Crestar's income tax expense was $85.6 million, up from $63.0 million in 1993 and $19.7 million in 1992. The effective tax rates for 1994, 1993 and 1992 were 33.6%, 31.0% and 19.8%, respectively. The 1994 increase in the effective tax rate was attributable to reduced proportions of tax-exempt interest and dividends, higher provisions for state income taxes, and a favorable deferred tax adjustment recorded in 1993, which reflected an increase in net deferred tax assets due to provisions of the Omnibus Budget Reconciliation Act of 1993. The increase in Crestar's effective tax rate from 1992 to 1993 was attributable to higher earnings in 1993, and due to the utilization of available alternative minimum tax credit carryforwards in 1992.

       In 1993, Crestar adopted the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are based on the differences between financial statement and tax basis of assets and liabilities. The tax effects of these differences are measured using enacted tax rates that will be effective for the period during which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if, and to the extent, it is more likely than not that the deferred tax assets will not be fully realized. In management's judgment, no valuation allowance was necessary at December 31, 1994 and 1993. Deferred tax expense is measured by the change in the net deferred tax assets or liabilities for the period.

LIQUIDITY AND INTEREST SENSITIVITY

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and investments, and the ability to generate new deposits or borrowings as needed.

        Core deposits provide a typically stable source of liquidity. Interest-bearing core deposits represented 69% of total funding sources at December 31, 1994 compared with 65% at December 31, 1993. Core deposits are supplemented by additional sources of liquidity in the form of short-term borrowings and large CDs, normally available from both national and local markets. While Crestar's short-term borrowings include local funds, national sources are also utilized to acquire funds. Crestar's liquidity position is actively managed on a daily basis, monitored regularly by the Asset/Liability Management Committee (ALCO) and reviewed periodically with the Board of Directors. ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, accepting manageable interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

          Interest sensitivity refers to the volatility of profitability as a result of changes in interest rates. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committee. The level of exposure taken is based on an assessment of the market environment, and will vary from period to period.

          The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. The committee establishes limits on net interest income at risk for a twenty-four month period. A two year net interest income forecast is prepared regularly based on flat, high, low and most likely interest rate scenarios. The high and low interest rate scenarios are based upon an assessment of the historic volatility of interest rates. The expected dynamics of the balance sheet under each scenario, including shifts in loans and deposits, are included in the simulations. By its nature, this simulation process includes numerous assumptions, for both long-term and short-term timeframes, including assumptions on average balances and yields. Many of the assumptions are both highly qualitative and subjective. The high rate and low rate estimates generated by this process are then compared to the flat scenario. At year-end 1994, Crestar's projection of pre-tax net interest income at risk, as a percentage of the next twenty-four month's net interest income under a flat scenario, was 3.4% for a high interest rate scenario, and 4.4% for a falling interest rate scenario. The net interest income at risk percentage does not consider future discretionary actions, including hedging activity, that may be entered into to manage future earnings volatility.

          A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing predominantly all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using Monte Carlo rate simulation techniques. The banking industry and its regulatory authorities are moving toward a market value method of interest sensitivity assessment. Crestar has been developing this tool and is incorporating it as another component of interest rate risk management to supplement the results achieved through net interest income simulation.

          Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. Table 9 reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 1994. At that point in time, Crestar had a cumulative negative six-month gap with

TABLE 9    INTEREST SENSITIVITY ANALYSIS

DECEMBER 31, 1994
IN MILLIONS                                                            MATURITY/RATE SENSITIVITY
                                          WITHIN            2-3            4-6           7-12         OVER
USES OF FUNDS                          ONE MONTH         MONTHS         MONTHS         MONTHS     ONE YEAR        TOTAL

Loans:
  Commercial                          $  2,169.0     $     49.5     $     56.3     $     62.9     $  554.5    $ 2,892.2
  Tax-exempt                               149.8            0.7            6.1            3.6         40.7        200.9
  Instalment                               508.5           74.6          118.4          513.2        595.3      1,810.0
  Bank card                                224.1           57.3          102.5          229.5        863.9      1,477.3
  Real estate                              528.5          264.1          321.5          588.9      1,017.6      2,720.6
  Construction                             136.1            0.7            2.3            5.8         39.7        184.6
Securities held to maturity                 10.1           23.2           29.7           88.9        755.5        907.4
Securities available for sale              318.3           15.8           68.3          115.4      1,104.2      1,622.0
Money market investments                   447.6            0.1            4.9              -            -        452.6
Mortgage loans held for sale               209.5              -              -              -            -        209.5
Total earning assets                     4,701.5          486.0          710.0        1,608.2      4,971.4     12,477.1
Interest sensitivity hedges on assets     (700.0)        (254.4)        (102.2)          39.3      1,017.3           -
  Total uses                          $  4,001.5     $    231.6     $    607.8     $  1,647.5     $5,988.7    $12,477.1
SOURCES OF FUNDS
Interest checking deposits            $  1,916.4     $        -     $        -     $        -     $      -    $ 1,916.4
Money market deposit accounts            2,342.2              -              -              -            -      2,342.2
Regular savings deposits                 1,394.1              -              -              -            -      1,394.1
Money market certificates and
  other domestic time deposits             331.1          411.0          613.2          713.1        887.4      2,955.8
Certificates of deposit
  $100,000 and over                         24.2           11.9           15.2            7.4          7.5         66.2
Short-term borrowings                    1,380.8              -              -              -            -      1,380.8
Long-term debt                               0.1            0.3            0.3           10.6        355.7        367.0
  Total interest-bearing liabilities     7,388.9          423.2          628.7          731.1      1,250.6     10,422.5
Other sources - net                            -              -              -              -      2,054.6      2,054.6
  Total sources                       $  7,388.9     $    423.2     $    628.7     $    731.1     $3,305.2    $12,477.1
Cumulative maturity/rate
  sensitivity gap                     $ (3,387.4)    $ (3,579.0)    $ (3,599.9)    $ (2,683.5)    $      -    $       -
ADJUSTMENTS
Beta adjustments:
  Interest checking (beta factor .21) $  1,514.0
  Money market accounts
    (beta factor .57)                    1,007.2
  Regular savings (beta factor .13)      1,212.9
Demand deposit sensitivity                (724.9)
Cumulative adjusted maturity/rate
  sensitivity gap                     $   (378.2)    $   (569.8)    $   (590.7)    $    325.7     $      -    $       -

$3.6 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

          In addition to the traditional gap measurement presentation, Table 9 also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's commercial

TABLE 10    OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS (1)

DECEMBER 31, 1994                                     WEIGHTED    AVERAGE
DOLLARS IN THOUSANDS                                   AVERAGE      FIXED         ESTIMATED
                                         NOTIONAL     EXPECTED    RECEIVE              FAIR
                                          BALANCE     MATURITY       RATE             VALUE     COMMENTS
ASSET RATE CONVERSIONS
  Generic interest rate swaps           $ 600,000     1.5 yrs.       6.35%                      Convert floating rate
   Unrealized gross gains                                                        $     169      assets to fixed rate.
   Unrealized gross losses                                                         (20,738)
     Net unrealized loss                                                           (20,569)

  Amortizing interest rate swaps          860,166     2.4 yrs.       5.26%                      Convert floating rate
   Unrealized gross gains                                                                3      assets to fixed rate.
   Unrealized gross losses                                                         (74,581)
     Net unrealized loss                                                           (74,578)

  Interest rate floors                    200,000      .1 yrs.       5.50%(2)                   Minimize interest rate
   Unrealized gross gains                                                                -      risk associated with
   Unrealized gross losses                                                             (83)     falling rates on variable
     Net unrealized loss                                                               (83)     rate assets. Tied to
                                                                                                London Interbank
                                                                                                Offered Rate (LIBOR).
HEDGES OF LENDING COMMITMENTS
  Forward contracts                       266,439      .2 yrs.        n/a                       Hedges of residential
   Unrealized gross gains                                                              265      mortgage lending
   Unrealized gross losses                                                            (241)     commitments.
     Net unrealized gain                                                                24

     Total hedges against
       interest rate risk              $1,926,605                                $ (95,206)

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities; carrying amounts not material
(2) Average strike rate for interest rate floors

demand deposit balances to the level of interest rates. On a cumulative six-month basis, Crestar had a liability sensitive "adjusted gap" at December 31, 1994, with $591 million excess of interest-sensitive sources of funds over uses of funds.

          Each of the above three tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds.

          As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. The majority of Crestar's outstanding derivative instruments at December 31, 1994 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure. Crestar's direct credit exposure is generally limited to the estimated replacement cost of those instruments with a positive market value. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at December 31, 1994, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. No interest rate swaps, floors or caps used as hedges against interest rate risk were sold or terminated prior to maturity during 1994, and at December 31, 1994 there were no deferred gains or

TABLE 11    OFF-BALANCE SHEET DERIVATIVES-EXPECTED MATURITIES (1)



DECEMBER 31, 1994
DOLLARS IN THOUSANDS                WITHIN         ONE TO
                                  ONE YEAR     FIVE YEARS          TOTAL
ASSET RATE CONVERSIONS
  Generic interest rate swaps:
   Notional amount                $300,000     $  300,000     $  600,000
   Average fixed receive rate         6.86%          5.83%          6.35%
   Estimated fair value           $    169     $  (20,738)    $  (20,569)

  Amortizing interest rate swaps:
   Notional amount                $  5,351     $  854,815     $  860,166
   Average fixed receive rate         8.48%          5.24%          5.26%
   Estimated fair value           $      3     $  (74,581)    $  (74,578)

  Interest rate floors:
   Notional amount                $200,000              -     $  200,000
   Average strike rate                5.50%             -           5.50%
   Estimated fair value           $    (83)             -     $      (83)

HEDGES OF LENDING COMMITMENTS
  Forward contracts: (2)
   Notional amount                $266,439              -     $  266,439
   Estimated fair value                 24              -             24

     Total hedges against
       interest rate risk:
        Notional amount           $771,790     $1,154,815     $1,926,605
        Estimated fair value           113        (95,319)       (95,206)

1 Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities

2 Hedges of residential mortgage lending commitments


losses arising from termination of hedged transactions prior to maturity. The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar simply acts as an intermediary) was $1.7 billion at December 31, 1994. Forward contracts with a notional amount of $266 million, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at December 31, 1994, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $1.927 million at year-end 1994. Tables 10, 11 and 12 present information regarding fair values, maturity, average rates, and activity during 1994 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $95.2 million as of year-end 1994. These derivatives have maturities ranging from one month to 4.5 years. Financial statement note 22 contains additional information pertaining to these types of agreements.

          Estimated fair values of financial instruments held at December 31, 1994 and 1993 are presented in financial statement note 23. Management is concerned about the comparability of fair value estimates between financial institutions due to the wide range of valuation techniques utilized and the numerous estimates and assumptions that must be made, given the absence of active secondary markets for many financial instruments. This is particularly true for estimated fair values computed for loan portfolios and deposit liabilities. Lack of uniform valuation methodologies introduces a great degree of subjectivity to such fair value estimates.

          A brief description of the methodologies used in computing fair value estimates, and the resulting estimated fair values, are provided in financial statement note 23. Crestar's loan portfolio, which constitutes the Corporation's largest financial instrument asset category, had an estimated fair value of approximately 99.7% of recorded book value at December 31, 1994. The effects of a rising interest rate environment, partially offset by improved credit quality trends, were major factors in the determination of the estimated fair value for net loans. Deposit liabilities payable on short notice or demand, which constituted 72% of Crestar's total deposits at December 31, 1994, were assigned an estimated fair value equal to the balance payable on demand, in accordance with mandatory accounting standards. However, recent purchase transactions of bank deposits have generally reflected premiums of approximately 4% to 10% of recorded book value,

TABLE 12    OFF-BALANCE SHEET DERIVATIVES ACTIVITY (1)

IN THOUSANDS                                                      1994
                         ASSET RATE CONVERSIONS                LIABILITY RATE CONVERSIONS
                    INTEREST RATE SWAPS                  INTEREST RATE SWAPS                      HEDGES OF
                    GENERIC   AMORTIZING     INTEREST     GENERIC                    INTEREST       LENDING
                    RECEIVE      RECEIVE         RATE         PAY         PAY            RATE       COMMIT-
                      FIXED        FIXED       FLOORS    VARIABLE       FIXED            CAPS      MENTS(2)         TOTAL
Beginning
  balance         $ 650,000     $812,089     $200,000    $ 55,000     $ 4,000       $ 400,000   $   943,330   $ 3,064,419
Additions           100,000      100,000            -           -           -               -     8,448,201     8,648,201
Maturities/
  Amortizations    (150,000)     (51,923)           -     (55,000)     (4,000)       (400,000)   (9,125,092)   (9,786,015)
Ending balance    $ 600,000     $860,166     $200,000    $      -     $     -       $       -   $   266,439   $ 1,926,605


1 Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities

2 Forward contracts hedging residential mortgage lending commitments;
  maturities represent contracts delivered

reflecting the relationship value of such deposits over their projected life and their value as a low cost source of funds. In general, the rising interest rate environment of 1994 increased the fair values of both non-interest bearing and fixed rate deposit liabilities, while decreasing the fair values of fixed rate loan balances, investment securities and off-balance sheet derivative instruments.

          Effective January 1, 1994, Crestar adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, securities are classified as either securities held to maturity, securities available for sale or trading account securities. Securities held to maturity are carried at amortized cost on the Corporation's Consolidated Balance Sheets, as Crestar has the ability and positive intent to hold these securities to maturity. Trading account securities are carried at fair value as they are intended to be sold in the near term. Securities available for sale are carried at fair value and represent securities not classified as held to maturity


TABLE 13            DEBT RATINGS
(AS OF JANUARY 31, 1995)

                               STANDARD
SECURITY            MOODY'S    & POOR'S      BANKWATCH

8 3/4% Subordinated
  Notes due 2004      Baa1        BBB+          BBB+
8 1/4% Subordinated
  Notes due 2002      Baa1        BBB+          BBB+
8 5/8% Subordinated
  Notes due 1998      Baa1        BBB+          BBB+
Commercial Paper       P-2   Not rated         TBW-1
Crestar Bank
  Deposit Notes:
    Long-Term           A2           A     Not rated
    Short-Term         P-1         A-1         TBW-1


or trading account securities. With the adoption of SFAS 115, unrealized holding gains or losses on securities available for sale are excluded from the Consolidated Statement of Income and reported, net of tax, as a separate component of shareholder's equity. In accordance with SFAS 115, the Corporation's consolidated financial statements for periods prior to January 1, 1994 have not been retroactively changed to conform to current securities classifications. Prior to January 1, 1994, investment securities which management intended to sell as part of its asset/ liability management strategy, or that may have been sold in response to changes in interest rates, prepayment risk or other similar factors, were classified as securities held for sale, and were stated at the lower of aggregate amortized cost or market value. All other investment securities were accounted for in a manner similar to securities held to maturity or trading account securities.

          At December 31, 1994, the amortized cost of securities available for sale, net of tax, exceeded the fair value of such securities by $36.6 million. The net unrealized gain or loss on securities available for sale, recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market values, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

          Securities held to maturity at December 31, 1994 had an amortized cost of $907.4 million and a market value of $860.8 million. Unrealized pre-tax losses on such securities at year-end 1994 were $48.2 million, with unrealized pre-tax gains of $1.6 million. No sales of investments classified as securities held to maturity occurred during 1994.

          The Corporation's debt ratings are presented in Table 13. In the second quarter of 1994, Moody's raised its ratings on Crestar's subordinated notes from Baa2 to Baa1. In the fourth quarter of 1994, Standard

TABLE 14    ANALYSIS OF SECURITIES HELD TO MATURITY (1)

DECEMBER 31, 1994
                                                                                       AVERAGE       AVERAGE
                                                                                       EXPECTED       STATED
                                          PAR    AMORTIZED      MARKET    AVERAGE      MATURITY     MATURITY
DOLLARS IN THOUSANDS                    VALUE         COST       VALUE   YIELD(2)     (YRS/MOS)    (YRS/MOS)
U.S. Treasury and Federal agencies:
  One to five years                  $ 10,000    $  10,307    $  9,987        5.0%        01/00        01/00
Mortgage-backed obligations
  of Federal agencies:
  Within one year                       1,652        1,684       1,675        6.2
  One to five years                    79,797       80,966      75,988        6.2
  Five to ten years                   312,712      315,604     298,534        6.5
  After ten years                     200,289      200,422     190,037        7.3
  Total mortgage-backed
    obligations of Federal agencies   594,450      598,676     566,234        6.7         06/03        08/03
States and political subdivisions:
  Within one year                       2,575        2,575       2,605        9.8
  One to five years                    18,790       18,885      19,189       10.4
  Five to ten years                    12,100       12,115      11,719        7.9
  After ten years                      34,305       33,789      32,053        9.0
  Total states and political
    subdivisions                       67,770       67,364      65,566        9.2         08/03        10/03
Other taxable securities:
  Within one year                       1,005        1,005       1,005        5.4
  One to five years                   130,575      130,622     126,736        5.5
  Five to ten years                    65,035       64,890      58,975        5.5
  After ten years                      34,602       34,504      32,268        6.3
  Total other taxable securities      231,217      231,021     218,984        5.6         02/10        06/04
  Total securities held to maturity  $903,437    $ 907,368    $860,771        6.6%        05/04        07/11


1 Maturity line classifications are based on stated maturity

2 Tax-equivalent basis, based on amortized cost


& Poor's raised its ratings on Crestar's subordinated notes from BBB to BBB+. In their announcements regarding these debt rating upgrades, both agencies cited Crestar's strong financial condition and rising profitability.


SOURCES OF FUNDS

Crestar's largest and most important funding source is core deposits, which totaled $10.8 billion at December 31, 1994, an increase of $729 million, or 7%, over December 31, 1993 balances. Average core deposits increased by $1.2 billion, or 12% from 1993 to 1994. Of this increase, approximately $950 million was attributable to the acquisitions consummated during 1994. While money market certificates displayed relatively low growth, other domestic time deposits increased by $308 million, or 15%, from year-end 1993 levels. Savings accounts increased $153 million or 12% during 1994. Transaction accounts, which include demand, interest checking and money market deposit accounts, grew $257 million or 4% over year-end 1993 levels. These increases reflect successful promotional efforts during 1994, including "Welcome Aboard" campaigns aimed at welcoming customers of acquired financial institutions to Crestar. Crestar's purchase of three financial institutions during the first quarter of 1995, as discussed in financial statement note 2, is expected to initially add approximately $590 million in deposits.


          Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs), deposits in foreign offices, and short-term borrowings. Total


TABLE 15 SECURITIES OF STATES AND
         POLITICAL SUBDIVISIONS BY QUALITY RATING

DECEMBER 31, 1994       AMORTIZED     PERCENT
DOLLARS IN THOUSANDS         COST    OF TOTAL
Moody's Ratings:
  Aaa                   $  49,382        73.3%
  Aa                        9,494        14.1
  A                         3,776         5.6
  Baa                         285          .4
  Not rated by Moody's      4,427         6.6
   Total                $  67,364       100.0%
purchased liabilities decreased $217 million or 13% from December 31, 1993, reflecting both growth in core deposits and management strategies in a rising interest rate environment. At December 31, 1994, approximately 49% of Crestar's purchased funds consisted of funds invested by local customers and, as such, are less volatile than other categories of purchased funds. National sources accounted for 51% of purchased liabilities. At December 31, 1994, Crestar had $1.2 billion in market value of unpledged marketable securities.

          Long-term debt increased $176 million during 1994, primarily reflecting the issuance of $150 million in subordinated ten-year notes in November 1994 (see "Capital Resources and Adequacy").

USES OF FUNDS

Total earning assets at December 31, 1994 increased $426 million or 4% from year-end 1993, compared with a 6% increase in the prior year. Average earning

(Average Core Deposit Mix Stacked Bar Graph)
(Percent)
                   Interest
                   Checking &
                   Money        Regular     Other
         Demand    Market       Savings     Consumer
         Deposits  Deposits     Deposits    Deposits
1990     21        32            5          42
1991     19        33            5          43
1992     18        40            8          34
1993     20        41           11          28
1994     19        39           13          29

assets for 1994 increased $987 million or 9% above the average level of earning assets in 1993. This increase was attributable to the seven financial institution acquisitions completed during 1994. In 1994, higher levels of securities available for sale and loans were partially offset by a decline in securities classified as held to maturity.

     Total securities (classified as either held to maturity or available for sale) as of December 31, 1994 decreased $992 million or 28% from December 31, 1993, as funds from maturities and sales were utilized to fund some loan portfolio growth and to reduce short-term borrowings. This followed a $293 million or 9% increase in 1993. The composition of Crestar's securities portfolio along with related yield and maturity information as of December 31, 1994 is presented in Tables 14 and 16. Both average expected maturity and actual stated maturity are shown. The average expected maturity considers prepayments and


TABLE 16  ANALYSIS OF SECURITIES AVAILABLE FOR SALE (1)


December 31, 1994
                                                                                          AVERAGE      AVERAGE
                                                                                         EXPECTED       STATED
                                             PAR    AMORTIZED       MARKET    AVERAGE    MATURITY     MATURITY
DOLLARS IN THOUSANDS                       VALUE         COST        VALUE   YIELD(2)   (YRS/MOS)    (YRS/MOS)
U.S. Treasury and Federal agencies:
  Within one year                     $  175,000   $  177,126   $  176,539        5.8%
  One to five years                      539,800      534,688      515,091        4.9
  Five to ten years                        4,500        4,616        4,074        5.8
  Total U.S. Treasury and
    Federal agencies                     719,300      716,430      695,704        5.1       01/06        01/06
Mortgage-backed obligations
  of Federal agencies:
  Five to ten years                       67,098       70,307       68,580        7.6
  After ten years                        604,811      612,270      581,027        7.0
  Total mortgage-backed
    obligations of Federal agencies      671,909      682,577      649,607        7.1       08/07        12/07
Other taxable securities:
  One to five years                       13,871       13,881       13,718        5.6
  Five to ten years                        9,154        9,134        9,039        6.4
  After ten years                        158,664      156,375      152,880        6.3
  Total other taxable securities         181,689      179,390      175,637        6.3       05/08        23/01
  Total interest-earning investments   1,572,898    1,578,397    1,520,948        6.1       05/01        08/06
Common and preferred stocks              101,032      101,032      101,025        6.7
  Total securities available for sale $1,673,930   $1,679,429   $1,621,973        6.1%

(1) Maturity line classifications are based on stated maturity

(2) Tax-equivalent basis, based on amortized cost

(Earning Asset Mix Pie Chart)
($ In Millions)
                                            Securities
                                            Held To
                                            Maturity and
                  Mortgage     Money        Securities
                  Loans Held   Market       Available
                  For Sale     Investments  For Sale            Loans
December 31, 1994 $209.5       $452.6       $2,529.4            $9,285.6
                      2%           4%            20%                 74%

Total   $12,477.1

(Funding Mix Pie Chart)
($ In Millions)
                                                     Interest-
                                Other                Bearing
                    Long-Term   Sources-  Purchased  Core
                    Debt        Net       Funds      Deposits

December 31, 1994   $367.0      $2,054.6  $1,447.0   $8,608.5
                        3%           16%       12%        69%

Total $12,477.1

amortization, resulting in a more realistic measure of maturities than actual stated maturity. The "Other taxable securities" category consists largely of collateralized mortgage obligations and certificates of automobile collateralized receivables. Crestar's holdings of tax-exempt securities have declined over the past five years and management expects that trend to continue as maturities occur within the portfolio. Table 15 presents the distribution of tax-exempt securities by investment grade as determined by Moody's Investors Service. All of the $4.4 million of securities shown as not rated by Moody's at year end are rated A or better by Standard & Poor's. None of Crestar's securities holdings by individual issuer (excluding U.S. Treasury and Federal agencies) exceeded 10% of total shareholders' equity at December 31, 1994.


          During 1994, approximately $1.7 billion of securities were sold, generating securities losses of $10.8 million. The majority of such securities losses were incurred in the fourth quarter of 1994, when Crestar sold approximately $300 million in lower-yielding U.S. Treasury securities in conjunction with the overall management of interest rate risk for the Corporation. All securities sold in 1994 were from the Corporation's securities available for sale portfolio. In 1993, over $350 million in U.S. Treasury securities and almost $15 million in adjustable rate preferred stock were sold for net gains of $2.2 million.


          Money market investments decreased by $198 million or 30% from December 31, 1993 to $453 million at December 31, 1994. Average balances of money market investments declined from $676 million in 1993 to $605 million in 1994, while Crestar's average short-term borrowings declined $244 million during this same time period. Year-end money market investment levels reflect an appropriate level of money market investments given liquidity needs and balance sheet management strategies. Declines in mortgage origination and refinancing activity, attributable to a rising interest rate environment, contributed to a lower level of mortgage loans held for sale, which decreased from $591 million at December 31, 1993 to $210 million at December 31, 1994.


          Year-end total loans net of unearned income increased $2.0 billion or 27% in 1994, compared to an increase of 11% in 1993. Period-end loans attributable to 1994 acquisitions were approximately $1.0 billion. Reflecting the economic rebound in Crestar's market area, commercial loans increased by 11% in 1994 following a 1% decrease in 1993. While commercial loans continued to be Crestar's largest loan category, the percentage of commercial loans to total loans at year-end declined from 36% in 1993 to 31% in 1994. This reduction is the result of strong consumer lending growth in 1994 and the impact of acquisition activity. Tax-exempt loans continued to decline, primarily due to loan maturities, decreasing 13% in 1994.


          Bank card loans increased $501 million or 51% in 1994, and totaled $1.48 billion at December 31, 1994. This growth arises from a continuation of strong promotional activities, including efforts outside Virginia, Maryland and Washington, DC, that had previously resulted in an increase of $412 million, or 73%, in bank card loans during 1993. Instalment loans increased 18% in 1994, reflecting both acquisitions and internally generated growth in both direct and indirect loans. In 1993, instalment loans increased

TABLE 17    LOAN PORTFOLIO ANALYSIS

DECEMBER 31,
DOLLARS IN MILLIONS       1994            1993            1992            1991           1990
                          $      %        $      %        $      %        $      %        $      %
Commercial            2,892     31    2,609     36    2,635     40    3,048     43    3,442     45
Tax-exempt              201      2      231      3      289      4      343      5      399      5
Instalment            1,810     20    1,533     21    1,360     21    1,367     19    1,415     18
Bank card             1,477     16      976     13      564      9      567      8      546      7
Real estate:
  Residential         1,976     21      945     13      776     12      594      8      553      7
  Income property       745      8      769     11      744     11      674     10      645      9
  Total real estate   2,721     29    1,714     24    1,520     23    1,268     18    1,198     16
Construction            185      2      224      3      214      3      473      7      680      9
Total loans - net of
  unearned income     9,286    100    7,287    100    6,582    100    7,066    100    7,680    100

TABLE 18    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS-
GEOGRAPHIC DISTRIBUTION AND PROPERTY TYPE


DECEMBER 31, 1994                                             REGION
                                 TOTAL        GREATER
IN MILLIONS                   CORPORATION    WASHINGTON    EASTERN    WESTERN    CAPITAL
Land acquisition and
  development                  $   92.6        $ 56.3       $ 26.2     $  4.4     $ 5.7
Residential developments          244.5         128.0         72.0       38.6       5.9
Commercial projects:
  Office buildings                146.5          88.4         31.9       11.0      15.2
  Retail stores and malls         202.0         144.3         42.6        7.2       7.9
  Hotels and motels                81.2          44.0         23.1       14.1         -
  Industrial buildings            147.3         101.6         17.3        4.3      24.1
   Total commercial
     projects                     577.0         378.3        114.9       36.6      47.2
Special use                        52.3          20.0         12.1       18.3       1.9
Other                              96.9          57.4         15.7        3.9      19.9
  Total REDI loans             $1,063.3        $640.0       $240.9     $101.8     $80.6


TABLE 19    LOANS TO REAL ESTATE
DEVELOPERS AND INVESTORS (REDI)

                                DECEMBER 31,
IN MILLIONS                   1994        1993
Commercial -
  Developer lines          $   98.7    $  101.1
Tax-exempt:
  Income property mortgage     67.5        82.0
  Construction                   .1          .2
Real estate -
  Income property             745.0       769.0
Construction                  152.0       191.0
  Total REDI loans         $1,063.3    $1,143.3

TABLE 20    NONPERFORMING ASSETS AND PAST DUE LOANS


DECEMBER 31,
DOLLARS IN THOUSANDS

                                          1994        1993        1992          1991         1990
Nonaccrual loans:
  Commercial                            $28,708     $37,788     $ 87,121     $144,830     $ 81,876
  Instalment                              3,408         902          930        1,440        2,230
  Real estate                            30,011      33,548       45,422       48,247       69,724
  Construction                            7,279       5,843        8,506       48,745       48,614
    Total nonaccrual loans               69,406      78,081      141,979      243,262      202,444
Restructured loans                        6,878       1,733          249       27,005       18,244
    Total nonperforming loans            76,284      79,814      142,228      270,267      220,688
Foreclosed properties - net              18,629      16,951       78,584       79,692       16,516
    Total nonperforming assets          $94,913     $96,765     $220,812     $349,959     $237,204
Past due loans:
  Commercial                            $ 1,608     $ 2,089     $  3,252     $  3,364     $  8,046
  Instalment:
    Student loan                         14,705       7,879        9,057       11,456       33,860
    Other                                 1,368       1,049        2,562        1,701        1,354
  Bank card                              10,831       6,216        7,266        7,935        7,805
  Real estate                             6,991       7,758        3,779        4,587        4,237
  Construction                              198         197           46        3,760          528
    Total past due loans                $35,701     $25,188     $ 25,962     $ 32,803     $ 55,830
Nonperforming assets to:
  Loans and foreclosed properties - net    1.02%       1.32%        3.32%        4.90%        3.08%
  Total assets                              .68         .73         1.74         2.96         2.00
Allowance for loan losses to:
  Nonperforming assets                      231         218           93           60           63
  Nonperforming loans                       287         264          144           78           68
Allowance for loan losses plus
  shareholders' equity to
  nonperforming assets                    14.17x      13.16x        5.27x        2.87x        3.88x

13%. Real estate mortgage loans increased $1.0 billion or 59% over 1993, and totaled $2.7 billion at December 31, 1994. Merger activity in 1994 centered on thrift institutions, and these acquisitions had a significant percentage of residential real estate mortgage loans as a percentage of total loans. This acquisition activity created a majority of Crestar's increase in real estate mortgage loans in 1994. Residential real estate mortgage loans represented 21% of the Corporation's total loan portfolio at December 31, 1994, up from 13% at year-end 1993.

        Based upon Standard Industrial Classification codes used for bank regulatory reporting purposes, the Corporation had no aggregate loan concentrations of 10% or more of total loans in any particular industry at year-end 1994. Under an internal classification of borrower type, Crestar does have a concentration of loans to real estate developers and investors (REDI). Crestar had $1.06 billion in REDI loans outstanding at year-end 1994, compared to $1.14 billion at year-end 1993 (see Tables 18 and 19). While REDI loan balances fell slightly in 1994, other types of loans, including consumer loan balances, increased significantly. Together, these two factors led to a decline in REDI loans as a percentage of total loans from 16% at December 31, 1993 to 11% at December 31, 1994. The reduction in REDI balances occurred despite Crestar's 1994 acquisitions, which added approximately $150 million in REDI balances (at time of acquisition) during the year. REDI balances have shown a downward trend over the past several years due to declining levels of commercial development, sales of projects, paydowns and pay-outs of construction and income property projects, and migration into foreclosed properties, charge-offs and write-downs. Diversification of the REDI portfolio by geographic region and by project type is detailed in Table 18. Crestar's Greater Washington region comprises the largest portion of this portfolio, followed by the Eastern region. The primary REDI loan exposure in both regions relate to commercial projects.

TABLE 21    NONPERFORMING LOANS-QUARTERLY ACTIVITY

IN MILLIONS                                                    THREE MONTHS ENDED
                                              1994                                             1993
                          DEC. 31     SEPT. 30     JUNE 30     MAR. 31     DEC. 31     SEPT. 30     JUNE 30     MAR. 31
Beginning balance         $  62.9     $   77.4     $  89.5     $  79.8     $ 100.1     $  117.8     $ 118.9     $ 142.2
Acquisition additions           -            -         4.0         8.1           -            -         9.5           -
Other additions              27.6         20.9        19.2        27.4        24.7         11.7        23.4        20.8
Payments, sales
  and reductions            (10.0)       (18.9)      (22.1)      (15.0)      (22.8)       (15.8)      (10.8)      (10.1)
Charge-offs                  (2.7)        (4.8)       (6.6)       (7.1)       (7.6)        (9.5)      (10.3)      (15.4)
Reinstatements to
  accrual status             (0.8)        (5.5)       (4.1)       (2.7)      (10.3)        (2.8)       (9.4)      (10.5)
Transfers to foreclosed
  properties                 (0.7)        (6.2)       (2.5)       (1.0)       (4.3)        (1.3)       (3.5)       (8.1)
  Net increase (decrease)    13.4        (14.5)      (12.1)        9.7       (20.3)       (17.7)       (1.1)      (23.3)
Ending balance            $  76.3     $   62.9     $  77.4     $  89.5     $  79.8     $  100.1     $ 117.8     $ 118.9



RISK ELEMENTS

Nonperforming assets consist of foreclosed properties, formally restructured loans and nonaccrual loans. Properties are considered foreclosed if acquired through traditional legal procedures or in settlement of loans, or when the customer has abandoned the property to Crestar. Loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis. Generally, loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid or collection of all principal and interest is unlikely. Any loan past due 90 days or more and, based on a determination of collectibility, is not classified as nonaccrual, is classified as a past due loan. Table 20 presents the level of these assets for the past five years, and Tables 21 and 22 summarize quarterly activity in nonperforming loans and foreclosed properties for 1994 and 1993.

         At December 31, 1994, nonperforming assets of $94.9 million were down $1.9 million or 2% from December 31, 1993, despite $34.0 million in acquisition-related balances acquired during 1994. At year-end 1994, approximately $14.1 million of nonperforming assets were attributable to acquisitions completed in 1994. REDI nonperforming assets totaled $59.1 million and comprised 62% of total nonperforming assets and 5.6% of total REDI loans at December 31, 1994. The REDI nonperforming asset balance reflects a decrease of $3.2 million from December 31, 1993. Apart from the REDI portfolio, commercial and residential real estate nonperforming assets declined during the year, while increases of $2.5 million were noted in instalment nonperforming assets. Reflecting additions from 1994 acquisitions, foreclosed properties increased $1.7 million or 10% from December 31, 1993 to December 31, 1994. The December 31, 1994 balance of $18.6 million is net of a $7.2 million valuation allowance to address exposure to prevailing market and economic conditions and the potential impact of such conditions on the marketability of the portfolio. The ratio of nonperforming assets to loans and foreclosed properties-net at December 31, 1994 was 1.02%, compared to 1.32% at December 31, 1993 and 3.32% at December 31, 1992. Based on current portfolio trends, and barring an unexpected deterioration in the economy, management does not expect the ratio of nonperforming assets to loans and foreclosed properties to change significantly during 1995. However, interim periods in 1995 could show increases in the total balance of nonperforming assets due to future acquisitions of financial institutions, the impact of higher interest rates on borrowers, and loan growth.

          Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At December 31, 1994, potential problem loans that are not included in Table 20 as nonperforming or past due loans amounted to approximately $210 million, compared to $205 million at December 31, 1993. Of the year-end 1994 balance, 67% consisted of commercial loan balances, with an additional 27% representing commercial real estate loans. In addition, $17 million of standby letters of credit in various industries were being monitored at December 31, 1994. Depending on changes in the

TABLE 22    FORECLOSED PROPERTIES-QUARTERLY ACTIVITY


IN MILLIONS                                               THREE MONTHS ENDED
                                               1994                                 1993
                               DEC. 31  SEPT. 30  JUNE 30  MAR. 31  DEC. 31  SEPT. 30  JUNE 30  MAR. 31
Beginning balance               $23.6    $25.0     $24.5    $17.0    $ 34.7   $ 45.0    $ 75.0   $ 78.6
Acquisition additions - net         -        -       6.1     15.8         -        -       8.9        -
Additions                         1.5      7.4       2.7      3.8       4.3      3.4       7.7     11.0
Market write-downs               (0.2)    (0.1)     (0.2)       -         -     (0.1)     (2.8)    (2.9)
Reductions                       (6.3)    (7.7)     (8.1)   (13.4)    (23.1)   (13.6)    (36.3)   (11.7)
Provision for losses                -     (1.0)        -      1.3       1.1        -      (7.5)       -
  Net increase (decrease)        (5.0)    (1.4)      0.5      7.5     (17.7)   (10.3)    (30.0)    (3.6)
Ending balance                  $18.6    $23.6     $25.0    $24.5    $ 17.0   $ 34.7    $ 45.0   $ 75.0

TABLE 23    NONACCRUAL LOANS AS A PERCENT OF LOAN CATEGORY

DECEMBER 31,  1994     1993     1992     1991     1990
Commercial     .9%     1.3%     3.0%     4.3%     2.1%
Instalment     .2       .1       .1       .1       .1
Real estate   1.1      2.0      3.0      3.8      5.8
Construction  3.9      2.6      4.0     10.3      7.2
  Total        .7%     1.1%     2.2%     3.4%     2.6%


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


FUTURE ACCOUNTING CHANGES


The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in May 1993. SFAS 114 was further amended by the FASB in October 1994 through the issuance of Statement of Financial Accounting Standards No. 118. Effective January 1, 1995, SFAS 114, as amended by SFAS 118, requires that impaired loans within the scope of the statements be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." The impact of adopting SFAS 114, as amended by SFAS 118, is expected to be immaterial to the financial condition and operations of Crestar.


INFLATION


The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices. Therefore, the Corporation can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries


DOLLARS IN THOUSANDS                                                               DECEMBER 31,
                                                                              1994            1993
ASSETS        Cash and due from banks  (NOTE 16)                          $   907,627     $   716,652
              Securities held to maturity (NOTE 3)                            907,368       1,824,617
              Securities available for sale (NOTE 4)                        1,621,973       1,697,000
              Money market investments  (NOTE 5)                              452,556         650,633
              Mortgage loans held for sale                                    209,525         591,233
              Loans - net of unearned income (NOTES 6, 16 AND 22):
                Commercial                                                  2,892,180       2,608,798
                Tax-exempt                                                    200,942         230,852
                Instalment                                                  1,810,038       1,532,936
                Bank card                                                   1,477,285         976,200
                Real estate                                                 2,720,609       1,713,876
                Construction                                                  184,583         224,460
                  Loans - net of unearned income of $1,369 in 1994;
                   $2,988 in 1993                                           9,285,637       7,287,122
                Less: Allowance for loan losses (NOTE 7)                     (219,189)       (210,958)
                   Loans - net                                              9,066,448       7,076,164
              Premises and equipment - net (NOTES 8 AND 12)                   316,896         302,704
              Customers' liability on acceptances                               6,464          11,578
              Intangible assets - net (NOTE 9)                                122,953          96,152
              Foreclosed properties - net (NOTES 6 AND 10)                     18,629          16,951
              Other assets                                                    379,591         303,263
                   TOTAL ASSETS  (NOTE 23)                                $14,010,030     $13,286,947
LIABILITIES   Demand deposits                                             $ 2,238,399     $ 2,234,536
              Interest checking deposits                                    1,916,411       1,791,100
              Money market deposit accounts                                 2,342,222       2,214,537
              Regular savings deposits                                      1,394,146       1,241,592
              Money market certificates                                       550,596         538,869
              Other domestic time deposits                                  2,405,160       2,097,448
              Certificates of deposit $100,000 and over                        66,218          45,914
              Deposits in foreign offices                                           -           1,782
                   Total deposits                                          10,913,152      10,165,778
              Short-term borrowings  (NOTE 11)                              1,380,806       1,616,743
              Liability on acceptances                                          6,464          11,578
              Other liabilities                                               216,581         239,215
              Long-term debt  (NOTE 12)                                       366,962         191,156
                   Total Liabilities  (NOTE 23)                            12,883,965      12,224,470
SHAREHOLDERS' Preferred stock. Authorized 2,000,000 shares; none issued             -               -
EQUITY        Common stock, $5 par value. Authorized 100,000,000 shares;
                outstanding 37,331,213 in 1994; 37,515,671 in 1993            186,656         187,578
              Capital surplus                                                 281,207         248,896
              Retained earnings                                               694,757         626,003
              Net unrealized loss on securities available for sale (NOTE 4)   (36,555)              -
                   Total Shareholders' Equity (NOTES 12, 14, 16 AND 18)     1,126,065       1,062,477
              Commitments and contingencies (NOTES 8 AND 22)
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $14,010,030     $13,286,947

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Crestar Financial Corporation And Subsidiaries




IN THOUSANDS, EXCEPT PER SHARE DATA                                  YEARS ENDED DECEMBER 31,
                                                                  1994         1993        1992
INCOME       Interest and fees on loans                         $692,710     $575,085    $617,686
FROM         Interest and dividends on taxable securities
EARNING        held to maturity                                   49,546      116,676     166,322
ASSETS       Interest on tax-exempt securities held to maturity    4,785        6,820       9,346
             Interest and dividends on securities
               available for sale                                129,666       85,331       4,234
             Income on money market investments                   26,243       23,526      37,567
             Interest on mortgage loans held for
               sale                                               23,084       25,191      28,522
               Total income from earning assets                  926,034      832,629     863,677
INTEREST     Interest checking deposits                           41,234       38,001      44,278
EXPENSE      Money market deposit accounts                        67,530       58,496      75,936
             Regular savings deposits                             37,821       31,091      26,749
             Money market certificates                            19,915       17,861      35,137
             Other domestic time deposits                        107,442       96,849     136,344
             Certificates of deposit $100,000 and
               over                                                2,589        1,975       7,651
             Deposits in foreign offices                              11           68         145
               Total interest on deposits                        276,542      244,341     326,240
             Short-term borrowings                                48,169       43,787      38,096
             Long-term debt                                       19,507       17,489      17,197
               Total interest expense                            344,218      305,617     381,533
NET CREDIT   Net interest income                                 581,816      527,012     482,144
INCOME       Provision for loan losses (NOTE 7)                   29,682       48,775      99,242
               Net credit income                                 552,134      478,237     382,902
NONINTEREST  Trust and investment advisory income                 55,609       57,440      51,007
INCOME       Service charges on deposit accounts                  82,851       79,419      73,944
             Bank card-related income                             39,529       27,500      23,141
             Other income  (NOTE 15)                              87,057       81,669      66,736
             Securities gains (losses)  (NOTES 3
               AND 4)                                            (10,776)       2,237       3,563
               Total noninterest income                          254,270      248,265     218,391
NET CREDIT AND NONINTEREST INCOME                                806,404      726,502     601,293
NONINTEREST  Personnel expense  (NOTES 17 AND 18)                303,580      262,626     233,838
EXPENSE      Occupancy expense - net                              42,231       38,359      35,654
             Equipment expense                                    25,339       24,122      24,011
             Other expense  (NOTE 19)                            180,558      197,915     208,300
               Total noninterest expense                         551,708      523,022     501,803
NET INCOME   Income before income taxes                          254,696      203,480      99,490
             Income tax expense (NOTE 13)                         85,617       62,989      19,689
             Net income                                          169,079      140,491      79,801
             Preferred dividend requirements
               (NOTE 14)                                               -        2,221       2,475
             Net income applicable to common
               shares                                           $169,079     $138,270    $ 77,326
EARNINGS PER SHARE  (NOTE 14):
             Primary                                            $   4.47     $   3.68    $   2.32
             Fully diluted                                          4.47         3.67        2.32

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation and Subsidiaries



IN THOUSANDS                                                                       YEARS ENDED DECEMBER 31,
                                                                             1994         1993             1992
OPERATING    Net Income                                                  $   169,079    $ 140,491     $    79,801
ACTIVITIES   Adjustments to reconcile net income to net
               cash provided (used) by operating activities:
                  Provisions for loan losses, foreclosed
                    properties and other losses                               30,436       57,995         116,781
                  Depreciation and amortization of premises
                    and equipment                                             33,285       31,460          28,910
                  Securities losses (gains)                                   10,776       (2,237)         (3,563)
                  Amortization of intangible assets                           12,279       21,926          13,630
                  Deferred income tax expense (benefit)                        5,274        9,291         (19,654)
                  Loss (gain) on foreclosed properties                        (2,517)      11,026          28,825
                  Gain on sale of mortgage servicing rights                  (18,732)      (3,600)         (1,761)
                  Net decrease in trading account                              1,486       14,834         159,277
                  Origination of loans held for sale                      (2,453,007)  (3,239,014)     (2,510,021)
                  Proceeds from sale of loans held for sale                2,849,856    3,015,016       2,586,124
                  Net decrease (increase) in accrued interest
                    receivable, prepaid expenses and other assets             30,328       (4,183)         51,274
                  Net decrease in accrued interest payable,
                    accrued expenses and other liabilities                   (51,781)    (106,713)        (31,302)
                  Other, net                                                  11,882       (1,200)         (9,809)
                  Net cash provided (used) by operating activities           628,644      (54,908)        488,512
INVESTING    Proceeds from maturities and calls of securities
ACTIVITIES     held to maturity                                              246,916      792,455         609,485
             Proceeds from maturities and calls of securities
               available for sale                                            549,581       79,820               -
             Proceeds from sales of securities held to maturity                    -            -           6,473
             Proceeds from sales of securities available for sale          1,739,244      376,493         237,961
             Purchases of securities held to maturity                       (568,336)    (813,753)     (1,865,861)
             Purchases of securities available for sale                     (664,022)    (571,454)              -
             Net decrease (increase) in money market investments             238,321      522,815        (276,056)
             Principal collected on non-bank subsidiary loans                 11,284       26,189          45,731
             Loans originated by non-bank subsidiaries                      (459,856)     (91,945)       (355,384)
             Net decrease (increase) in other loans                         (380,789)     (67,536)        630,973
             Purchases of premises and equipment                             (35,735)     (37,048)        (28,694)
             Proceeds from sales of foreclosed properties                     38,480       75,983          86,302
             Proceeds from sales of mortgage servicing rights                 32,198        7,625           2,687
             Aquisitions of net assets of financial institutions              23,703       26,419       1,996,067
             Other, net                                                       (7,583)     (12,031)         (7,697)
                  Net cash provided by investing activities                  763,406      314,032       1,081,987
FINANCING    Net increase (decrease) in demand, interest checking,
ACTIVITIES     money market and regular savings deposits                    (188,404)     378,894         655,594
             Net decrease in short-term borrowings                          (442,145)     (33,773)        (91,615)
             Net decrease in certificates of deposit                        (631,758)    (474,560)     (2,390,537)
             Proceeds from issuance of long-term debt                        152,743          972         124,529
             Principal payments on long-term debt                             (9,796)     (71,072)        (76,721)
             Cash dividends paid                                             (57,477)     (45,091)        (29,121)
             Common stock purchased and retired                              (48,450)     (21,054)              -
             Proceeds from the issuance of common stock                       24,212       14,979         108,918
             Redemption of preferred stock                                         -      (46,350)              -
                  Net cash used by financing activities                   (1,201,075)    (297,055)     (1,698,953)
CASH AND     Increase (decrease) in cash and cash equivalents                190,975      (37,931)       (128,454)
CASH         Cash and cash equivalents at beginning of year                  716,652      754,583         883,037
EQUIVALENTS  CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 907,627  $   716,652     $   754,583

Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                                    NET UNREALIZED
                                                                                                    GAIN (LOSS) ON
                                         PREFERRED                                                      SECURITIES
                                             STOCK        COMMON STOCK           CAPITAL    RETAINED     AVAILABLE
IN THOUSANDS                              (NOTE 14)     SHARES      AMOUNT       SURPLUS    EARNINGS      FOR SALE       TOTAL
Balance, December 31, 1991                 $ 45,000     32,228    $161,142      $ 98,820    $489,960      $      -  $  794,922
Net Income                                        -          -           -             -      79,801             -      79,801
Cash dividends declared on:
    Preferred stock ($2.75 per share)             -          -           -             -      (2,475)            -      (2,475)
    Common stock ($.80 per share)                 -          -           -             -     (26,647)            -     (26,647)
Change in valuation allowance
    for marketable equity securities              -          -           -             -       4,369             -       4,369
Common stock issued:
    For dividend reinvestment plan                -        284       1,420         6,208           -             -       7,628
    For thrift and profit sharing plan            -         51         254           886           -             -       1,140
    Upon exercise of stock options
        (net of tax benefit of $444)              -        142         708         2,318           -             -       3,026
    Upon conversion of
        debentures (NOTES 12 AND 14)              -          2           9             8           -             -          17
    In public offering (NOTE 14)                  -      3,450      17,250        79,874           -             -      97,124
Balance, December 31, 1992                 $ 45,000     36,157    $180,783      $188,114    $545,008      $      -  $  958,905
Net Income                                        -          -           -             -     140,491             -     140,491
Cash dividends declared on:
    Preferred stock ($2.46 per share)             -          -           -             -      (2,221)            -      (2,221)
    Common stock ($1.14 per share)                -          -           -             -     (42,252)            -     (42,252)
Change in valuation allowance
    for marketable equity securities              -          -           -             -       4,769             -       4,769
Common stock purchased
    and retired (NOTE 14)                         -       (522)     (2,612)            -     (18,442)            -     (21,054)
Common stock issued:
    For acquisition of financial
        institution                               -      1,411       7,057        48,151           -             -      55,208
    For dividend reinvestment plan                -        235       1,173         7,720           -             -       8,893
    Upon exercise of stock options
        (net of tax benefit of $1,198)            -        235       1,176         4,910           -             -       6,086
    Upon conversion of
        debentures (NOTES 12 AND 14)              -          -           1             1           -             -           2
Redemption of preferred stock               (45,000)         -           -             -      (1,350)            -     (46,350)
Balance, December 31, 1993                 $      -     37,516    $187,578      $248,896    $626,003      $      -  $1,062,477
Net Income                                        -          -           -             -     169,079             -     169,079
Cash dividends declared on
    common stock ($1.53 per share)                -          -           -             -     (57,477)            -     (57,477)
Cumulative effect of change in
    accounting for securities
    available for sale (NOTE 4)                   -          -           -             -           -        32,209      32,209
Change in net unrealized gain (loss)
    on securities available for sale
      (NOTE 4)                                    -          -           -             -           -       (68,764)    (68,764)
Common stock purchased and retired                -     (1,120)     (5,602)            -     (42,848)            -     (48,450)
Common stock issued:
    For acquisition of financial
        institution                               -        264       1,321        11,267           -             -      12,588
    For dividend reinvestment plan                -        266       1,330         9,842           -             -      11,172
    For thrift and profit sharing plan            -        160         803         5,940           -             -       6,743
    For directors' stock
        compensation plan                         -          2           9            69           -             -          78
    Upon exercise of stock options
        (net of tax benefit of $1,193)            -        231       1,156         5,141           -             -       6,297
    Upon conversion of
        debentures (NOTES 12 AND 14)              -         12          61            52           -             -         113
BALANCE, DECEMBER 31, 1994                 $      -     37,331    $186,656      $281,207    $694,757      $(36,555) $1,126,065

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

(1) ACCOUNTING POLICIES

The accounting and reporting policies of Crestar Financial Corporation and Subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1994 presentation. The following is a summary of the more significant policies:

(a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Crestar Financial Corporation and Subsidiaries (Crestar or the Corporation) include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the condensed financial statements of Crestar Financial Corporation (Parent), the investments in subsidiaries are stated at equity in the net assets of such subsidiaries (note 21).

    Business combinations accounted for as purchases are included from their respective dates of acquisition. The excess of cost over the estimated fair value of the tangible assets and liabilities acquired is recorded as intangible assets and amortized over the periods estimated to be benefited.

    Assets held in an agency or fiduciary capacity are not assets of Crestar and are not included in the accompanying consolidated balance sheets.

(b) SECURITIES

Effective January 1, 1994, Crestar prospectively adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, securities are classified as either securities held to maturity, securities available for sale, or trading securities. Securities held to maturity are carried at amortized cost, as the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities are carried at estimated fair value as they are intended to be sold in the near term: trading securities are classified as money market investments on the accompanying consolidated balance sheets. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at estimated fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Quoted market prices are used to determine estimated fair value.

    In accordance with SFAS 115, the Corporation's consolidated financial statements for periods prior to January 1, 1994 have not been retroactively changed to conform to current securities classifications. Prior to January 1, 1994, investment securities which management intended to sell as a part of its asset/liability management strategy, or that may have been sold in response to changes in interest rates, prepayment risk or other similar factors, were classified as securities held for sale, and were stated at the lower of aggregate amortized cost or estimated market value. All other investment securities were accounted for in a manner similar to securities held to maturity or trading securities.

    The amortized cost of securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or earlier call date if appropriate, using the level yield method. Such amortization is included in interest income from securities. Realized gains and losses, and declines in value judged to be other than temporary are included in securities gains (losses) in the accompanying consolidated statements of income. Realized gains and losses are computed using the specific identification method.

(c) MONEY MARKET INVESTMENTS

Money market investments are stated at cost, which approximates market value, except for trading account securities, which are carried at market value. Securities held for trading purposes are classified as trading account securities. Trading securities primarily include U.S. Treasury and municipal debt obligations. Trading securities may include from time to time positions in certain derivative financial instruments such as futures contracts and purchased options (see related discussion in note 22). Adjustments to market and trading account gains and losses are classified as other income in the accompanying consolidated statements of income. Trading account interest and dividend income is included in income on money market investments.

(d) MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to market and realized gains and losses are classified as other income in the accompanying consolidated statements of income.

(e) LOANS

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

    Interest receipts on nonaccrual loans are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt. Loans generally are placed in nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier if collection is uncertain based upon an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Instalment loans are placed in nonaccrual status when past due 120 days and are charged off when past due 180 days. Generally, bank card loans are not placed in nonaccrual status, but are charged off at the earlier of when past due 180 days or notification of bankruptcy.

    Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. Crestar amortizes these amounts over the contractual life of the related loans or over the commitment period.

(f) ALLOWANCE FOR LOAN LOSSES

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

(g) PREMISES AND EQUIPMENT

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

    Estimated lives of the principal items of premises and equipment are: buildings and improvements - 3 to 50 years; and furniture, fixtures and equipment - 3 to 12 years. The costs of major renovations are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

(h) INTANGIBLE ASSETS

Goodwill is amortized on a straight-line basis over 15 years. Deposit base intangibles are amortized over the estimated lives of the related deposit relationships, ranging from 4 to 15 years. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income to be derived from the servicing activities. The period of amortization ranges from 5 to 14 years, depending on the expected life of the mortgages being serviced.

(i) FORECLOSED PROPERTIES

Property acquired through legal foreclosure proceedings, abandonment of the property, acceptance of deed in lieu of foreclosure or transfer in exchange for an outstanding loan is initially recorded at estimated fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses, and estimated selling costs are expensed as foreclosed properties expense. After foreclosure, valuations are routinely performed by management and the property is carried at the lower of cost or fair value less estimated selling costs. Write-downs are charged against current earnings or any applicable foreclosed property valuation allowance.

(j) INCOME TAXES

The Parent and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for each company is recorded on the basis of filing separate income tax returns, after adjustments relating to consolidated income tax regulations and signed tax sharing agreements. Income taxes currently payable or receivable by each subsidiary are paid to or received from the Parent.

    In 1993, the Corporation changed its method of accounting for income taxes (note 13) and, accordingly, records a provision for income taxes based on the amounts of current and deferred taxes payable (or refundable) for the year. The deferred tax expense or benefit represents the change in the net deferred tax asset or liability during the period.
Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods.

    In 1992 and prior years, a provision for deferred income taxes was made for revenue and expenses in the consolidated financial statements that were reported in different periods for tax purposes than for financial reporting purposes.

(k) EARNINGS PER SHARE

Primary earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options.

    Fully diluted earnings per common share are computed using average common shares, including the maximum dilutive effect of average common equivalent shares, increased by the number of shares that would result from assuming that the 5% convertible subordinated debentures were converted into common stock at the beginning of the applicable period and using net income increased by interest and amortization of debt issuance expense, net of tax effect, relating to those debentures. Net income for 1993 and 1992 was further reduced by the dividends applicable to the Series B preferred stock.

(l) INTEREST RATE SWAPS, CAPS, COLLARS
AND FLOORS

Crestar uses interest rate swaps, caps, collars and floors for interest rate risk management and in connection with interest rate risk management services provided to customers (note 22).

    Interest rate swaps, caps and floors used to achieve interest rate risk management objectives are accounted for on an accrual basis and the net interest differential, including premiums paid, if any, is recognized as an adjustment to the interest income or expense of the related asset or liability. Upon early termination of these derivative instruments, the net proceeds received or paid are deferred and amortized over the lesser of the remaining contract life or the maturity of the related asset or liability. At December 31, 1994 and 1993 there were no deferred gains or losses arising from termination of hedged transactions prior to maturity.

    Fee income from matched arrangements for which Crestar serves as a financial intermediary is recognized over the lives of the related agreements and is classified as other income in the consolidated statements of income.

(m) RETIREMENT, POSTRETIREMENT AND
POSTEMPLOYMENT BENEFITS

Substantially all employees are covered by a pension plan. The net periodic pension expense includes a service cost component, a component reflecting the actual return on plan assets, an interest cost component, and the effect of deferring and amortizing certain actuarial gains and losses and the unrecognized net transition asset over 15 years.

    On January 1, 1993, Crestar adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS 106, costs of retiree benefits other than pensions are accrued in a manner similar to pension costs. Prior to 1993, these other retiree benefit costs were expensed when paid.

   Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," was adopted by Crestar on January 1, 1994. Under SFAS 112, benefits provided to inactive or former employees before retirement are accrued during the period of active employment, rather than being expensed as paid. Adoption of SFAS 112 resulted in a pre-tax charge to employee benefit expense of $1.8 million in the first quarter of 1994. Postemployment benefits expense for periods prior to 1994 has not been restated.

(2) MERGERS AND ACQUISITIONS

On January 11, 1994, Crestar Mortgage Corporation, a subsidiary of Crestar, acquired the stock of Mortgage Capital corporation ("Mortgage Capital"), a wholesale mortgage loan production company, with an initial purchase payment of $5.2 million. Under the terms of the purchase agreement, an additional $2.4 million may be paid to the former owners depending on the future performance of Mortgage Capital's operations over the next five years.

    On January 28, 1994, Crestar acquired Virginia Federal Savings Bank (Virginia Federal), for a purchase price of $52 million. The excess of the cost over the estimated fair value of the tangible net assets acquired was approximately $3.0 million.


    On March 18, 1994, Crestar completed the acquisitions of Providence Savings and Loan Association ("Providence") and NVR Federal Savings Bank ("NVR"). Crestar acquired the stock of Providence for a purchase price of $27 million. Crestar acquired the assets and assumed certain liabilities of NVR for a purchase price of $42 million. The excesses of the costs over the estimated fair values of tangible net assets acquired were approximately $19.9 million and $11.2 million for Providence and NVR, respectively.

    On May 14, 1994, Crestar acquired the deposits of Piedmont Federal Savings Association, which had been operating under Resolution Trust Corporation (RTC) conservatorship. In connection with this acquisition, Crestar paid a $10 million premium to the RTC.

    On June 10, 1994, Crestar completed the acquisition of Annapolis Bancorp, Inc. (Annapolis), a holding company for Annapolis Federal Savings Bank. Crestar acquired the stock of Annapolis for a purchase price of approximately $16 million, which included 264,200 shares of Crestar stock and $2.9 million in cash. The excess of the cost over the estimated fair value of the tangible net assets acquired was approximately $18.3 million.

    On September 16, 1994, Crestar Bank acquired from the RTC approximately $17 million in deposits related to two branches of Second National Federal Savings Association located in Fairfax and Woodbridge, Virginia. In connection with this acquisition, Crestar paid a $112 thousand premium to the RTC.

    The above acquisitions were accounted for as purchases and, accordingly, the results of their operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The results of operations of the above acquisitions for the periods prior to their respective acquisition dates were not material to the results of operations of Crestar. The seven acquisitions completed during 1994 are summarized as follows:

DOLLARS IN MILLIONS                                                 1994
                                   PRIMARY                   ACQUISITION            AT ACQUISITION DATE
NAME                               LOCATION                         DATE          ASSETS       DEPOSITS
Second National Savings            Salisbury, MD            September 16            $  -           $ 17
Annapolis Bancorp, Inc.            Annapolis, MD                 June 10             300            250
Piedmont Federal Savings           Manassas, VA                   May 14               -            150
NVR Federal Savings Bank           McLean, VA                   March 18             425            340
Providence Savings and Loan        Vienna, VA                   March 18             375            300
Virginia Federal Savings Bank      Richmond, VA               January 28             700            500
Mortgage Capital Corporation       St. Paul, MN               January 11              18              -


Also during 1994, Crestar announced three acquisitions to be completed during 1995. On January 20, 1995 Crestar completed two of these acquisitions, Independent Bank (Independent), Manassas, Virginia and Jefferson Savings and Loan (Jefferson), Warrenton, Virginia.

    The acquisitions of Independent and Jefferson were each for a combination of cash and Crestar stock, valued at approximately $12 million for Independent, including 198,400 shares of Crestar stock, and $23 million for Jefferson, including 471,400 shares of Crestar stock. Independent and Jefferson had total assets of approximately $80 million and $280 million, respectively, and total deposits of $70 million and $250 million, respectively, at acquisition date. Each of these acquisitions was accounted for as a purchase. Crestar's financial statements for 1994 do not include these acquisitions.

    Crestar expects to complete its acquisition of TideMark Bancorp, Inc. (TideMark), Newport News, Virginia, in March 1995. The acquisition of TideMark is for a combination of cash and Crestar stock valued at approximately $38 million, to be accounted for as a purchase. TideMark had total assets and deposits of approximately $394 million and $270 million at December 31, 1994, respectively.

    Crestar expects the ten acquisitions completed or announced in 1994 to have a positive contribution to earnings within the first twelve months following completion.

(3) SECURITIES HELD TO MATURITY

The amortized cost (carrying values) and approximate market values of securities held to maturity at December 31 follow:

                                        AMORTIZED      UNREALIZED    UNREALIZED       MARKET
IN THOUSANDS                                 COST           GAINS        LOSSES        VALUE
1994
U.S. Treasury and Federal agencies     $   10,307       $       -       $   320   $    9,987
Mortgage-backed obligations of
 Federal agencies                         598,676             846        33,288      566,234
Other taxable securities                  231,021              20        12,057      218,984
States and political subdivisions          67,364             755         2,553       65,566
  Total                                $  907,368       $   1,621       $48,218   $  860,771

1993
U.S. Treasury and Federal agencies     $   45,857       $     166       $   146   $   45,877
Mortgage-backed obligations of
 Federal agencies                       1,437,519          18,906         1,452    1,454,973
Other taxable securities                  231,509           1,106           365      232,250
States and political subdivisions          84,121           2,935            53       87,003
Common and preferred stocks                25,611               -             -       25,611

  Total                                $1,824,617       $  23,113       $ 2,016   $1,845,714

The stated maturities of securities held to maturity at December 31, 1994 follow:


IN THOUSANDS
                                       AMORTIZED      MARKET
                                            COST       VALUE
1994
Due in one year or less                 $  5,264    $  5,285
Due after one year through five years    240,780     231,900
Due after five years through ten years   392,609     369,228
Due after ten years                      268,715     254,358
Total                                   $907,368    $860,771

At December 31, 1994 and 1993, securities held to maturity with an aggregate carrying value of $442,406,000 and $635,298,000, respectively, were pledged to secure deposits and for other purposes. Gross gains of $1.0 million and gross losses of $2.2 million were realized on sales of securities held to maturity in 1992.


(4) SECURITIES AVAILABLE FOR SALE

The amortized cost and approximate market values of securities available for sale at December 31 follow:



                                        AMORTIZED     UNREALIZED     UNREALIZED          MARKET
IN THOUSANDS                                 COST          GAINS         LOSSES           VALUE

1994
U.S. Treasury and Federal
  agencies                             $  716,430        $    69        $20,795      $  695,704
Mortgage-backed obligations of
  Federal agencies                        682,577          1,430         34,400         649,607
Other taxable securities                  179,390            116          3,869         175,637
Common and preferred stocks               101,032             18             25         101,025
   Total                               $1,679,429        $ 1,633        $59,089      $1,621,973

1993 U.S. Treasury and
 Federal agencies                      $1,512,596        $32,554        $ 1,081      $1,544,069
Mortgage-backed obligations of
 Federal agencies                          17,312             24              5          17,331
Other taxable securities                  167,092          1,304              -         168,396
Total                                  $1,697,000        $33,882        $ 1,086      $1,729,796

The stated maturities of securities available for sale at December 31, 1994 follow:

                                        AMORTIZED        MARKET
IN THOUSANDS                                 COST         VALUE
Due in one year or less                $  177,126    $  176,539
Due after one year through five years     548,569       528,809
Due after five years through ten years     84,057        81,693
Due after ten years                       768,645       733,907
                                        1,578,397     1,520,948
Common and preferred stocks               101,032       101,025
  Total                                $1,679,429    $1,621,973

At December 31, 1994 and 1993, securities available for sale with an aggregate carrying value of $790,827,000 and $573,787,000 respectively, were pledged to secure deposits and for other purposes.

    Proceeds from sales of securities available for sale were $1.7 billion in 1994, $376 million in 1993 and $238 million in 1992. Gross gains of $6.2, $4.1 and $4.9 million and gross losses of $17.0 million, $1.9 million and $141 thousand were realized on such sales during 1994, 1993 and 1992, respectively.

    As a result of Crestar's adoption of SFAS 115 as discussed in note 1(b), securities having an amortized cost of $2.932 billion, and an estimated market value of $2.983 billion, were classified as securities available for sale on January 1, 1994. The initial effect of adoption of SFAS 115 was an increase in shareholders' equity of $32.2 million, which was the amount by which the fair value of securities available for sale, net of a deferred tax liability of $19 million, exceeded the amortized cost of such securities on January 1, 1994.

(5) MONEY MARKET INVESTMENTS

Money market investments at December 31 included:


IN THOUSANDS                                        1994        1993
Trading account securities                      $  3,574    $  5,060
Federal funds sold                               268,155       3,815
Securities purchased under agreements to resell  175,500     609,805
Domestic time deposits                               138      25,128
U.S. Treasury                                      5,189       6,825
  Total money market investments                $452,556    $650,633

(6) NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans and foreclosed properties. Nonperforming loans consist of loans on which income is recognized on the cash basis (nonaccrual loans) and loans which meet the accounting definition of a troubled debt restructuring (restructured loans). Nonaccrual loans are classified as loans in the accompanying consolidated balance sheets. There were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at December 31, 1994. At December 31, 1994 and 1993, loans accounted for as restructured loans, included in nonaccrual loans, totaled $7.9 million and $20.1 million, respectively.

  In addition to the loans classified as nonaccrual at December 31, 1994 and 1993, there were $35.7 million and $25.2 million, respectively, that were past due 90 days or more, the majority of which were collateralized or in the process of collection. Instalment and bank card past due loans are subject to established charge-off procedures as discussed in note 1(e).

  Non-cash additions to foreclosed properties were $10.4 million, $17.2 million and $114.1 million in 1994, 1993 and 1992, respectively. The amounts of nonperforming assets at December 31 follow:

IN THOUSANDS                                  1994           1993
Nonaccrual loans                           $69,406       $ 78,081
Restructured loans                           6,878          1,733
   Total nonperforming loans                76,284         79,814
Foreclosed properties - net                 18,629         16,951
   Total nonperforming assets              $94,913       $ 96,765
Average nonperforming loans for
  the year                                 $75,528       $116,613
Average nonperforming assets for
  the year                                 $98,452       $170,869

The aggregate recorded investment in nonperforming loans outstanding at December 31, 1994, 1993 and 1992, the pro forma interest income that would have been earned in 1994, 1993 and 1992 if such loans had not been classified as nonperforming, and the amount of interest income actually included in net interest income for such years follows:

IN THOUSANDS                                  NONPERFORMING LOAN CATEGORY
1994                 COMMERCIAL   CONSTRUCTION       REAL ESTATE       ALL OTHER         TOTAL
RECORDED INVESTMENT     $28,708         $7,279           $36,889          $3,408      $ 76,284
PRO FORMA INTEREST        4,041            769             4,082             133         9,025
INTEREST EARNED             156              -               181               -           337
1993
Recorded investment     $39,487         $5,843           $33,582          $  902      $ 79,814
Pro forma interest        4,990            948             1,706              78         7,722
Interest earned             421              -                 -               -           421
1992
Recorded investment     $87,120         $8,506           $45,671          $  931      $142,228
Pro forma interest        7,790          3,362             1,872             103        13,127
Interest earned             377              -                 2               -           379

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114), as amended, will be adopted prospectively by Crestar on January 1, 1995. In future reporting periods, impaired loans within the scope of the statement will be measured and valued on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed collateral dependent. The 1995 impact on Crestar's results of operations and financial position of adopting SFAS 114 is expected to be immaterial.

(7) ALLOWANCE FOR LOAN LOSSES

Transactions in the consolidated allowance for loan losses for the years ended December 31 were:

IN THOUSANDS                           1994         1993          1992
Beginning balance                  $210,958     $205,017     $ 210,004
Charge-offs                         (65,204)     (89,333)     (130,662)
Recoveries                           28,066       24,499        16,733
  Net charge-offs                   (37,138)     (64,834)     (113,929)
Provision for loan losses            29,682       48,775        99,242
Allowance from acquisitions - net   15,687       22,000         9,700
  Net increase (decrease)             8,231        5,941        (4,987)
Ending balance                     $219,189     $210,958     $ 205,017

Foreign activities represented less than 1 percent of total assets, revenues, income before income taxes and net income for all years presented.

    Allowance from acquisitions for 1994 is net of a $4.2 million reduction in the allowance for loan losses initially recorded upon the purchase of CFS Financial Corporation (CFS) in May 1993. This reduction in the initial valuation of the acquired allowance was based on subsequent and more detailed analysis of the creditworthiness of the CFS loan portfolio as of the date of acquisition. The impact of this reduction on the other values assigned to the assets acquired and liabilities assumed in the CFS purchase was to decrease goodwill by $2.7 million and to decrease the deferred income tax asset by $1.5 million.

(8) PREMISES AND EQUIPMENT

Premises and equipment at December 31 included:

IN THOUSANDS                     1994          1993
Land                        $  55,745     $  53,611
Buildings and improvements    273,816       262,992
Furniture, fixtures and
  equipment                   249,612       224,978
Capitalized leases:
  Land and buildings            3,947         4,072
  Equipment                       518           518
Less: Accumulated
  depreciation and
  amortization               (284,238)     (261,449)
                              299,400       284,722
Construction in progress       17,496        17,982
  Total premises and
    equipment - net         $ 316,896     $ 302,704

At December 31, 1994, future minimum lease payments under noncancelable capital and operating leases that have an initial term in excess of one year follow:

                               OPERATING    CAPITAL
IN THOUSANDS                      LEASES     LEASES
1995                           $  15,953    $   417
1996                              14,215        265
1997                              11,812        257
1998                               9,380        253
1999                               7,115        188
Later years                       25,544      1,038
Total minimum lease
  payments                     $  84,019    $ 2,418
Imputed interest (rates
  ranging from 8 5/8-14 3/8%)               (1,048)
Present value of net
  minimum lease payments
  (included in long-term debt)              $ 1,370

Total minimum lease payments included in the preceding table have not been reduced by future minimum sublease rentals of $1.4 million. There were no new capital lease obligations incurred in 1994, 1993 or 1992.

    Crestar owns and, along with its subsidiaries, is the principal tenant of the corporate headquarters building in Richmond, Virginia, an operations center in Richmond, and regional office buildings in Roanoke and Norfolk, Virginia and Washington, DC. At December 31, 1994, Crestar had 336 banking locations, the majority of which were located in bank owned facilities. Management considers these properties to be suitable and adequate for current operations.

    Lease expense relating to both cancelable and noncancelable operating lease agreements (including month-to-month rental agreements) is shown below. Customarily, these leases provide that the lessee pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.

IN THOUSANDS             1994       1993       1992
Buildings             $18,515    $16,598    $17,309
Equipment               1,977      1,639      1,559
  Total lease expense $20,492    $18,237    $18,868

(9) INTANGIBLE ASSETS

Intangible assets at December 31 included:

IN THOUSANDS                                 1994       1993
Goodwill and deposit base intangibles    $106,639    $74,104
Mortgage servicing rights                  15,742     21,378
Favorable lease rights                        572        670
  Total intangible assets - net          $122,953    $96,152

Accumulated amortization of goodwill was $23,421,000 and $17,320,000 for 1994 and 1993, respectively. During 1994, goodwill and deposit base intangibles were reduced by $13.1 million due to recognition of an income tax benefit arising from an IRS settlement of issues related to the tax treatment of intangible assets. Additionally, a $7.0 million reduction in goodwill and deposit base intangibles was recorded in 1994 due to recognition of an income tax benefit from reclassifications of goodwill and deposit base intangible assets recorded for specific acquisitions.

(10) ALLOWANCE FOR FORECLOSED PROPERTIES

Transactions in the allowance for losses on foreclosed properties for the years ended December 31 were:

IN THOUSANDS                           1994         1993        1992
Beginning balance                   $ 5,574     $ 10,264     $     -
Provision for foreclosed properties    (323)       6,400      12,000
Write-downs                          (3,610)     (13,136)     (1,736)
Allowance from acquisitions           5,539        2,046           -
  Net increase (decrease)             1,606       (4,690)     10,264
Ending balance                      $ 7,180     $  5,574     $10,264

(11) SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31 and their related weighted average interest rates were:

IN THOUSANDS                               1994                   1993                   1992
                                      AMOUNT     RATE        AMOUNT     RATE        AMOUNT     RATE
Federal funds purchased           $  742,672     6.29%   $  670,407     3.23%   $  443,467     3.28%
Securities sold under repurchase
  agreements                         481,938     5.93       819,132     2.76     1,006,219     3.18
Commercial paper                         230     4.81           319     2.63         7,435     2.99
Notes payable                        153,976     5.42       110,792     2.64       119,019     2.70
U.S. Treasury demand notes                 -        -        13,487     2.64        17,886     2.45
Other                                  1,990     3.63         2,606     2.75        13,990     3.73
 Total short-term borrowings      $1,380,806             $1,616,743             $1,608,016

Federal funds purchased generally mature daily. Securities sold under repurchase agreements generally mature within 1 to 365 days or are due upon demand. Commercial paper matures within 270 days, and master notes, the principal component of notes payable, are due upon demand.

    At December 31, 1994, the Parent's unused committed lines of credit totaled $30 million.

    The Corporation paid $319,139,000, $296,483,000 and $383,986,000 in interest on deposits and short-term borrowings in 1994, 1993 and 1992, respectively.

(12) LONG-TERM DEBT

Long-term debt at December 31 included:

IN THOUSANDS                                                     1994        1993
Parent:
8 3/4% Subordinated notes due 2004                           $149,615    $      -
8 1/4% Subordinated notes due 2002                            125,000     125,000
8 5/8% Subordinated notes due 1998                             49,966      49,955
5% Convertible subordinated debentures due 1994                     -         134
  Total Parent                                                324,581     175,089
7-8 1/4% Mortgage indebtedness maturing through 2009           10,101      13,130
8 5/8-14 3/8% Capital lease obligations maturing through
  2006                                                          1,370       1,965
4 1/8-8% Federal Home Loan Bank obligations payable through
  2008                                                         13,099         972
6 1/4-9 1/2% Collateralized mortgage obligation bonds
  maturing through 2019                                        17,811           -
  Total consolidated long-term debt                          $366,962    $191,156

In 1994, Crestar completed the sale of $150 million of 8 3/4% subordinated notes due November 15, 2004. Net of underwriting discounts, the notes resulted in net proceeds to the Corporation of $148.6 million. Proceeds from the sale of the notes will be used for general corporate purposes, including cash requirements for pending acquisitions discussed in note 2.

     Neither the 8 3/4% nor the 8 1/4% subordinated notes are redeemable prior to maturity. The 8 5/8% subordinated notes may not be exchanged or redeemed prior to maturity, except upon the occurrence of certain events relating to the federal income tax treatment of the notes to the Corporation. The 8 3/4%, 8 1/4% and 8 5/8% subordinated notes all qualify as Tier 2 capital for federal bank regulatory purposes. Expenses relating to the issuance of the 8 3/4%, 8 1/4% and 8 5/8% notes are being amortized to maturity on a straight-line basis. Outstanding debt agreements at December 31, 1994 place restrictions upon the disposal of subsidiaries' common stock.

     During 1994, all remaining 5% convertible subordinated debentures were converted into 12,210 common shares of Crestar. Upon conversion to common stock, the unamortized expense attributable to the 5% debentures was charged to capital surplus.

     During 1994, $23,174,000 of collateralized mortgage obligation bonds were assumed in the acquisitions of Virginia Federal and Annapolis discussed in note 2. Federal Home Loan Bank obligations of $10,000,000 were assumed in the acquisition of NVR Savings.

     Mortgage indebtedness consists of the debt relating to two pledged facilities owned by Crestar Bank which have an aggregate carrying value of $21,903,000 at December 31, 1994. Mortgage payments in 1994, including interest, were $4,066,000; payments in 1995 are expected to be $1,528,000.

     The Corporation made payments of $17,662,000, $17,928,000 and $13,534,000 in interest on long-term debt in 1994, 1993 and 1992, respectively.

     The combined maturities of all long-term debt for the years 1995 through 1999 follow:

IN THOUSANDS       1995      1996      1997       1998      1999
Parent          $     -    $    -    $    -    $49,966    $    -
Consolidated     24,094     2,132     1,801      1,325     1,179

(13) INCOME TAXES

The current and deferred components of income tax expense allocated to continuing operations in the accompanying consolidated statements of income were:

IN THOUSANDS                                1994       1993         1992
Current:
  Federal                                $78,352    $54,060     $ 37,996
  State and local                          1,991       (362)       1,347
    Total current tax expense             80,343     53,698       39,343
Deferred:
  Federal                                  4,918      9,975      (17,886)
  State and local                            356       (684)      (1,768)
    Total deferred tax expense (benefit)   5,274      9,291      (19,654)
Total income tax expense                 $85,617    $62,989     $ 19,689

In addition to the state and local income tax expenses above, which pertain to the non-bank affiliates and to the non-Virginia banks, Crestar Bank incurred Virginia bank franchise taxes of $3,199,000 in 1994, $2,810,000 in 1993 and $2,845,000 in 1992. This tax is imposed on banks in Virginia in lieu of income and personal property taxes. Crestar Bank remits 80 percent of the tax to the Virginia municipalities in which it does business and the remaining 20 percent to the Commonwealth of Virginia.

     The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations were:

IN THOUSANDS                                       1994         1993         1992

Income before income taxes                     $254,696     $203,480     $ 99,490
Tax expense at statutory rate                    89,144       71,218       33,826
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends              (7,296)      (8,355)     (10,573)
  Nondeductible interest expense                    459          531          790
  Alternative minimum tax (carryforward used)         -            -       (6,457)
  Amortization of goodwill                        2,141        1,075          872
  Amortization of deposit base intangibles            -            -        1,073
  State income taxes                              1,525          292         (278)
  Adoption of SFAS 109                                -         (540)           -
  Deferred tax effect of 1993 tax rate change         -       (1,593)           -
  Other - net                                      (356)         361          436
    Total decrease in taxes                      (3,527)      (8,229)     (14,137)
Total income tax expense                       $ 85,617     $ 62,989     $ 19,689
Effective tax rate                                 33.6%        31.0%        19.8%

The Corporation made income tax payments of $79,708,000, $52,234,000 and $37,371,000 during 1994, 1993 and 1992, respectively.

     Effective January 1, 1993, Crestar adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as discussed in note 1(j). The sources and tax effects of temporary differences that gave rise to significant portions of deferred income tax assets
(liabilities) at December 31 were:


IN THOUSANDS                                           1994         1993
Deferred Income Tax Assets:
  Allowance for loan losses                        $ 64,816     $ 71,113
  Intangible assets                                  13,983            -
  Foreclosed properties                               8,827        4,743
  Compensation and employee benefits                 19,435       12,646
  Unrealized loss on securities available for sale   20,901            -
  Other                                              11,892        5,240
   Total Deferred Income Tax Assets                 139,854       93,742
Deferred Income Tax Liabilities:
  Premises and equipment                            (12,867)     (15,838)
  Intangible assets                                       -      (11,979)
  Securities                                         (4,440)      (3,109)
  Deferred loan fees and costs                       (5,358)      (2,442)
  Loans                                                (790)      (5,326)
  Lease receivables                                  (1,477)      (2,591)
  Other                                             (11,535)      (3,740)
   Total Deferred Income Tax Liabilities            (36,467)     (45,025)
   Net Deferred Income Tax Asset                   $103,387     $ 48,717

The net deferred income tax asset is included in other assets in the accompanying consolidated balance sheets. There was no valuation allowance relating to the net deferred income tax asset at December 31, 1994 and 1993. The net deferred income tax asset at January 1, 1993, included a valuation allowance of $1.1 million representing a capital loss carryforward expiring in 1998. This allowance was reduced to zero during 1993 as a result of a decrease in the corresponding temporary difference. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize substantially all of its deferred income tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred income tax assets will be realized.

     The primary timing differences and the resulting deferred income tax benefit for the year ended December 31, 1992, were:

IN THOUSANDS
Deduction for loan losses on tax returns greater than the
  provision charged to operating expense                      $  4,840
Financial statement AMT less than tax return AMT                (6,457)
Depreciation                                                    (1,420)
Amortization of acquired intangible assets                       1,351
Accretion of discount on securities                             (1,801)
Deferral and amortization of loan fees and costs                  (449)
Unrealized losses on foreclosed properties                     (12,782)
Other - net                                                     (2,936)
  Total deferred income tax benefit                           $(19,654)

The tax returns through 1990 have either been examined or are no longer subject to examination by the Internal Revenue Service (IRS). During 1994, the IRS completed an examination of the tax returns for 1988 through 1990. There was no material effect on consolidated earnings. Also during 1994, the IRS began an examination of the tax returns for 1991 through 1993. Management believes that any deficiency that may be determined will not have a material effect on consolidated earnings.

(14) SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

During 1994 and 1993 the Corporation purchased and retired 1,120,300 and 522,300 shares of common stock at an average cost of $43.25 and $40.31 per share, respectively. There were no shares of common stock purchased and retired in 1992.

     During 1994, all remaining subordinated debentures were converted to shares of common stock as discussed in note 12. During 1993 and 1992, $2,000 and $17,000 of subordinated debentures were converted to 216 and 1,837 shares of common stock, respectively.

     At December 31, 1994, common stock was reserved for issuance to directors, officers or employees, with respect to stock options granted from 1987 through 1994 as explained in note 18. There were 2,300,000 shares reserved for the Performance Equity Plan and the 1993 Stock Incentive Plan, which provide awards to key executives based upon attainment of specific long-term corporate goals. No shares were beneficially owned by a subsidiary.

     In December 1993, all 900,000 shares of the Adjustable Rate
Cumulative Preferred Stock Series B were redeemed at 103% of the stock's stated value, or a price per share of $51.50, plus accrued and unpaid dividends.

     In 1992, Crestar completed the public offering and sale of 3,450,000 shares of common stock at $29.25 per share, providing a net addition of $97.1 million to shareholders' equity.

     Average common and common equivalent shares used in the determination of earnings per share were:

IN THOUSANDS      1994      1993      1992
Primary         37,864    37,587    33,286
Plus assumed
  conversion of
  debentures         -        15        15
Other                3        63        68
Fully diluted   37,867    37,665    33,369

Fully diluted earnings per common share are calculated using net income increased by interest and amortization of debt issuance expense, net of tax effect, relating to the outstanding 5% convertible subordinated debentures. Net income for 1993 and 1992 is further reduced by the dividends applicable to the Series B preferred stock. The adjustments are as follows:

IN THOUSANDS         1994         1993         1992
Interest and
  amortization of
  debt issuance
  expense            $  2     $      7     $      7
Tax effect             (1)          (2)          (2)
Preferred dividends,
  Series B              -       (2,221)      (2,475)
Net adjustment
  to net income      $  1     $ (2,216)    $ (2,470)

(15) OTHER INCOME

Other income in the consolidated statements of income includes:

IN THOUSANDS                                 1994       1993       1992
Mortgage servicing                        $18,986    $15,371    $13,637
Mortgage origination - net                  8,495     20,631     16,631
Automated teller machine fees              10,605      9,355      7,925
Trading account activities                  1,069      4,415      6,880
Commissions on letters of credit            5,135      7,272      5,081
Safe deposit box rental                     3,537      2,239      3,282
Gain on sale of mortgage servicing rights  18,732      3,600      1,761
Miscellaneous                              20,498     18,786     11,539
  Total other income                      $87,057    $81,669    $66,736

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

     Under the current supervisory practices of the Banks' regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. The amount of dividends available to the Parent from the Banks at January 1, 1995, without prior approval, was approximately $132.0 million. Cash dividends paid by the Banks to the Parent in 1994, 1993 and 1992 were $95.2 million, $93.8 million and $30.1 million, respectively.

     Section 23A of the Federal Reserve Act imposes limitations on the amount of credit that may be extended to the Parent by the Banks. Generally, up to 10% of the Banks' regulatory capital, surplus, undivided profits, allowance for loan losses and contingency reserves may be loaned by the Banks to the Parent. As of December 31, 1994, $127.3 million of credit was available to the Parent under this limitation, although no extensions of credit were outstanding.

     For the reserve maintenance period in effect at December 31, 1994 and 1993, the Banks were required to maintain average daily balances totaling approximately $343.0 million and $339.6 million, respectively, with the Federal Reserve Bank. The average amount of reserve balances for the year ended December 31, 1994 totaled approximately $431.1 million.

     As of January 1, 1994, aggregate loans to directors and executive officers and their associates were $10,854,000. Additions and repayments totaled $228,000 and $1,957,000 respectively, during 1994 and the balance was $9,125,000 at year end. These loans were made in the ordinary course of business and were arms-length in terms of credit risk, interest rates and collateral requirements prevailing at the time for comparable transactions. These loans do not represent more than a normal credit risk. None of these loans were nonaccrual, past due or restructured at December 31, 1994.

(17) PENSION PLANS

As of December 31, 1994, the Corporation had various non-contributory defined benefit pension plans. Benefits under the plans are based on length of service and a percentage of qualifying compensation during the final years of employment. The Corporation's funding policy is to contribute annually the maximum amount that can be contributed for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     Net periodic pension expense in 1994, 1993 and 1992 includes:

IN THOUSANDS                                        1994       1993        1992
Service cost - benefits earned
  during the year                                $ 6,539    $ 4,949     $ 4,906
Interest expense on projected
  benefit obligation                               9,072      6,784       6,244
Actual return on plan assets                      (1,185)   (18,906)     (9,859)
Net amortization and deferral                     (9,854)     9,167       1,175
Net periodic pension expense                     $ 4,572    $ 1,994     $ 2,466

The following table sets forth the Plans' funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1994 and 1993, based on a measurement date of September 30 for each respective year:

IN THOUSANDS                                           1994           1993
Accumulated benefit obligation, including vested
 benefits of $73,579 in 1994; $81,540 in 1993     $  (75,514)    $ (82,621)
Projected benefit obligation for service
 rendered to date                                   (108,153)     (121,416)
Plan assets at fair value, primarily listed
 stocks and U.S. Treasury bonds                      122,952       123,480
Plan assets in excess of projected benefit
 obligation                                           14,799         2,064
Unrecognized net gain from past experience
 different from that assumed and effects of
 changes in assumptions                              (22,282)         (324)
Unrecognized net asset (obligation) at October 1,
 being recognized over 15 years                        2,221        (2,614)
Accrued pension expense                           $   (5,262)    $    (874)

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5% and 5.0%, respectively, in 1994 and 7.25% and 5.0%, respectively, in 1993. The expected long-term rate of return on assets was 9.0% and 8.5% for 1994 and 1993, respectively.


(18) OTHER EMPLOYEE BENEFIT PLANS

The Corporation maintains a stock incentive plan which allows for the granting of incentive and non-qualified stock options to all employees on a discretionary basis. The Corporation also maintains a stock option plan under which no future options will be granted, but under which previously granted options were outstanding at December 31, 1994. Stock options are granted at prices equal to the fair market value of the stock on the date of grant. Options are exercisable starting one year from the date of grant, or upon retirement, disability or death; options expire seven years from the date of grant for options granted prior to 1989 and ten years from the date of grant for options granted in 1989 and thereafter. Effective in January 1992, all stock appreciation rights
(SARs), which had previously been granted in tandem with options, were canceled. No new grants of SARs have been made since that time.

     Summarized activity relating to options and SARs follows:

                                            1994          1993                 1992
                                         OPTIONS       OPTIONS          OPTIONS        SARS
Outstanding, January 1                 1,053,301     1,120,800          931,000      481,521
Granted                                  215,200       207,730          363,550            -
Canceled or retired                       (1,200)       (4,350)          (7,400)    (481,521)
Exercised ($14.75 to $40.38 per share)  (239,784)     (270,879)        (166,350)           -
Outstanding, December 31
  ($14.75 to $48.25 per share)         1,027,517     1,053,301        1,120,800            -
Exercisable, December 31                 815,017       885,151          762,750            -

The Corporation provides postretirement life and contributory health insurance benefit plans for eligible retirees. Since 1993, the cost of such benefits have been accrued in a manner similar to pension costs. Prior to 1993, such costs were expensed when paid. Postretirement benefits expense for periods prior to 1993 have not been restated.

     The projected status of Crestar's postretirement life and contributory health insurance benefit plans for eligible retirees as of December 31 follow:

IN THOUSANDS                                                      1994          1993
Accumulated postretirement benefit obligations (other than
  pensions):
  Retirees                                                   $ (29,155)    $ (27,821)
  Eligible active plan participants                             (7,786)       (5,599)
  Ineligible active participants                                (8,400)       (7,740)
   Total                                                       (45,341)      (41,160)
  Unrecognized net loss from past experience different
    from that assumed and effects of changes in assumptions      6,627         5,512
  Unrecognized transition obligation to be recognized
    over 20 years                                               30,780        32,490
  Accrued postretirement benefit expense                     $  (7,934)    $  (3,158)
Postretirement benefit expense for the years ended
December 31 included:

IN THOUSANDS                                                      1994          1993
Service cost                                                 $     873     $     573
Interest cost                                                    2,977         2,131
Amortization of transition obligation                            1,710         1,710
  Net postretirement benefit expense                         $   5,560     $   4,414

The weighted average annual assumed rate of increase in the per capita cost of covered benefits for health insurance is 12% for 1995 and is assumed to decrease gradually to 7% in 1999 and remain at that level thereafter. Increasing the assumed health care trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by approximately $3.8 million, and would increase the aggregate of the service and interest components of net postretirement benefit expense by approximately $350 thousand for 1994. The weighted average discount rate used in projecting the accumulated plan benefit obligation was 8.5% for 1994, and the average rate of annual compensation increase was 5%.

     The Corporation maintains a grantor trust to pay certain employee benefits as they become due. Assets of the trust are restricted to use for applicable employee benefit plans, including deferred compensation and medical benefit plans. Such trust assets of approximately $62 million and $63 million at December 31, 1994 and 1993, respectively, are included in the Corporation's total assets.

    The Corporation has thrift and profit-sharing plans covering substantially all full-time employees beginning January 1 after date of hire. The Corporation makes matching contributions of 50 cents for every $1 of employee contributions to the thrift plan, up to 6 percent of base pay. Employer profit-sharing contributions are determined by applying a formula based on return on equity to covered compensation. Thrift and profit-sharing plan expenses totaled $16.5 million, $11.0 million and $8.3 million in 1994, 1993 and 1992, respectively.

(19) OTHER EXPENSE

Other expense in the consolidated statements of income includes:

IN THOUSANDS                              1994        1993        1992
Communications                        $ 25,484    $ 21,136    $ 19,334
Stationery, printing and supplies        8,239       7,133       6,451
Professional fees and services          12,819      13,487      15,898
Loan expense                             9,786       9,034       8,409
FDIC premiums                           25,207      22,847      21,003
Advertising and marketing               19,906      13,709       8,137
Transportation                           5,861       5,388       5,357
Outside data services                   18,805      14,879      11,769
Amortization of purchased intangibles   12,279      21,926      13,630
Foreclosed properties                      652      33,055      60,188
Miscellaneous                           41,520      35,321      38,124
  Total other expense                 $180,558    $197,915    $208,300

(20) CONDENSED BANK INFORMATION

Condensed Consolidated Balance Sheets for Crestar Bank, Crestar Bank N.A. and Crestar Bank MD at December 31, 1994 follow:

IN THOUSANDS                       CRESTAR BANK     CRESTAR BANK N.A.     CRESTAR BANK MD
Cash and due from banks             $   804,122            $  149,381          $   49,527
Securities held to maturity             629,832                88,903             176,091
Securities available for sale         1,010,578               421,661              91,280
Money market investments                291,153               366,040              89,000
Mortgage loans held for sale            209,525                     -                   -
Loans - net of unearned income        8,224,408               425,475             635,754
  Less: Allowance for loan losses      (192,501)              (15,187)            (11,501)
  Loans - net                         8,031,907               410,288             624,253
Premises and equipment - net            252,894                46,272              16,044
Customers' liability on acceptances       6,464                     -                   -
Intangible assets                        88,817                10,078              24,058
Other assets                            345,204                38,367              22,113
  Total Assets                      $11,670,496            $1,530,990          $1,092,366
Deposits                            $ 8,819,064            $1,285,145          $  959,034
Short-term borrowings                 1,576,861                84,038              18,656
Notes payable to Parent                 213,000                10,000                   -
Liability on acceptances                  6,464                     -                   -
Other liabilities                       147,362                 5,800               8,711
Long-term debt                           32,261                 3,099               7,021
  Total liabilities                  10,795,012             1,388,082             993,422
Common stock                            210,000                 5,258              12,210
Capital surplus                         135,713                87,801              69,061
Retained earnings                       558,530                55,564              19,754
Net unrealized loss on securities
  available for sale                    (28,759)               (5,715)             (2,081)
  Total Shareholder's Equity            875,484               142,908              98,944
  Total Liabilities and
    Shareholder's Equity            $11,670,496            $1,530,990          $1,092,366


Condensed Consolidated Statements of Income for Crestar Bank, Crestar Bank N.A. and Crestar Bank MD for the year ended December 31, 1994 follow:


IN THOUSANDS                      CRESTAR BANK     CRESTAR BANK N.A.     CRESTAR BANK MD
Income from earning assets           $ 794,246              $ 76,931            $ 61,287
Interest expense                       301,156                28,722              23,082
Net interest income                    493,090                48,209              38,205
Provision for loan losses               27,565                (4,000)              1,850
Net credit income                      465,525                52,209              36,355
Noninterest income                     214,972                24,691              21,268
Securities gains (losses)              (10,649)                   49                  (4)
Net credit and noninterest income      669,848                76,949              57,619
Noninterest expense                    442,685                57,229              44,622
Income before income taxes             227,163                19,720              12,997
Applicable income tax expense           76,483                 6,414               5,539
Net income                          $  150,680              $ 13,306             $ 7,458


(21) CONDENSED PARENT INFORMATION

The Parent's Condensed Balance Sheets at December 31 were:


IN THOUSANDS                                                     DECEMBER 31,
                                                                1994          1993
Cash in banks                                             $   33,143    $   31,276
Securities held to maturity                                   11,544        12,967
Securities available for sale                                 81,200             -
Money market investments                                       4,898        31,940
Securities purchased under agreements to resell              173,630       109,000
Notes receivable from subsidiaries                           223,000       173,000
Investments in subsidiaries:
  Bank subsidiaries                                        1,117,336     1,020,943
  Non-bank subsidiaries                                        7,843         8,038
Other assets                                                  13,565        11,735
  Total Assets                                            $1,666,159    $1,398,899
Commercial paper                                          $      230    $      320
Master notes                                                 153,976       110,792
Securities sold to subsidiary under repurchase agreements      4,565         2,706
Other liabilities                                             56,742        47,515
Long-term debt                                               324,581       175,089
Total shareholders' equity                                 1,126,065     1,062,477
  Total Liabilities and Shareholders' Equity              $1,666,159    $1,398,899


The Parent's retained earnings were $694,757,000 and $626,003,000 as of December 31, 1994 and 1993, respectively, and were comprised primarily of the undistributed earnings of its subsidiaries. The Parent's
Condensed Statements of Income for each of the last three fiscal years ended December 31 were:


IN THOUSANDS                                                     1994         1993        1992
Cash dividends from bank subsidiaries                        $ 95,229     $ 93,834     $30,100
Interest from subsidiaries                                     14,777       14,844      11,418
Interest on securities held to maturity and available for
  sale                                                          1,742        1,634       2,536
Income on money market investments                                398        1,762           -
Income on securities purchased under agreements to resell       5,208        3,014       6,184
Other income                                                       35           36          28
Securities losses                                                (145)      (1,859)       (979)
  Total income                                                117,244      113,265      49,287
Interest on short-term borrowings                               4,782        3,021       4,046
Interest on long-term debt                                     16,318       15,754      15,628
Other expense                                                   2,146        1,099       1,269
Interest on note payable to subsidiary                              -            -          99
  Total expense                                                23,246       19,874      21,042
Income before income taxes and equity in undistributed
  net income of subsidiaries                                   93,998       93,391      28,245
Income tax benefit                                             (1,050)      (1,451)     (1,529)
Income before equity in undistributed net income of
  subsidiaries                                                 95,048       94,842      29,774
Equity in undistributed net income of subsidiaries             74,031       45,649      50,027
Net Income                                                   $169,079     $140,491     $79,801

The Parent's Condensed Statements of Cash Flows for each of the last three fiscal years ended December 31 were:

IN THOUSANDS                                                         YEARS ENDED DECEMBER 31,
OPERATING ACTIVITIES                                              1994          1993          1992
Net Income                                                   $ 169,079     $ 140,491     $  79,801
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries         (74,031)      (45,649)      (50,027)
    Depreciation and amortization of premises and
      equipment                                                     51            52            51
    Securities losses                                              145         1,859           979
    Amortization and accretion, net                                259           248           314
    Net decrease (increase) in accrued interest
      receivable, prepaid expenses and other assets             (1,222)       (3,780)        1,104
    Net increase (decrease) in accrued interest
      payable, accrued expenses and other liabilities            7,364        (3,899)       12,266
  Net cash provided by operating activities                    101,645        89,322        44,488
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity              -             -         1,015
Proceeds from maturities of securities available for sale      108,500             -             -
Proceeds from sales of securities held to maturity                   -             -         6,175
Proceeds from sales of securities available for sale               606        22,191             -
Purchases of securities held to maturity                             -          (749)            -
Purchases of securities available for sale                    (189,700)            -             -
Net decrease (increase) in securities purchased under
  agreements to resell                                         (64,630)      105,441       (69,441)
Net decrease (increase) in other money market investments       27,042       (31,940)            -
Net increase in notes receivable from subsidiaries             (50,000)            -       (65,000)
Decrease in payable to subsidiary                                    -       (45,000)            -
Increase in investments in subsidiaries                         (8,000)       (2,500)      (15,750)
Net cash paid for acquisitions                                 (28,877)       (5,524)            -
  Net cash provided (used) by investing activities            (205,059)       41,919      (143,001)
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                37,381       (12,636)      (31,058)
Principal payments on long-term debt                                 -       (19,349)      (70,000)
Proceeds from issuance of long-term debt                       149,615             -       124,529
Redemption of preferred stock                                        -       (46,350)            -
Cash dividends paid                                            (57,477)      (45,091)      (29,121)
Common stock purchased and retired                             (48,450)      (21,054)            -
Proceeds from the issuance of common stock                      24,212        14,979       108,918
  Net cash provided (used) by financing activities             105,281      (129,501)      103,268
Increase in cash and cash equivalents                            1,867         1,740         4,755
Cash and cash equivalents at beginning of year                  31,276        29,536        24,781
Cash and cash equivalents at end of year                     $  33,143     $  31,276     $  29,536

(22) COMMITMENTS, CONTINGENCIES AND OTHER FINANCIAL INSTRUMENTS

In the normal course of business, Crestar is a party to commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. Commitments to extend credit, standby letters of credit, interest rate caps, floors and collars, swaps, and forward contracts are some of the vehicles used by Crestar in meeting the financing needs of its customers and managing its own exposure to fluctuations in interest rates. These items involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Any losses which may result from these transactions are not expected to have a material effect on the accompanying consolidated financial statements. Notional principal amounts often are used to express the volume of the transaction, but the amounts potentially subject to credit risk are much smaller. The contract or notional amount, the estimated fair value and the credit risk amount of each class of such instruments at December 31 was:


IN THOUSANDS                                               1994                                        1993
                                     ESTIMATED                                      ESTIMATED
                                    FAIR VALUE          CONTRACT/                  FAIR VALUE         CONTRACT/
                                         ASSET           NOTIONAL   CREDIT RISK         ASSET          NOTIONAL   CREDIT RISK
                                   (LIABILITY)             AMOUNT        AMOUNT   (LIABILITY)            AMOUNT        AMOUNT
Financial instruments whose
    notional or contract
    amounts equaled
    maximum credit risk:
  Legally binding unfunded
    commitments to extend
    credit                            $ (4,660)        $5,532,943    $5,532,943    $ (12,900)        $4,521,484    $4,521,484
  Standby letters of credit                  -            372,113       372,113            -            394,156       394,156
  Commercial and similar
    letters of credit                        -             92,439        92,439            -             75,913        75,913
  Recourse obligations                       -            890,005       890,005            -            710,415       710,415
  Other                                      -                  -             -            -             12,890        12,890
    Total                             $ (4,660)        $6,887,500    $6,887,500    $ (12,900)        $5,714,858    $5,714,858
Financial instruments whose
    notional or contract
    amounts exceeded the
    amount of credit risk:
  Interest rate risk management
    Interest rate swaps
     Asset rate
       conversions:
       Receive fixed                  $(95,147)        $1,460,166    $   30,869    $  18,234         $1,462,089    $   52,488
     Liability rate
       conversions:
       Pay variable                          -                  -             -        1,355             55,000         1,805
       Pay fixed                             -                  -             -         (394)             4,000            80
    Interest rate floors                   (83)           200,000         1,000        2,208            200,000         6,208
    Interest rate caps                       -                  -             -         (232)           400,000         2,000
    Forward contracts                       24            266,439           265        3,400            943,330         4,115
  As a financial intermediary
    Interest rate swaps                      -            133,682         3,532          695            193,616         7,189
    Interest rate floors                     -              7,000            18           10             50,000           260
    Interest rate collars                   31             37,688         1,408           41             82,051         1,678
    Interest rate caps                      18            113,104         1,113           18             59,600           667
     Total                            $(95,157)        $2,218,079    $   38,205    $  25,335         $3,449,686    $   76,490

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

    The credit risk associated with commitments to extend credit and standby letters of credit is similar to direct lending; therefore, all of these items are subject to the Corporation's loan approval and review procedures and policies. Based upon management's credit evaluation of the customer, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, investment securities, real estate and inventory. The maximum credit risk associated with commitments to extend credit and standby letters of credit assumes that the counterparty defaults and the collateral proves to be worthless.

    The total contract amounts do not necessarily represent future cash requirements, since many of these items are expected to expire without being drawn upon. At December 31, 1994, approximately $15.0 million of the standby letters of credit and $20.1 million of the commercial and similar letters of credit were participated to other financial institutions.

    A geographic concentration exists within Crestar's loan portfolio since most of Crestar's business activity is with customers located in Virginia, Maryland or Washington, DC. Based upon Standard Industrial Classification codes used for regulatory purposes, the Corporation had no aggregate loan concentration of 10% or more of total loans in any particular industry at December 31, 1994. However, under a broader view of the portfolio, Crestar had $1.1 billion in loans outstanding to real estate developers and investors at year-end 1994. These loans are diversified by geographic region within Crestar's market and by project type and are made in accordance with the Corporation's normal credit and underwriting guidelines and risk management policies.

    The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. At December 31, 1994, approximately $531.2 million of the balance of these loans serviced with recourse was insured by agencies of the Federal government or private insurance companies.

    As a financial institution, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at December 31, 1994, Crestar was participating in interest rate (fixed receive) swaps, $1.31 billion of which were used to convert certain variable rate commercial and real estate loans to fixed rates, and $150 million were used to convert variable rate securities to fixed rates. Crestar also had interest rate floor agreements outstanding on December 31, 1994, which the Corporation uses to minimize interest rate risk associated with variable rate assets. In addition, Crestar serves as a financial intermediary in interest rate swap, cap, collar and floor agreements, providing risk management services to customers. As an intermediary, Crestar typically becomes a principal in the exchange of interest payments between parties and, therefore, is exposed to loss should one of the parties default. The Corporation performs normal credit review on each counterparty and minimizes its exposure to the interest rate risk inherent in these items by entering into offsetting positions or by using hedging techniques to minimize risk.

    The notional amount of these over-the-counter traded interest rate swaps, caps, collars and floors does not represent Crestar's credit exposure, which the Corporation believes is a combination of current replacement cost (approximately $2.2 million at December 31, 1994) plus an amount for additional market movement (approximately $35.7 million at December 31, 1994). Three counterparties constituted 35%, 16% and 12% of the estimated credit exposure at December 31, 1994.

    Crestar has also entered into $266.4 million (contract amount) of forward agreements to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

    Crestar may, from time to time, enter into certain derivative contracts, such as purchased futures or options contracts, for trading purposes as discussed in note 1(c). Such contract amounts were not material in 1994.

    The fair values of commitments to extend credit, standby letters of credit and commercial and similar letters of credit were estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of counterparties. Unfunded loan commitments are generally priced at market at the time of funding and are subject to certain credit standards. The fair values of forward agreements are estimated based on current settlement values. The fair values of interest rate swaps, caps and floors are estimated based on the amount the Corporation would receive or pay to terminate the contracts or agreements. Such amounts are determined using a valuation model which considers current market yields, counterparty credit risk and other relevant variables. The carrying value of interest rate swaps, caps and floors, and other off-balance sheet financial instruments was not material at December 31, 1994 and 1993.

    Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

(23) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As the majority of Crestar's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Comparability among financial institutions is difficult due to the wide range of acceptable valuation techniques and the subjectivity of required assumptions. Crestar's remaining assets and liabilities, not considered financial instruments, have not been valued differently than customary, historical cost accounting, nor have lines of business been separately valued. Information regarding the estimated fair values of Crestar's financial instruments at December 31 follows:

IN THOUSANDS                                      ESTIMATED FAIR VALUE              CARRYING VALUE
                                                  ASSETS (LIABILITIES)           ASSETS (LIABILITIES)
                                                     1994            1993            1994            1993
Cash and due from banks                       $   907,627     $   716,652     $   907,627     $   716,652
Securities held to maturity                       860,771       1,845,714         907,368       1,824,617
Securities available for sale                   1,621,973       1,729,796       1,621,973       1,697,000
Money market investments                          452,556         650,633         452,556         650,633
Net loans, including loans held for sale        9,247,000       7,878,000       9,275,973       7,667,397
Other financial instrument assets                 174,118         180,111         174,159         179,086
Deposits with no stated maturities             (7,891,178)     (7,481,765)     (7,891,178)     (7,481,765)
Deposits with stated maturities                (2,961,000)     (2,707,000)     (3,021,974)     (2,684,013)
Short-term borrowings                          (1,380,806)     (1,616,743)     (1,380,806)     (1,616,743)
Long-term debt                                   (363,730)       (211,401)       (366,962)       (191,156)
Other financial instrument liabilities           (177,184)       (200,230)       (177,168)       (200,276)
Off-balance sheet financial instruments - net     (99,817)         12,435               -               -

The carrying amounts in the table are included in the consolidated balance sheets under the indicated captions, except for off balance sheet financial instruments which are discussed in note 22.

    The carrying value of cash and due from bank balances and money market investments approximates fair value. Financial instruments actively traded in a secondary market, such as securities, were valued using available quoted market prices.

    The Corporation's loan portfolio was valued based on estimated future cash flows, discounted at various rates. The discount rates used were commensurate with rates paid on U.S. Treasury securities with various maturity dates, adjusted for noninterest operating costs, anticipated credit losses and prepayment risk. The estimated fair value of the loan portfolio excludes the intangible value attributable to account relationships, including bank card, home equity line or similar revolving line of credit arrangements.

    Other financial instrument assets consist largely of customers' liability on acceptances and accrued interest receivable, for which carrying amount approximates fair value. The fair value of other financial instruments included in other assets was based on estimates of the present value of future net cash flows.


    The carrying value of demand deposits, interest checking deposits, money market deposit accounts and regular savings deposits is defined by SFAS 107 to approximate fair value. Deposits with stated maturities were valued based on estimated future cash flows, discounted at various rates. The discount rates used were commensurate with rates paid on U.S. Treasury securities, adjusted for factors such as operating expenses and prepayment risk. The estimated fair value of deposits excludes the intangible value attributable to long-term relationships with depositors.

    The carrying value of short-term borrowings approximates fair value. Long-term debt was valued based on interest rates currently available to Crestar for debt with similar terms and remaining maturities.

    Other financial instrument liabilities consist largely of liability on acceptances, interest payable on deposits and balances due upon settlement of securities purchases, for which carrying value approximates fair value. The fair value of other financial instrument liabilities was estimated based on estimates of the present value of future net cash payments.

(24) QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Consolidated quarterly results of operations for the years ended
December 31 were:

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA               FIRST       SECOND        THIRD       FOURTH
1994                                                    QUARTER      QUARTER      QUARTER      QUARTER
Income from earning assets                             $217,030     $228,372     $239,480     $241,152
Net interest income                                     140,666      144,929      149,278      146,943
Provision for loan losses                                10,032        8,850        8,100        2,700
Securities gains (losses)                                (1,718)         (49)          12       (9,021)
Other noninterest income                                 65,173       68,192       65,377       66,304
Net credit and noninterest income                       194,089      204,222      206,567      201,526
Noninterest expense                                     134,010      140,733      140,104      136,861
Income before income taxes                               60,079       63,489       66,463       64,665
Net Income                                               40,482       42,608       43,604       42,385
Earnings Per Share
Primary:
  Net Income                                           $   1.07     $   1.12     $   1.15     $   1.13
  Average shares outstanding (000s)                      37,835       37,930       38,063       37,637
Fully diluted:
  Net Income                                           $   1.07     $   1.12     $   1.15     $   1.13
  Average shares outstanding (000s)                      37,850       37,931       38,063       37,637
Dividends declared on common stock                          .33          .40          .40          .40
1993
Income from earning assets                             $202,125     $204,928     $213,119     $212,457
Net interest income                                     124,602      128,805      135,646      137,959
Provision for loan losses                                18,500        3,006       13,769       13,500
Securities gains (losses)                                 1,111        1,511         (385)           -
Other noninterest income                                 59,259       61,364       61,739       63,666
Net credit and noninterest income                       166,472      188,674      183,231      188,125
Noninterest expense                                     123,084      140,547      129,148      130,243
Income before income taxes                               43,388       48,127       54,083       57,882
Net Income                                               30,894       33,710       37,153       38,734
Earnings Per Share
Primary:
  Net Income                                           $    .83     $    .88     $    .96     $   1.01
  Average shares outstanding (000s)                      36,678       37,440       38,154       38,063
Fully diluted:
  Net Income                                           $    .83     $    .88     $    .96     $   1.00
  Average shares outstanding (000s)                      36,710       37,479       38,174       38,088
Dividends declared on common stock                          .25          .28          .28          .33

CRESTAR FINANCIAL CORPORATION

THE BOARD OF DIRECTORS AND SHAREHOLDERS

We have audited the accompanying consolidated balance sheets of Crestar Financial Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestar Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

    Effective January 1, 1994, the Corporation changed its method of accounting to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

/s/ KPMG Peat Marwick LLP
Richmond, Virginia
January 12, 1995

STATEMENT ON CORPORATE RESPONSIBILITY

The financial statements on pages 34 to 59 have been prepared by management in accordance with generally accepted accounting principles and include some amounts that are necessarily based on our best estimates and judgments. We are responsible for the accuracy, integrity, objectivity, consistency and fair presentation of the financial statements and all other financial information contained in this Annual Report. One way we fulfill these responsibilities is by relying on a system of internal controls, which has been designed to ensure that transactions are properly authorized and recorded in our financial records. Included in the system is an internal auditing function that independently assesses the effectiveness of internal controls and recommends possible improvements thereto. Because of inherent limitations in any system of controls, there can be no absolute assurance that errors or irregularities will not occur. Nevertheless, we believe that our system of internal controls provides reasonable assurance as to the integrity and reliability of our financial records.

    Some of the financial information in this Annual Report is presented on a tax-equivalent basis to improve comparative analysis. In addition, some of the business segment information incorporates allocation methods for which there is no generally accepted accounting principles. However, in all other respects, it is consistent with the audited financial statements.

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

    KPMG Peat Marwick LLP have audited the accompanying consolidated financial statements. Their report, located above, represents their judgment as to whether our consolidated financial statements present fairly our financial position and results of operations and cash flows in conformity with generally accepted accounting principles.

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


Crestar Financial Corporation

BOARD OF DIRECTORS OF CRESTAR FINANCIAL CORPORATION
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

RICHARD M. BAGLEY
President
Bagley Investment
Company
Hampton, Virginia
Real Estate Investments
AUDIT COMMITTEE

J. CARTER FOX
Chairman &
Chief Executive Officer
Chesapeake Corporation
Richmond, Virginia
Paper and Forest Products
Manufacturer
EXECUTIVE COMMITTEE

PATRICK D. GIBLIN
Vice Chairman &
Chief Financial Officer
Crestar Financial
Corporation and
Crestar Bank

BONNIE GUITON HILL
Dean of the
McIntire School
Of Commerce
University Of Virginia
Charlottesville, Virginia
AUDIT COMMITTEE

GENE A. JAMES
President &
Chief Executive Officer
Southern States
Cooperative, Inc.
Richmond, Virginia
Farm Supply Cooperative
HUMAN RESOURCES AND
COMPENSATION COMMITTEE

H. GORDON LEGGETT, JR.
Executive Vice President
Leggett Stores
Lynchburg, Virginia
Retail Department Store
HUMAN RESOURCES AND
COMPENSATION COMMITTEE

CHARLES  R.  LONGSWORTH
Chairman Emeritus
The Colonial Williamsburg
Foundation
Williamsburg, Virginia
Educational Museum,
Hotels and Restaurants
EXECUTIVE COMMITTEE AND
HUMAN RESOURCES AND
COMPENSATION COMMITTEE
(CHAIRMAN)

PATRICK J. MAHER
Chairman &
Chief Executive Officer
Washington Gas
Washington, DC
Natural Gas Utility
AUDIT COMMITTEE

FRANK E. MCCARTHY
Executive Vice President
National Automobile
Dealers Association
McLean, Virginia
EXECUTIVE COMMITTEE

G. GILMER MINOR III
Chairman, President &
Chief Executive Officer
Owens & Minor, Inc.
Richmond, Virginia
Medical/Surgical
Supply Distributor
HUMAN RESOURCES AND
COMPENSATION COMMITTEE

GORDON F. RAINEY, JR.
Partner, Chairman of the
Executive Committee
Hunton & Williams
Richmond, Virginia
Attorneys
AUDIT COMMITTEE

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

L. DUDLEY WALKER
Chairman
Bassett-Walker, Inc.
Martinsville, Virginia
Textile and Apparel
Manufacturer
AUDIT COMMITTEE

JAMES M. WELLS III
President
Crestar Financial
Corporation and
Crestar Bank
EXECUTIVE COMMITTEE

KAREN HASTIE WILLIAMS
Partner
Crowell & Moring
Washington, DC
Attorneys
HUMAN RESOURCES AND
COMPENSATION COMMITTEE

PRINCIPAL OFFICERS OF CRESTAR FINANCIAL CORPORATION
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

RICHARD G. TILGHMAN, 54
Chairman &
Chief Executive Officer
28 years of service, Elected
President and Chief
Executive Officer in 1985
and Chairman in 1986.

JAMES M. WELLS III, 48
President
26 Years of service. Elected
Executive Vice President of
Corporate Banking in 1985
and of the Banking Group
in 1986 and to current
position in 1988.

PATRICK D. GIBLIN, 62
Vice Chairman &
Chief Financial Officer
21 years of service. Elected
Executive Vice President-
Finance in 1976 and to
current position in 1985

C. GARLAND HAGEN, 49
Corporate Executive
Vice President-
Investment Bank
22 years of service. Elected
Executive Vice President in
1985 and to current
position in 1987.

WILLIAM C. HARRIS, 57
Corporate Executive
Vice President &
President-Greater
Washington Banking
31 years of service. Elected
President-Northern Region
in 1983 and to current
position in 1986.

ROBERT F. NORFLEET, JR., 55
Corporate Executive
Vice President &
Senior Credit Officer
28 years of service. Elected
President-Capital Region
& Executive Vice
President-Corporate
Banking in 1987 and to
current position in 1994.

O.H. PARRISH, JR., 52
Corporate Executive
Vice President &
President-Virginia Banking
29 years of service. Elected
Executive Vice President &
Senior Credit Officer in
1985 and to current
position in 1994.

WILLIAM K. BUTLER II, 48
President-Eastern Region
22 years of service. Elected
President-Norfolk in 1984
and to current position in
1985.

F. EDWARD HARRIS, 53
President-Western Region
30 years of service. Elected
Executive Vice President-
Western Region in 1982
and to current position in
1985.

C.T. HILL, 44
President-Capital Region
24 years of service. Elected
Senior Vice President-
Commercial Banking in
1983, Executive Vice
President-Capital Region
Commercial Division in
1990 and to current
position in 1994.

WILLIAM M. GINTHER, 48
Group Executive Vice
President-Technology &
Operations
24 years of service. Elected
Executive Vice President in
1987 and to current
position in 1994.

JAMES J. KELLEY, 50
Group Executive Vice
President-Management
Resources Group
21 years of service. Elected
Senior Vice President in
1986 and to current
position in 1995.

STATEMENT OF BUSINESS
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

Crestar Financial Corporation (Crestar) is the holding company for Crestar Bank (Virginia), Crestar Bank N.A. (Washington, DC), and Crestar Bank MD (Maryland). At December 31, 1994, Crestar Financial Corporation had $10.9 billion in total deposits, and $1.1 billion in total shareholders' equity.

          In 1963, six Virginia banks combined to form United Virginia Bankshares Incorporated (UVB), a Virginia stock corporation and registered bank holding company. During the 1960s and 1970s, UVB acquired 18 other Virginia banks and formed one de novo bank. On December 31, 1979, all of the UVB banks were merged into United Virginia Bank. During the 1980s, nine more banks were acquired, including NS&T Bank, N.A. in the District of Columbia in 1985 and Bank of Bethesda in Maryland in 1986. In September 1987, UVB changed its name to Crestar Financial Corporation and its bank subsidiaries adopted their present names, all using the common identifier "Crestar." Since 1990, Crestar Financial Corporation has acquired 15 banks and thrifts in Virginia, Maryland and Washington, DC.

          Crestar Financial Corporation is supervised and examined by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHCA). The BHCA Act requires Federal Reserve approval for bank acquisitions and regulates nonbanking activities of bank holding companies. Deposits of Crestar's three subsidiary banks are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1994, approximately 65% of Crestar's deposits were insured by the Bank Insurance Fund (BIF) of the FDIC, with the remainder insured by the Savings Association Insurance Fund (SAIF) of the FDIC. Each subsidiary has a different group of regulators:
Crestar Bank, the lead bank located in Virginia, is regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond; Crestar Bank N.A. of Washington, DC is regulated by the Comptroller of the Currency; and Crestar Bank MD of Maryland is regulated by the Maryland Bank Commissioner and the Federal Reserve Bank of Richmond.

          The BHCA currently prohibits acquisition of a bank located outside the state in which the operations of a holding company's banking subsidiaries are principally conducted unless the acquisition is specifically authorized by a statute of the state in which the target bank is located. Under recently enacted federal legislation, the restriction on interstate acquisitions will be abolished effective September 1995, and thereafter bank holding companies from any state will be able to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law permits interstate branching at an earlier date), if state law expressly permits interstate branching.

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

          The 1989 Financial Reform, Recovery, and Enforcement Act (FIRREA) expanded federal regulatory enforcement powers. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of under-capitalized insured depository affiliates. All three Crestar banks were considered "well-capitalized" under regulatory definitions in effect at December 31, 1994, the highest rating presently available.

          Crestar serves customers through a network of 336 banking offices and 278 automated teller machines as of December 31, 1994. The Crestar banks offer a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards, and international banking services. Services also are provided through non-bank subsidiaries. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Securities brokerage and investment banking services are offered by Crestar Securities Corporation. Mortgage loan origination, servicing, and wholesale lending are offered by Crestar Mortgage Corporation, and Capitoline Investment Services Incorporated provides investment advisory services. Both Crestar Mortgage and Capitoline are subsidiaries of Crestar Bank.

          The mission of Crestar Financial Corporation is to provide a broad array of financial products and services at a price that represents the best value for our customers' money, and, by doing so, to provide a superior return for our shareholders.

          Crestar's executive offices are located at Crestar Center, 919 East Main Street, Richmond, Virginia. Regional headquarters are located in Norfolk and Roanoke, Virginia and in Washington, DC. Crestar's
Operations Center is located in Richmond.

FORM 10-K    CROSS-REFERENCE INDEX
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES


PART I   Item I Business                                                                                               63
          Guide 3 Disclosures                                           16-17, 19-21, 27-33, 38-40, 42, 44, 46, 65, 68-70
         Item 2 Properties                                                                                         45, 63
         Item 3 Legal Proceedings                                                                                    None
         Item 4 Submission of Matters
          to a Vote of Security Holders                                                                              None

PART II  Item 5 Market for the Registrant's
           Common Equity and Related Shareholder
           Matters                                                                                     50, 70, Back Cover
         Item 6 Selected Financial Data                                                                                11
         Item 7 Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations                                                                                    11-33
         Item 8 Financial Statements and
            Supplementary Data
           Consolidated Financial Statements:
           Crestar Financial Corporation and Subsidiaries
             Consolidated Balance Sheets                                                                               34
             Consolidated Statements of Income                                                                         35
             Consolidated Statements of Cash Flows                                                                     36
             Consolidated Statements of Changes in
               Shareholders' Equity                                                                                    37
           Notes to Consolidated Financial Statements                                                               38-59
           Independent Auditors' Report                                                                                60
           Condensed Financial Information of
              Registrant                                                                                46, 47, 50, 54-55
           Selected Quarterly Financial Data                                                                           59
         Item 9 Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure                                                                                               None

PART III
         Item 10 Directors(1) and Executive Officers of the Registrant                                             61, 62

         Item 11 Executive Compensation(1)
         Item 12 Security Ownership of Certain Beneficial Owners and Management(1)
         Item 13 Certain Relationships and Related Transactions(1)

PART IV
         Item 14 Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K:
              See Item 8 for a listing of all Financial Statements and
                Supplementary Data
            Reports on Form 8-K:
              There was one report on Form 8-K filed during the three month period ended December 31, 1994. Information relating to Crestar Financial Corporation's consolidated financial condition and results of operations as of and for the three month period ended September 30, 1994 was included in a Form 8-K filed on November 9, 1994. The Form 8-K was filed solely to permit incorporation by reference of the financial information into a registration statement on Form S-3, filed November 10, 1994, relating to the issuance by Crestar Financial Corporation of $150 million in 8 3/4% subordinated debentures, due November 15, 2004.

            Exhibits(2)
            Signatures
              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February
              24, 1995 by the undersigned, thereunto duly authorized.

              CRESTAR FINANCIAL CORPORATION,   /s/ John C. Clark III
                                               JOHN C. CLARK III,
              Registrant                       Corporate Senior Vice President,
                                               General Counsel and Secretary

              Pursuant to the requirements of the Securities Exchange
              Act of 1934, this report has been signed on February 24, 1995 by the following persons in the capacities indicated.

              /s/ Richard G. Tilghman       /s/ James D. Barr
              RICHARD G. TILGHMAN,          JAMES D. BARR, Group Executive
              Chairman and Chief Executive  Vice President, Controller and
              officer                       Treasurer

              /s/ James M. Wells III
              JAMES M. WELLS III, President  A MAJORITY OF THE DIRECTORS OF THE
                                             REGISTRANT whose names appear on
                                             page 61.
              /s/ Patrick D. Giblin
              PATRICK D. GIBLIN,
              Vice Chairman and Chief
              Financial Officer

(1) This information is omitted pursuant to Instruction G of Form 10-K since the Registrant intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1994.

(2) A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to John C. Clark III, Secretary, Crestar Financial Corporation, 919 East Main Street, Richmond, VA 23261-6665.

NOTE: Any information not included herein has been omitted because it is not applicable.

SUPPLEMENTAL FINANCIAL INFORMATION
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

MATURITY AND RATE SENSITIVITY OF SELECTED LOANS


DECEMBER 31, 1994
IN MILLIONS                                                 MATURITY

                                    WITHIN 1 YEAR       1-5 YEARS    OVER 5 YEARS            TOTAL
Commercial                               $1,829.4          $777.0          $285.8         $2,892.2
Tax-exempt                                   23.5            32.9           144.5            200.9
Construction                                132.1            47.7             4.8            184.6
                                          1,985.0           857.6           435.1          3,277.7
Less: Loans with predetermined rates        378.2           422.7           196.6            997.5
  Loans with adjustable rates            $1,606.8          $434.9          $238.5         $2,280.2

TIME DEPOSITS $100,000 AND OVER

DECEMBER 31, 1994
IN MILLIONS                                                 MATURITY

                                               WITHIN 3 MOS.   4-6 MOS.    7-12 MOS.    OVER 1 YR.   TOTAL
Certificates of deposit $100,000 and over        $36.1          $15.2         $ 7.4        $ 7.5    $ 66.2
Other domestic time deposits                      22.1           18.5          26.5         39.2     106.3
Money market certificates                         13.6           11.0           6.4            -      31.0
  Total                                          $71.8          $44.7         $40.3        $46.7    $203.5

MAXIMUM SHORT-TERM BORROWINGS
IN THOUSANDS                                                MAXIMUM OUTSTANDING AT ANY MONTH END
                                                          1994               1993             1992
Federal funds purchased                             $1,522,138         $  699,202       $  495,139
Securities sold under repurchase agreements            785,452          1,144,303        1,006,219
Commercial paper                                           454                677            7,435
Notes payable                                          163,731            112,365          244,883
Term federal funds purchased                                 -             50,000                -
U.S. Treasury demand notes                               1,571             24,147           27,765
Other                                                    2,635             14,494           15,074

SHORT-TERM BORROWINGS-AVERAGE BALANCES AND RATES

                                        1994                  1993                     1992
DOLLARS IN THOUSANDS             AMOUNT     RATE         AMOUNT     RATE         AMOUNT      RATE
Federal funds purchased      $  595,390     4.23%    $  525,956     3.28%    $  456,383      3.76%
Securities sold under
  repurchase agreements         481,899     3.75        803,558     2.90        439,980      3.02
Commercial paper                    304     3.41            503     2.75          1,861      3.32
Notes payable                   131,562     3.67        108,200     2.48        209,757      3.26
Term federal funds purchased          -        -          4,658     3.21              -       . -
U.S. Treasury demand notes          713     6.81          7,781     2.76         15,934      3.72
Other                             2,149     6.54          4,999     4.11          7,972      2.02
Total                        $1,212,017     3.97%    $1,455,655     3.01%    $1,131,887      3.37%

CONSOLIDATED STATEMENTS OF INCOME (SIX YEARS) AND SUPPLEMENTARY DATA CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

IN THOUSANDS, EXCEPT PER SHARE DATA

INCOME FROM EARNING ASSETS                                       1994         1993
Interest and fees on loans                                   $692,710     $575,085
Interest and dividends on taxable securities held to
  maturity                                                     49,546      116,676
Interest on tax-exempt securities held to maturity              4,785        6,820
Interest and dividends on securities available for sale       129,666       85,331
Income on money market investments                             26,243       23,526
Interest on mortgage and other loans held for sale             23,084       25,191
  Total income from earning assets                            926,034      832,629
INTEREST EXPENSE
Interest checking deposits                                     41,234       38,001
Money market deposit accounts                                  67,530       58,496
Regular savings deposits                                       37,821       31,091
Money market certificates                                      19,915       17,861
Other domestic time deposits                                  107,442       96,849
Certificates of deposit $100,000 and over                       2,589        1,975
Deposits in foreign offices                                        11           68
  Total interest on deposits                                  276,542      244,341
Short-term borrowings                                          48,169       43,787
Long-term debt                                                 19,507       17,489
  Total interest expense                                      344,218      305,617
NET INTEREST INCOME                                           581,816      527,012
Provision for loan losses                                      29,682       48,775
Net credit income                                             552,134      478,237
NONINTEREST INCOME
Trust and investment advisory income                           55,609       57,440
Service charges on deposit accounts                            82,851       79,419
Bank card-related income                                       39,529       27,500
Gain on pension settlement                                          -            -
Other income                                                   87,057       81,669
Securities gains (losses)                                     (10,776)       2,237
  Total noninterest income                                    254,270      248,265
Net credit and noninterest income                             806,404      726,502
NONINTEREST EXPENSE
Personnel expense                                             303,580      262,626
Occupancy expense - net                                        42,231       38,359
Equipment expense                                              25,339       24,122
Other expense                                                 180,558      197,915
  Total noninterest expense                                   551,708      523,022
INCOME BEFORE INCOME TAXES                                    254,696      203,480
Income tax expense                                             85,617       62,989
Net Income                                                   $169,079     $140,491
EARNINGS PER SHARE
  Primary                                                    $   4.47     $   3.68
  Fully diluted                                                  4.47         3.67
SUPPLEMENTARY DATA
Average shares outstanding (000s):
  Primary                                                      37,864       37,587
  Fully diluted                                                37,867       37,665

                                      YEARS ENDED DECEMBER 31,
                       1992            1991              1990            1989
                   $617,686        $735,128        $  850,467      $  871,317

                    166,322         156,216           194,486         123,093
                      9,346          11,751            13,564          17,803
                      4,234          18,987             9,239               -
                     37,567          42,621            17,609           8,455
                     28,522          14,443            12,459           9,565
                    863,677         979,146         1,097,824       1,030,233

                     44,278          47,164            45,102          44,226
                     75,936          90,174            87,253          81,995
                     26,749          19,823            19,375          21,724
                     35,137          62,692            61,714          68,291
                    136,344         185,207           181,900         149,328
                      7,651          33,927            90,907         135,833
                        145           1,209               539             741
                    326,240         440,196           486,790         502,138
                     38,096         101,614           179,883         130,616
                     17,197          16,201            16,972          17,289
                    381,533         558,011           683,645         650,043
                    482,144         421,135           414,179         380,190
                     99,242         209,522           131,055          44,846
                    382,902         211,613           283,124         335,344

                     51,007          48,322            45,169          42,043
                     73,944          57,953            45,946          37,146
                     23,141          22,694            22,072          21,971
                          -           2,236                 -           1,072
                     66,736          54,459            41,405          45,067
                      3,563          48,165            12,216           1,052
                    218,391         233,829           166,808         148,351
                    601,293         445,442           449,932         483,695

                    233,838          209,021          198,159         193,684
                     35,654           32,683           31,293          28,767
                     24,011           22,916           23,797          23,749
                    208,300          141,001          125,590         116,594
                    501,803          405,621          378,839         362,794
                     99,490           39,821           71,093         120,901
                     19,689            6,060            9,948          17,053
                   $ 79,801        $  33,761       $   61,145      $  103,848

                   $   2.32        $     .98       $     1.87      $     3.28
                       2.32              .98             1.87            3.25


                     33,286           31,921           31,218          30,739
                     33,369           31,946           31,238          31,110

CONSOLIDATED AVERAGE BALANCES/NET INTEREST INCOME/RATES (1)
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                                                          1994                           1993
                                                          INCOME(4)/  YIELD/                 INCOME(4)/   YIELD/
DOLLARS IN THOUSANDS                             BALANCE    EXPENSE    RATE         BALANCE    EXPENSE     RATE
                                                       $          $       %               $          $        $
ASSETS
Taxable securities held to maturity              768,241     49,545    6.45       1,684,418    115,118     6.83
Tax-exempt securities held to maturity            74,136      7,258    9.79          99,548     10,233    10.28
Common and preferred stocks                            -          -       -          29,247      1,803     6.17
  Total securities held to maturity (2)          842,377     56,803    6.74       1,813,213    127,154     7.01
Securities available for sale (2)              2,194,513    129,666    5.91       1,591,366     85,331     5.36
Money market investments (2)                     604,472     26,288    4.35         675,801     23,580     3.49
Mortgage and other loans held for sale (2)       325,047     23,084    7.10         367,564     25,191     6.85
Commercial loans                               2,590,100    199,399    7.70       2,458,893    187,463     7.62
Tax-exempt loans                                 214,588     20,578    9.59         262,838     22,418     8.53
Instalment loans                               1,710,460    144,364    8.44       1,450,394    127,332     8.78
Bank card loans                                1,144,186    136,631   11.94         701,669     95,923    13.67
Real estate loans                              2,424,380    181,963    7.51       1,733,753    134,666     7.77
Construction loans                               221,573     18,185    8.21         228,931     16,171     7.06
  Total loans-net of unearned (2,3)            8,305,287    701,120    8.44       6,836,478    583,973     8.54
Allowance for loan losses                       (226,461)                          (215,974)
  Loans-net                                    8,078,826                          6,620,504
Cash and due from banks                          723,896                            689,968
Premises and equipment-net                       317,438                            293,796
Customers' liability on acceptances                8,537                             16,260
Intangible assets-net                            129,109                             94,860
Foreclosed properties-net                         22,924                             54,149
Other assets                                     384,876                            367,933

  TOTAL ASSETS                                13,632,015                         12,585,414

TOTAL EARNING ASSETS                          12,271,696    936,961    7.63      11,284,422    845,229     7.49

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits                     1,862,445     41,234    2.21       1,629,692     38,001     2.33
Money market deposit accounts                  2,378,068     67,530    2.84       2,280,096     58,496     2.57
Regular savings deposits                       1,419,422     37,821    2.66       1,102,510     31,091     2.82
Money market certificates                        627,634     19,915    3.17         571,215     17,861     3.13
Other domestic time deposits                   2,465,470    107,442    4.36       2,127,471     96,849     4.55
Certificates of deposit $100,000 and over         58,313      2,589    4.44          44,302      1,975     4.46
Deposits in foreign offices                          358         11    3.10           2,348         68     2.88
 Total savings and time deposits (2)           8,811,710    276,542    3.14       7,757,634    244,341     3.15
Demand deposits                                2,064,497                          1,925,211
 Total deposits                               10,876,207                          9,682,845
Short-term borrowings (2)                      1,212,017     48,169    3.97       1,455,655     43,787     3.01
Long-term debt (2)                               234,886     19,507    8.30         215,375     17,489     8.12
Liability on acceptances                           8,537                             16,260
Other liabilities                                201,217                            176,582
 Total liabilities                            12,532,864                         11,546,717
Preferred stock                                        -                             43,890
Common shareholders' equity                    1,099,151                            994,807
 Total shareholders' equity                    1,099,151                          1,038,697
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   13,632,015                         12,585,414

Total interest-bearing liabilities            10,258,613    344,218    3.36       9,428,664    305,617     3.24
Other sources - net                            2,013,083                          1,855,758
TOTAL SOURCES OF FUNDS                        12,271,696    344,218    2.80      11,284,422    305,617     2.71
NET INTEREST SPREAD                                                    4.27                                4.25
NET INTEREST INCOME/MARGIN                                  592,743    4.83                    539,612     4.78


(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense
(2) Indicates earning asset or interest-bearing liability

                1992                            1991                            1990                            1989
             INCOME(4)/  YIELD/              INCOME(4)/  YIELD               INCOME(4)/  YIELD               INCOME(4)/   YIELD/
   BALANCE     EXPENSE    RATE      BALANCE    EXPENSE    RATE      BALANCE    EXPENSE    RATE      BALANCE    EXPENSE     RATE
         $           $        %           $          $       %            $          $       %            $          $

  2,351,260    164,058    6.98    1,754,747    153,793    8.76    2,056,062    191,935    9.34    1,334,945    120,772     9.05
    131,789     14,047   10.66      159,466     17,680   11.09      182,601     20,412   11.18      242,112     26,808    11.07
     33,241      2,863    8.61       29,500      3,168   10.74       29,976      3,346   11.16       29,150      3,040    10.43
  2,516,290    180,968    7.19    1,943,713    174,641    8.98    2,268,639    215,693    9.51    1,606,207    150,620     9.38
     65,258      4,234    6.49      207,042     18,987    9.17       93,115      9,238    9.92            -          -        -
    988,604     37,630    3.81      738,457     42,755    5.79      218,532     17,795    8.14       96,371      8,658     8.98
    367,827     28,522    7.75      156,608     14,443    9.22      120,861     12,459   10.31       94,020      9,565    10.17
  2,717,387    221,732    8.16    3,170,906    300,781    9.49    3,510,961    370,981   10.57    3,379,598    373,326    11.04
    309,366     27,414    8.86      372,095     39,245   10.55      428,430     52,960   12.36      503,573     65,927    13.09
  1,373,268    147,307   10.73    1,399,952    158,596   11.33    1,393,160    155,938   11.19    1,398,379    153,498    10.98
    538,324     81,409   15.12      526,442     82,223   15.62      488,666     79,694   16.31      464,440     76,896    16.56
  1,441,535    127,868    8.87    1,186,230    118,679   10.00    1,208,042    128,542   10.64    1,180,336    132,022    11.19
    345,431     22,591    6.54      619,676     50,875    8.21      737,941     82,486   11.18      755,806     92,996    12.30
  6,725,311    628,321    9.34    7,275,301    750,399   10.31    7,767,200    870,601   11.21    7,682,132    894,665    11.65
   (224,143)                       (198,805)                       (114,580)                        (92,264)
  6,501,168                       7,076,496                       7,652,620                       7,589,868
    652,023                         622,989                         667,243                         664,186
    276,930                         275,561                         271,421                         267,868
     20,991                          26,416                          24,451                          25,931
     84,831                          92,405                          93,204                          89,846
    101,562                          39,582                          11,362                           6,465
    344,927                         261,435                         252,256                         218,598

 11,920,411                      11,440,704                      11,673,704                      10,659,360

 10,663,290    879,675    8.25   10,321,121  1,001,225    9.70   10,468,347  1,125,786   10.75    9,478,730  1,063,508    11.22


  1,444,359     44,278    3.07    1,025,073     47,164    4.60      919,726     45,102    4.90      870,860     44,226     5.08
  2,315,630     75,936    3.28    1,683,227     90,174    5.36    1,364,589     87,253    6.39    1,189,857     81,995     6.89
    781,185     26,749    3.42      404,831     19,823    4.90      394,349     19,375    4.91      443,595     21,724     4.90
    753,500     35,137    4.66      942,716     62,692    6.65      782,073     61,714    7.89      845,467     68,291     8.08
  2,438,795    136,344    5.59    2,557,439    185,207    7.24    2,242,642    181,900    8.11    1,792,679    149,328     8.33
    116,065      7,651    6.59      463,007     33,927    7.33    1,080,842     90,907    8.41    1,466,998    135,833     9.26
      4,417        145    3.28       18,222      1,209    6.63        6,792        539    7.94        8,185        741     9.05
  7,853,951    326,240    4.15    7,094,515    440,196    6.20    6,791,013    486,790    7.17    6,617,641    502,138     7.59
  1,686,673                       1,502,404                       1,505,796                       1,525,986
  9,540,624                       8,596,919                       8,296,809                       8,143,627
  1,131,887     38,096    3.37    1,778,336    101,614    5.71    2,284,596    179,883    7.87    1,457,820    130,616     8.96
    185,894     17,197    9.25      162,838     16,201    9.95      170,106     16,972    9.98      175,052     17,289     9.88
     20,991                          26,416                          24,451                          25,931
    201,394                          87,108                         121,074                         137,239
 11,080,790                      10,651,617                      10,897,036                       9,939,669
     45,000                          45,000                          45,000                          49,227
    794,621                         744,087                         731,668                         670,464
    839,621                         789,087                         776,668                         719,691
 11,920,411                      11,440,704                      11,673,704                      10,659,360

  9,171,732    381,533    4.16    9,035,689    558,011    6.18    9,245,715    683,645    7.39    8,250,513    650,043     7.88
  1,491,558                       1,285,432                       1,222,632                       1,228,217
 10,663,290    381,533    3.58   10,321,121    558,011    5.41   10,468,347    683,645    6.53    9,478,730    650,043     6.86
                          4.09                            3.52                            3.36                             3.34
               498,142    4.67                 443,214    4.29                 442,141    4.22                 413,465     4.36


(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis
(4) The tax-equivalent adjustment to net interest income was $10.9 million in 1994, $12.6 million in 1993, $16.0 million in 1992, $22.1 million in 1991, $28.0 million in 1990 and $33.3 million in 1989

SELECTED RATIOS AND OTHER DATA
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

RATIOS                                    1994        1993       1992       1991       1990      1989
Net interest margin (1)                   4.83%       4.78%      4.67%      4.29%      4.22%     4.36%
Noninterest expense to:
 Net interest income (1) and
  noninterest income                     65.14       66.38      70.03      59.91      62.21     64.58
 Average assets                           4.05        4.16       4.21       3.55       3.25      3.40
Net Income to net interest and
 noninterest income                      20.22       18.12      11.39       5.15      10.52     19.65
Average earning assets to
 average total assets                    90.02       89.66      89.45      90.21      89.67     88.92
Net Income to:
 Average earning assets                   1.38        1.24        .75        .33        .58      1.10
 Average assets                           1.24        1.12        .67        .30        .52       .97
 Average total equity                    15.38       13.53       9.50       4.28       7.87     14.43
Income applicable to common
 shares to average common equity         15.38       13.90       9.73       4.19       7.99     15.06
Average total equity to:
 Average loans                           13.23       15.19      12.48      10.85      10.00      9.37
 Average assets                           8.06        8.25       7.04       6.90       6.65      6.75
Dividend payout ratio:
 On common stock                         33.99       30.56      34.46      87.98      70.46     36.19
 On common and preferred stock           33.99       31.66      36.49      88.90      71.75     37.96
Equity formation rate                    10.15        9.24       6.04        .47       2.22      8.95
Long-term debt at year end to:
 Total equity at year end                32.59       17.99      21.94      20.36      21.84     22.68
 Total equity and long-term debt
  at year end                            24.58       15.25      18.00      16.92      17.92     18.48
Net charge-offs to:
 Average total loans                       .45         .95       1.69       2.07        .99       .55
 Provision for loan losses              125.12      132.92     114.80      71.95      58.64     94.28
Allowance for loan losses to
 year-end loans                           2.36        2.89       3.11       2.97       1.94      1.20
Nonperforming assets to year-
 end loans and foreclosed
 properties - net                         1.02        1.32       3.32       4.90       3.08       .97
Net charge-offs earnings coverage         7.66x       3.89x      1.74x      1.65x      2.63x     3.92x
Equity leverage                          12.40       12.12      14.20      14.50      15.03     14.81


OTHER DATA
Cash dividends declared per
 common share                          $  1.53      $  1.14    $   .80    $   .86    $  1.32   $  1.20
Number of average primary
 shares (000s)                          37,864       37,587     32,286     31,921     31,218    30,739
Market price of common stock:
 High                                  $49 3/4      $46 1/2    $39 3/4    $    25    $29 5/8   $34 1/8
 Low                                    36 1/8       35 1/8     17 1/4     11 1/4     12 1/8    23 1/2
 Last                                   37 5/8       41 7/8         39     17 3/4     13 3/4    28 3/4
At year end:
 Book value per common share             30.16        28.32      25.24      23.23      23.15     22.73
 Fully diluted price/earnings
  multiple                                8.42x       11.41x     16.81x     18.11x      7.35x     8.85x
 Dividend yield on common stock           4.07%        2.72%      2.05%      4.85%      9.60%     4.17%
  Number of common shareholders
   of record                            12,708       12,769     12,139     12,637     12,545    12,536
 Number of banking offices                 336          302        289        266        263       252
 Number of employees                     7,169        6,576      6,122      5,771      6,175     6,180
 Full-time equivalent employees          6,747        6,279      5,891      5,581      6,029     6,029

(1) Tax-equivalent basis

GENERAL INFORMATION

CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

CORPORATE HEADQUARTERS
Crestar Center
919 East Main Street, P.O. Box 26665
Richmond, Virginia 23261-6665
(804)782-5000 TELEX: 827420

ANNUAL MEETING
The 1995 Annual Meeting of Shareholders will be held at 10:00 a.m. on Friday, April 28, 1995 in our Corporate Headquarters auditorium.

COMMON STOCK
Crestar's common stock is traded on the New York
Stock Exchange where our symbol is CF. Dividends are customarily paid on the 21st of February, May, August and November.

QUARTERLY COMMON STOCK
PRICES AND DIVIDENDS
The high, low and last price of Crestar's common stock for each quarter of 1994 and 1993 and the dividends declared per share are shown below.

QUARTER                        MARKET PRICE                 DIVIDENDS
ENDED               HIGH             LOW         LAST        DECLARED

1994
March 31         $46             $39 3/8      $42 5/8            $.33
June 30           49 1/2          40 3/4       45 1/2             .40
September 30      49 3/4          44 5/8       45 5/8             .40
December 31       45 5/8          36 1/8       37 5/8             .40

1993
March 31         $46 1/2         $35 3/4      $42 5/8             $.25
June 30           46 1/2          35 1/8       41 3/4              .28
September 30      45              39 7/8       42 3/4              .28
December 31       46 1/8          37 1/4       41 7/8              .33

In January 1995, a quarterly dividend on common stock of $.40 per share was declared.


FINANCIAL INFORMATION
To obtain financial information on Crestar, contact
Eugene S. Putnam, Jr., Senior Vice President-Investor
Relations and Corporate Finance, at the Corporate
Headquarters, (804)782-5619.

CORPORATE PUBLICATIONS
Crestar's Annual Report and Form 10-K, Quarterly
Reports and other corporate publications are available on request by writing or calling our Investor Relations
Department at the Corporate Headquarters,
(804)782-7152.

SHAREHOLDER INFORMATION
In you have questions about a specific stock owner-ship account, write or call our Investor Relations
Department at the Corporate Headquarters,
(804)782-7933.

DIVIDEND REINVESTMENT
AND STOCK PURCHASE PLAN
Common shareholders receive a 5% discount from market price when they reinvest their Crestar dividends in additional shares. Shareholders partici-pating in the Plan can also make optional cash purchases of common stock at market price and pay no brokerage commissions. To obtain our Plan prospectus and enrollment card, write or call our Investor Relations Department at the Corporate
Headquarters, (804)782-7933.

CASH DIVIDEND DIRECT DEPOSIT
Shareholders may elect to have their Crestar dividends directly deposited to a checking, savings or money market account. This service provides a convenient and safe method of receiving dividends and is offered at no cost to shareholders. To obtain additional information and an enrollment form, write or call our Investor Relations Department at the Corporate
Headquarters, (804)782-7933.

                                Exhibits



The following exhibits are filed with this form or are incorporated by reference in response to Item 14(c). Those exhibits not included herein have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

 3 (a) Restated Articles of Incorporation (filed as Exhibit 3(a) to Registrant's 1993 Form 10-K and incorporated by reference herein).

 3 (b) Bylaws as amended through February 26, 1993 (filed as Exhibit 3(b) to Registrant's 1993 Form 10-K and incorporated by reference herein).

 4 (a) Indenture dated as of September 1, 1993 for subordinated debt securities (filed as Exhibit 4.1 to Registration Statement No. 33-50387 and incorporated by reference herein). Pursuant to this Indenture, a series of $150,000,000 of 8 3/4% subordinated Notes due 2004 have been issued, the terms of which are described in 4(g) below.

 4 (b) Indenture dated as of February 1, 1985 for subordinated debt securities (filed as Exhibit 4(c) to Registrant's 1995 for 10-K and incorporated by reference herein). Pursuant to this Indenture, a series of $50,000,000 of 8 5/8% Subordinated Notes Due 1998 and a series of $125,000,000 of 8 1/4% Subordinated Notes Due 2002 have been issued, the terms of which are described in 4(c) and 4(e) below.

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

 4 (f) Rights Agreement dated June 23, 1989, between the Registrant and Mellon Bank, NA, as Rights Agent (filed as Exhibit 4.1 to the Registrant's Form 8-K current Report dated June 23, 1989, and incorporated by reference herein).

 4 (g) Board of Directors Resolutions approving issuance of $150,000,000 of 8 3/4% Subordinated Notes due 2004 (filed herewith).

10 (a) Performance Equity Plan of United Virginia Bankshares Incorporated (filed as Exhibit 10(a) to Registrant's 1987 Form 10-K and incorporated by reference herein).

10 (b) Management Incentive Compensation plan of Crestar Financial Corporation (filed as Exhibit 10(b) to Registrant's 1989 Form 10-K and incorporated by reference herein).

10 (c) Executive Life Insurance Plan (filed as Exhibit 10(d) to Registrant's 1985 Form 10-K and incorporated by reference herein).

10 (d) Crestar Financial Corporation Executive Life Insurance Plan as amended and restated effective January 1, 1991 (filed as Exhibit 10(d) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10 (e) Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(d) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10 (f) Amendments (effective December 18, 1992) to Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(e) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10 (g) 1981 Stock Option Plan of Crestar Financial Corporation and Affiliated Corporations as amended through January 25, 1991 (filed as Exhibit 10(e) to Registrant's 1991 Form 10-K and incorporated by reference herein).

10 (h) Severance Agreement between the Corporation and Richard G. Tilghman (filed as Exhibit 10(g) to Registrant's 1992 Form 10-K and incorporated by reference herein); as amended by letter agreement dated March 27, 1995 (filed herewith).

10 (i) Severance Agreement between the Corporation and Patrick D. Giblin (filed as Exhibit 10(h) to Registrant's 1992 Form 10-K and incorporated by reference herein); as amended by letter agreement dated March 27, 1995 (filed herewith).

10 (j) Severance Agreement between the Corporation and Oscar H. Parrish (filed as Exhibit 10(i) to Registrant's 1992 Form 10-K and incorporated by reference herein); as amended by letter agreement dated March 27, 1995 (filed herewith).

10 (k) Severance Agreement between the Corporation and James M. Wells (filed as Exhibit 10(j) to Registrant's 1992 Form 10-K and incorporated by reference herein); as amended by letter agreement dated March 27, 1995 (filed herewith).

10 (l) Severance Agreement between the Corporation and William C. Harris (filed as Exhibit 10(k) to Registrant's 1992 Form 10-K and incorporated by reference herein); as amended by letter agreement dated March 27, 1995 (filed herewith).

10 (m) Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10-K to Registrant's Form 1990 10-K and incorporated by reference herein).

10 (n) Amendments (effective December 18, 1992) to Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(m) to Registrant's 1992 form 10-K and incorporated by reference herein).

10 (o) United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(m) to Registrant's 1988 Form 10-K and incorporated by reference herein).

10 (p) Crestar Financial Corporation deferred Compensation Plan for Outside Directors of Crestar Financial corporation and Crestar Bank (filed as
         Exhibit 10(n) to Registrant's 1988 10-K and incorporated by reference herein).

10 (q) Amendments (effective April 24, 1991) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and crestar Bank (filed as Exhibit 10(p) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10 (r) Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(n) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10 (s) Amendments (effective December 18, 1992) to Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(r) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10 (t)   Crestar Financial Corporation Executive Severance Plan (filed as
         Exhibit 10(o) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10 (u) Amendments (effective September 15, 1992 October 23, 1992 and December 18, 1992 to Crestar Financial Corporation Executive Severance Plan (filed as Exhibit 10 (t) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10 (v) Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(p) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10 (w) Amendments (effective December 18, 1992) to Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(v) to registrant's 1992 Form 10-K and incorporated by reference herein).

10 (x)   Crestar Financial Corporation Supplemental Benefit Plan (filed as
         Exhibit 10(q) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10 (y) Amendments (effective December 18, 1992) to Crestar Financial Corporation Supplemental Benefit Plan (filed as Exhibit 10(x) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10 (z) United Virginia Bankshares Incorporated Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(r) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10 (aa) Amendment (effective January 1, 1987) to United Virginia Bankshares Incorporated Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(z) to Registrant's 1992 Form 10-K and incorporated by reference herein).


10 (ab) Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit 10(s) to Registrant's 1991 Form 10-K and incorporated by reference herein).

10 (ac) Amendments (effective December 18, 1992) to Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit 10(ab) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10 (ad)  Crestar Financial Corporation 1993 Stock Incentive Plan (filed as
         Exhibit 10(ad) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10 (ae) Crestar Financial Corporation Directors' Stock Compensation Plan (filed as Exhibit 10(ae) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10 (af) Crestar Financial Corporation Temporary Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(af) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10 (ag) Crestar Financial Corporation Permanent Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(ag) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10 (ah) Approval and Summary of Supplemental Executive Retirement Plan (filed herewith).

21       Subsidiaries (filed herewith).

23       Consent of KPMG Peat Marwick LLP (filed herewith).



Note:    All item 10 documents represent Executive Compensation Plans or
Arrangements, or Amendments thereto.