Form 10-Q
period 1995-03-31
CRESTAR FINANCIAL CORP
filed 1995-05-15
CIK 101880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-Q


                               (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934   1-7083.


                         Crestar Financial Corporation
             (Exact name of registrant as specified in its charter)

                 Virginia                                   54-0722175
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

919 E. Main Street, P.O. Box 26665, Richmond, Virginia          23261-6665
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

  Yes X.   No____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 30, 1995
         Common Stock, $5 par value                         37,866,015

             CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                               FORM 10-Q

                  FOR THE QUARTER ENDED MARCH 31, 1995

PART I.  Financial Information

   ITEM 1.  Financial Statements:
                                                                       Page

            Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

            Consolidated Statements Of Income . . . . . . . . . . . . .    4

            Consolidated Statements Of Cash Flows . . . . . . . . . . .    5

            Consolidated Statements Of Changes In Shareholders'
              Equity  . . . . . . . . . . . . . . . . . . . . . . . . .    6

            Notes To Consolidated Financial Statements  . . . . . . . . 7-12

   ITEM 2.  Management's Discussion And Analysis Of Financial
            Condition And Results Of Operations:

            Financial Commentary  . . . . . . . . . . . . . . . . . . .13-32

PART II.  Other Information

   ITEM 6.  Exhibits And Reports On Form 8-K:

            There were no reports on Form 8-K filed during the three months ended March 31, 1995.

CONSOLIDATED BALANCE SHEETS
Crestar Financial Corporation And Subsidiaries
Dollars in thousands

                                                                      March 31,            December 31,
ASSETS                                                            1995            1994            1994
Cash and due from banks                                    $   693,848     $   736,254     $   907,627
Securities held to maturity (note 2)                           875,669       1,065,347         907,368
Securities available for sale (note 3)                       1,413,765       2,382,586       1,621,973
Money market investments (note 4)                              654,993         846,486         452,556
Mortgage loans held for sale                                   220,470         417,360         209,525
Loans - net of unearned income (note 5):
  Business Loans:
    Commercial                                               3,067,476       2,867,295       3,093,122
    Real estate - income property                              815,346         809,429         744,888
    Real estate - construction                                 183,761         229,310         184,583
  Consumer Loans:
    Instalment                                               1,948,373       1,692,627       1,810,038
    Bank card                                                1,540,940         991,811       1,477,285
    Real estate - mortgage                                   2,197,019       1,644,770       1,975,721
     Loans - net of unearned income of $1,108 and
       $2,324 at March 31, 1995 and 1994,
       respectively; $1,369
       at December 31, 1994                                  9,752,915       8,235,242       9,285,637
    Less: Allowance for loan losses (note 6)                  (222,702)       (226,577)       (219,189)
     Loans - net                                             9,530,213       8,008,665       9,066,448
Premises and equipment - net                                   332,762         315,364         316,896
Customers' liability on acceptances                             10,984          13,740           6,464
Intangible assets - net (note 7)                               180,041         140,184         122,953
Foreclosed properties - net (notes 5 and 8)                     21,690          24,471          18,629
Other assets                                                   492,450         430,010         379,591
   TOTAL ASSETS                                            $14,426,885     $14,380,467     $14,010,030
LIABILITIES
Demand deposits                                            $ 2,084,914     $ 2,088,875     $ 2,238,399
Interest checking deposits                                   1,890,967       1,882,099       1,916,411
Money market deposit accounts                                2,450,983       2,392,430       2,342,222
Regular savings deposits                                     1,354,493       1,420,459       1,394,146
Domestic time deposits                                       3,202,595       3,264,086       2,955,756
Certificates of deposit $100,000 and over                       71,348          45,027          66,218
  Total deposits                                            11,055,300      11,092,976      10,913,152
Short-term borrowings (note 9)                               1,540,525       1,372,014       1,380,806
Liability on acceptances                                        10,984          13,740           6,464
Other liabilities                                              218,721         602,164         216,581
Long-term debt (note 10)                                       385,767         217,134         366,962
   TOTAL LIABILITIES                                        13,211,297      13,298,028      12,883,965
SHAREHOLDERS' EQUITY
Preferred stock. Authorized 2,000,000 shares; none issued           --              --              --
Common stock, $5 par value. Authorized 100,000,000 shares;
  outstanding 38,397,409 and 37,482,661 at March 31,
    1995 and 1994, respectively; 37,331,213 at
    December 31, 1994                                          191,987         187,413         186,656
Capital surplus                                                338,002         257,009         281,207
Retained earnings                                              703,006         644,282         694,757
Net unrealized loss on securities available for sale           (17,407)         (6,265)        (36,555)
   TOTAL SHAREHOLDERS' EQUITY                                1,215,588       1,082,439       1,126,065
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $14,426,885     $14,380,467     $14,010,030

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                  Three Months Ended Mar. 31,
INCOME FROM EARNING ASSETS                                  1995         1994
Interest and fees on loans                              $206,029     $154,964
Interest on taxable securities held to maturity           13,272        8,900
Interest on tax-exempt securities held to maturity         1,004        1,384
Interest and dividends on securities available for sale   23,607       40,249
Income on money market investments                         6,541        4,109
Interest on mortgage loans held for sale                   3,810        7,424
  Total income from earning assets                       254,263      217,030
INTEREST EXPENSE
Interest checking deposits                                10,453        9,741
Money market deposit accounts                             22,610       13,749
Regular savings deposits                                   9,461        8,321
Domestic time deposits                                    33,379       29,205
Certificates of deposit $100,000 and over                    857          485
  Total interest on deposits                              76,760       61,501
Short-term borrowings                                     17,958       10,613
Long-term debt                                             7,861        4,250
  Total interest expense                                 102,579       76,364
NET INTEREST INCOME                                      151,684      140,666
Provision for loan losses (note 6)                        10,100       10,032
NET CREDIT INCOME                                        141,584      130,634
NONINTEREST INCOME
Trust and investment advisory income                      13,538       15,003
Service charges on deposit accounts                       21,591       20,779
Bank card-related income                                  11,058        7,728
Other income                                              20,887       21,663
Securities losses                                         (2,410)      (1,718)
  Total noninterest income                                64,664       63,455
NET CREDIT AND NONINTEREST INCOME                        206,248      194,089
NONINTEREST EXPENSE
Personnel expense                                         76,316       74,797
Occupancy expense - net                                   10,960       10,794
Equipment expense                                          7,012        5,928
Other expense                                             43,544       42,491
  Total noninterest expense                              137,832      134,010
INCOME BEFORE INCOME TAXES                                68,416       60,079
Income tax expense(note 11)                               23,330       19,597
NET INCOME                                              $ 45,086     $ 40,482
EARNINGS PER COMMON SHARE                               $   1.18     $   1.07


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Crestar Financial Corporation And Subsidiaries

In thousands                                                            Three Months Ended March 31,
                                                                                  1995          1994
OPERATING      Net Income                                                    $  45,086     $  40,482
ACTIVITIES     Adjustments to reconcile net income to net cash provided
                 by operating activities:
                   Provisions for loan losses, foreclosed properties and
                     other losses                                                9,850         9,076
                   Depreciation and amortization of premises and equipment       8,751         7,992
                   Securities losses                                             2,410         1,718
                   Amortization of intangible assets                             4,081         4,829
                   Deferred income tax expense                                   2,200         2,214
                   Loss (gain) on foreclosed properties                         (1,275)          260
                   Gain on sale of mortgage servicing rights                    (5,900)       (3,102)
                   Net increase in trading account                              (4,677)       (3,891)
                   Origination of loans held for sale                         (346,002)     (846,257)
                   Proceeds from sales of loans held for sale                  335,057     1,035,271
                   Net decrease (increase) in accrued interest receivable,
                     prepaid expenses and other assets                          13,221       (55,700)
                   Net increase (decrease) in accrued interest payable,
                     accrued expenses and other liabilities                    (14,956)       45,222
                   Other, net                                                    3,066         4,090
                   Net cash provided by operating activities                    50,912       242,204

INVESTING      Proceeds from maturities and calls of securities
ACTIVITIES       held to maturity                                               31,220        76,436
               Proceeds from maturities and calls of securities available
                 for sale                                                       85,269       140,336
               Proceeds from sales of securities available for sale            579,440     1,079,257
               Purchases of securities held to maturity                             --      (262,038)
               Purchases of securities available for sale                     (289,729)     (387,328)
               Net increase in money market investments                       (197,760)     (164,437)
               Principal collected on non-bank subsidiary loans                  6,773         7,311
               Loans originated by non-bank subsidiaries                       (61,323)      (44,101)
               Net decrease (increase) in other loans                           (1,726)      111,899
               Purchases of premises and equipment                             (19,442)      (14,228)
               Proceeds from sales of foreclosed properties                      7,461        12,976
               Proceeds from sales of mortgage servicing rights                  8,201         5,291
               Aquisitions of net assets of financial institutions             (12,190)     (119,480)
               Other, net                                                       (1,345)       (3,234)
                   Net cash provided by investing activities                   134,849       438,660

FINANCING      Net decrease in demand, interest checking, money market
ACTIVITIES       and regular savings deposits                                 (360,460)      (83,542)
               Net increase (decrease) in short-term borrowings                 57,617      (446,831)
               Net decrease in time deposits                                   (62,544)     (117,054)
               Proceeds from issuance of long-term debt                             --           158
               Principal payments on long-term debt                            (10,945)         (432)
               Cash dividends paid                                             (15,292)      (12,383)
               Common stock purchased and retired                              (20,284)      (10,392)
               Proceeds from the issuance of common stock                       12,368         9,214
                   Net cash used by financing activities                      (399,540)     (661,262)
CASH AND       Increase (decrease) in cash and cash equivalents               (213,779)       19,602
CASH           Cash and cash equivalents at beginning of quarter               907,627       716,652
EQUIVALENTS    CASH AND CASH EQUIVALENTS AT END OF QUARTER                   $ 693,848     $ 736,254

Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Crestar Financial Corporation And Subsidiaries


In thousands                                           Shareholders' Equity         Shares of Common Stock
                                                          1995           1994           1995           1994
Balance, January 1                                  $1,126,065     $1,062,477     37,331,213     37,515,671
Net Income                                              45,086         40,482             --             --
Cash dividends declared on common stock                (15,292)       (12,383)            --             --
Cumulative effect of change in accounting
  for securities available for sale                         --         32,209             --             --
Change in net unrealized gain or loss on securities
  available for sale                                    19,148        (38,474)            --             --
Common stock purchased and retired                     (24,482)       (11,169)      (587,200)      (269,700)
Common stock issued:
  For acquisition of financial institutions             52,617             --      1,317,396             --
  For dividend reinvestment plan                         2,956          2,515         75,083         60,144
  For thrift and profit sharing plan                     8,263          4,993        207,272        115,770
  For directors' stock compensation plan                    78             78          2,067          1,859
  Upon exercise of stock options (including tax
   benefit of $246 in 1995; $291 in 1994)                1,149          1,706         51,578         58,377
  Upon conversion of debentures                             --              5             --            540
Balance, March 31                                   $1,215,588     $1,082,439     38,397,409     37,482,661

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

(1) GENERAL

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed acquisitions, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1995 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1994 Annual Report and Form 10-K.

    During the first quarter of 1995, Crestar completed three acquisitions previously announced in 1994. On January 20, 1995 Crestar completed two of these acquisitions, Independent Bank (Independent), Manassas, Virginia and Jefferson Savings and Loan (Jefferson), Warrenton, Virginia. The acquisitions of Independent and Jefferson were each for a combination of cash and Crestar stock, valued at approximately $12 million for Independent, including 198,000 shares of Crestar stock, and $23 million for Jefferson, including 471,000 shares of Crestar stock. The excess of the cost over the estimated fair value of the tangible net assets acquired was approximately $9.4 million and $23.7 million for Independent and Jefferson, respectively. Independent and Jefferson had total assets of approximately $85 million and $300 million, respectively, and total deposits of $70 million and $250 million, respectively, at acquisition date.

     On March 24, 1995 Crestar completed its acquisition of TideMark Bancorp, Inc. (TideMark), Newport News, Virginia. The acquisition of TideMark was for a combination of cash and Crestar stock valued at approximately $40 million, including 648,000 shares of Crestar stock. The excess of the cost over the estimated fair value of the tangible net assets acquired was approximately $31.5 million. TideMark had total assets and deposits of approximately $400 million and $240 million, respectively, at acquisition date.

    The above acquisitions were accounted for as purchases and, accordingly, the results of their operations were included in the accompanying consolidated financial statements since their respective acquisition dates. The results of operations of the above acquisitions for the periods prior to their respective acquisition dates were not material to the results of operations of Crestar. The excess of cost over the estimated fair value of the tangible assets and liabilities acquired is recorded as intangible assets on the accompanying consolidated balance sheet. Intangible assets include goodwill, which is amortized on a straight-line basis over 15 years, and mortgage servicing rights, which are amortized in proportion to, and over the period of, estimated net servicing income to be derived from the servicing activities, ranging from 5 to 14 years. Crestar expects the three acquisitions completed during the first quarter of 1995 to have a positive contribution of earnings within the first twelve months following completion.

(2)  SECURITIES HELD TO MATURITY

The amortized cost (carrying values) and estimated market values of securities held to maturity at March 31 follow:

In thousands                                                    1995                     1994
                                                       Amortized      Market     Amortized        Market
                                                            Cost       Value          Cost         Value
U.S. Treasury and Federal agencies                      $ 10,252    $ 10,090    $   10,465    $   10,415
Mortgage-backed obligations of Federal agencies          579,852     565,308       706,861       704,256
Other taxable securities                                 221,126     213,759       266,791       262,372
States and political subdivisions                         64,439      64,703        81,230        81,778
  Total securities held to maturity                     $875,669    $853,860    $1,065,347    $1,058,821

(3)  SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated market values (carrying values) of securities available for sale at March 31 follow:

In thousands                                                          1995                        1994
                                                         Amortized        Market     Amortized        Market
                                                              Cost         Value          Cost         Value
U.S. Treasury and Federal agencies                      $  478,391    $  469,549    $1,369,024    $1,365,499
Mortgage-backed obligations of Federal agencies            699,030       682,829       772,282       766,457
Other mortgage-backed obligations                          184,203       181,776       223,576       223,200
Other taxable securities                                     5,625         5,623        10,514        10,581
Common and preferred stocks                                 73,961        73,988        16,891        16,849
  Total securities available for sale                   $1,441,210    $1,413,765    $2,392,287    $2,382,586

(4)  MONEY MARKET INVESTMENTS
Money market investments at March 31 included:

In thousands                                           1995        1994

Trading account securities                         $  8,250    $  8,951
Federal funds sold                                  457,985      79,935
Securities purchased under agreements to resell     182,000     727,250
Domestic time deposits                                   --      25,138
U.S. Treasury                                         6,758       5,212
  Total money market investments                   $654,993    $846,486

(5)  NONPERFORMING ASSETS AND IMPAIRED LOANS
Nonperforming assets at March 31 were:

In thousands                      1995        1994

Nonaccrual loans               $72,990    $ 89,476
Restructured loans                  --          34
  Total nonperforming loans     72,990      89,510
Foreclosed properties - net     21,690      24,471
  Total nonperforming assets   $94,680    $113,981

Noncash additions to foreclosed properties were $800 thousand and $1.0 million in the first three months of 1995 and 1994, respectively.

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in 1993. SFAS 114 was further amended by the FASB in 1994 through the issuance of Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118). Effective January 1, 1995, SFAS 114, as amended by SFAS 118, requires that an impaired loan be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. A loan is not impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. For Crestar's nonaccrual loans and impaired loans, interest receipts are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt.

    At March 31, 1995, impaired loans of $40 million were included in the nonaccrual loan balances of Crestar. The balance of impaired loans at January 1, 1995 also totaled approximately $40 million. Because the majority of loans deemed impaired during the first quarter were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Crestar's allowance for loan losses. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of Crestar as of and for the three month period ended March 31, 1995. In accordance with SFAS 114 and SFAS 118, no retroactive application of the accounting standard has been made to consolidated financial statements for periods prior to January 1, 1995.

(6)  ALLOWANCE FOR LOAN LOSSES
Transactions in the consolidated allowance for loan losses for the three months ended March 31 were:

In thousands                        Three Months
                                   1995         1994

Beginning balance              $219,189     $210,958
Charge-offs                     (18,988)     (18,753)
Recoveries                        6,770        8,711
  Net charge-offs               (12,218)     (10,042)
Provision for loan losses        10,100       10,032
Allowance from acquisitions       5,631       15,629
  Net increase                    3,513       15,619
Ending balance                 $222,702     $226,577

(7)  INTANGIBLE ASSETS
Intangible assets at March 31 included:

In thousands                                  1995        1994
Goodwill and deposit base intangibles     $162,872    $115,387
Mortgage servicing rights                   16,619      24,150
Favorable lease rights                         550         647
  Total intangible assets - net           $180,041    $140,184

Accumulated amortization of goodwill was $25,526,000 and $17,921,000 for 1995 and 1994, respectively.

(8)  ALLOWANCE FOR FORECLOSED PROPERTIES
Transactions in the allowance for losses on foreclosed properties for the three months ended March 31 were:

In thousands                             Three Months
                                        1995        1994
Beginning balance                     $7,180     $ 5,574
Provision for foreclosed properties     (500)     (1,302)
Write-downs                             (902)       (255)
Allowance from acquisitions            3,194       1,416
  Net increase (decrease)              1,792        (141)
Ending balance                        $8,972     $ 5,433

(9)  SHORT-TERM BORROWINGS
Short-term borrowings, exclusive of deposits, with maturities of less than one year at March 31 were:

In thousands                                           1995          1994
Federal funds purchased                          $  847,487    $  726,491
Securities sold under repurchase agreements         533,913       527,734
Notes payable                                       153,895       114,578
U.S. Treasury demand notes                            3,326           503
Other                                                 1,904         2,708
  Total short-term borrowings                    $1,540,525    $1,372,014

The Corporation paid $96,698,000 and $71,227,000 in interest on deposits and short-term borrowings in the first three months of 1995 and 1994, respectively.

(10)  LONG-TERM DEBT
Long-term debt at March 31 included:

In thousands                                                     1995        1994
8 3/4% Subordinated notes due 2004                           $149,625    $     --
8 1/4% Subordinated notes due 2002                            125,000     125,000
8 5/8% Subordinated notes due 1998                             49,968      49,958
7-8 1/4% Mortgage indebtedness maturing through 2009            9,923      12,872
8 5/8 14 3/8% Capital lease obligations maturing through
  2006                                                          1,303       3,293
4 3/8-8% Federal Home Loan Bank obligations payable through
  2008                                                         18,813      11,122
6 1/4-11 1/4% Collateralized mortgage obligation bonds
  maturing through 2019                                        31,135      14,760
5% Convertible subordinated debentures due 1994                    --         129
  Total long-term debt                                       $385,767    $217,134

The Corporation made payments of $5,931,000 and $5,749,000 in interest on long-term debt in the first three months of 1995 and 1994, respectively. There were no new capital lease agreements in the first quarter of 1995. Crestar assumed $14.0 million and $15.7 million of collateralized mortgage obligation bonds and Federal Home Loan Bank obligations, respectively, through acquisitions completed in the first quarter of 1995.

(11)INCOME TAXES
The current and deferred components of income tax expense allocated to continuing operations in the accompanying consolidated statements of income for the three months ended March 31 were:

In thousands                     Three Months
                                 1995        1994
Current:
  Federal                     $19,953     $16,245
  State and local               1,177       1,138
   Total current tax expense   21,130      17,383
Deferred:
  Federal                       2,308       2,640
  State and local                (108)       (426)
   Total deferred tax expense   2,200       2,214
Total income tax expense      $23,330     $19,597

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months ended March 31 were:

In thousands                                          Three Months
                                                    1995        1994

Income before income taxes                       $68,416     $60,079
Tax expense at statutory rate                     23,946      21,028
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends               (1,949)     (1,715)
  Nondeductible interest expense                     148         105
  Amortization of goodwill                           710         287
  State income taxes                                 694         462
  Other - net                                       (219)       (570)
   Total decrease in taxes                          (616)     (1,431)
Total income tax expense                         $23,330     $19,597
Effective tax rate                                  34.1%       32.6%

The Corporation made income tax payments of $264,000 and $4,207,000 during the first three months of 1995 and 1994, respectively. At March 31, 1995, the Corporation had a net deferred income tax asset of $102,747,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize substantially all of its deferred income tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred income tax assets will be realized.

(12) CONDENSED CRESTAR FINANCIAL CORPORATION (PARENT) INFORMATION The Parent's Condensed Balance Sheets at March 31 were:

In thousands                                                       1995          1994
Cash in banks                                                $   37,476    $   35,515
Securities held to maturity                                      10,520        11,619
Securities available for sale                                    42,907         1,300
Securities purchased from subsidiary under agreements to
  resell                                                            450           366
Other money market investments                                  181,968       110,981
Notes receivable from subsidiaries                              224,000       176,000
Investments in subsidiaries:
  Bank subsidiaries                                           1,240,029     1,070,099
  Non-bank subsidiaries                                           8,622         6,019
Other assets                                                     14,894        12,392
  Total Assets                                               $1,760,866    $1,424,291
Securities sold to subsidiary under repurchase agreements    $   10,135    $    1,699
Other short term borrowings                                     143,934       109,871
Other liabilities                                                66,616        55,195
Long-term debt                                                  324,593       175,087
Total shareholders' equity                                    1,215,588     1,082,439
  Total Liabilities and Shareholders' Equity                 $1,760,866    $1,424,291

The Parent's Condensed Statements of Income for the three months ended March 31 were:

In thousands                                                      Three Months
                                                                1995        1994
Cash dividends from bank subsidiaries                        $16,426     $13,618
Interest from subsidiaries                                     4,738       3,651
Interest on securities held to maturity and available for
  sale                                                           819         197
Income on money market investments                             2,792       1,022
Other income                                                      --           9
  Total income                                                24,775      18,497
Interest on short-term borrowings                              1,893         684
Interest on long-term debt                                     6,950       3,660
Other expense                                                    110         121
  Total expense                                                8,953       4,465
Income before income taxes and equity in undistributed net
  income of subsidiaries                                      15,822      14,032
Income tax expense (benefit)                                    (481)         85
Income before equity in undistributed net income of
  subsidiaries                                                16,303      13,947
Equity in undistributed net income of subsidiaries            28,783      26,535
Net Income                                                   $45,086     $40,482

(13) COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, floors and collars, swaps, and forward contracts. These items involve varying degrees of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets.

    Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Similar to direct lending, these commitments are subject to the Corporation's loan approval and review procedures and policies. Based upon management's review, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, investment securities, real estate and inventory. Crestar receives a commitment fee for entering into such agreements.

    Standby letters of credit, which are conditional commitments to extend credit, guarantee the performance of customers to a third party. Crestar's outstanding standby letters of credit were $358.5 million and $374.0 million at March 31, 1995 and 1994, respectively. At March 31, 1995, approximately $15.0 million of the standby letters of credit were participated to other financial institutions.

    The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. At March 31, 1995 Crestar serviced a total of $975.0 million of loans for which it had accepted a recourse liability. Of this amount, approximately $585.9 million was insured by agencies of the Federal government or private insurance companies.

    As a financial institution, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at March 31, 1995, Crestar was participating in interest rate swaps of $1.2 billion which were used to convert certain floating rate commercial and real estate loans to fixed rates. Unrealized gains and unrealized losses on such swaps were $39 thousand and $49.5 million, respectively, at March 31, 1995. Notional balances of $858.5 million of such swaps were indexed amortizing swaps, whose notional values amortize more slowly as rates rise.

    Crestar also had $245 million of interest rate cap and $250 million of interest rate floor agreements outstanding at March 31, 1995, which were used to minimize interest rate risk associated with certain floating rate deposits and loans, respectively. Unrealized gains and losses on such caps and floors were $1.4 million and $0.3 million, respectively, at March 31, 1995. In addition, Crestar serves as a financial intermediary in interest rate swap, cap, floor and collar agreements, providing risk management services to customers, and at March 31, 1995 had $132.9 million in offsetting swap, $100.3 million in offsetting cap, and $37.6 million in offsetting collar agreements.

    The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit exposure, which the Corporation believes is a combination of current replacement cost of approximately $2.2 million plus an amount for additional market movement. Three counterparties constituted 25%, 16% and 13% of the estimated credit and market exposure of $48.6 million at March 31, 1995.

    Crestar also had $305.4 million of forward agreements outstanding at March 31, 1995, which are primarily utilized to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

    Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

FINANCIAL COMMENTARY
Crestar Financial Corporation And Subsidiaries
OVERVIEW

(Tables 1, 2 and 16)
Crestar Financial Corporation (Crestar) reported net income of $45.1 million for the quarter ended March 31, 1995, an increase of $4.6 million or 11% over net income reported in the first quarter of 1994. These increases reflected the continued positive effects of improved net interest margins, growth in earning assets and noninterest income, and management of controllable expenses. Earnings per share were $1.18 for the first quarter of 1995, compared to $1.07 in 1994. The predominant items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes.


MERGERS AND ACQUISITIONS

Crestar continued to enhance its presence in current markets through the completion of three acquisitions during the first quarter of 1995. Crestar also recently announced a major pending acquisition.

    On January 20, 1995, Crestar completed the previously announced acquisitions of Jefferson Savings and Loan Association, F.A. (Jefferson Savings) and Independent Bank (Independent). Jefferson Savings, a Warrenton, Virginia based thrift institution, represents Crestar's first operations in Warrenton, Culpeper, Front Royal and Luray, while further strengthening Crestar's market position in Charlottesville and Loudon County. The acquisition was for $5 million in cash and 471 thousand shares of Crestar stock, for a combined value of approximately $23 million. The purchase of Independent Bank, a Manassas-based commercial bank added two branches in Prince William County, enhancing Crestar's leading market position in one of Virginia's fastest growing areas. The acquisition was valued at $12 million, based on a payment of $5 million in cash and 198 thousand shares of Crestar common stock.

    Crestar's acquisition of TideMark Bancorp, Inc. (TideMark) was completed on March 24, 1995. The acquisition was for a combination of 648 thousand shares of Crestar stock and $13 million in cash, having a total value of approximately $40 million. At the time of the acquisition, TideMark was the oldest and largest financial institution headquartered in the Virginia Peninsula area of eastern Virginia. Upon acquisition, three of TideMark's 12 branches were converted to Crestar offices; the remaining TideMark branches were consolidated into nearby Crestar branches.

    Each of the three acquisitions completed in the first quarter of 1995 have been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Crestar's first quarter 1995 results include the results of operations of the acquired institutions from the date of their respective purchase. Financial results for 1994 do not include the results of the three 1995 purchase method acquisitions.

    On April 28, Crestar announced the signing of a binding letter agreement to acquire Loyola Capital Corporation (Loyola), a $2.5 billion-asset thrift institution headquartered in Baltimore, Maryland. Loyola operates 35 branches, primarily in central Maryland and Maryland's Eastern Shore, including 15 branches in the Baltimore metropolitan area, with total deposits of approximately $1.5 billion. Under terms of the binding letter agreement, Loyola shareholders will receive Crestar common stock in exchange for their Loyola holdings. The total value of the transaction will approximate $259 million, and is expected to be completed in late 1995 or early 1996. The acquisition of Loyola is subject to the signing of a definitive agreement as well as regulatory and Loyola shareholder approval.


PROFITABILITY MEASURES AND CAPITAL RESOURCES

(Table 1)
Crestar's increased earnings in the first quarter of 1995 resulted in improvements in key profitability measures when compared to the same period of 1994. Return on average assets was 1.30% in the first three months of 1995, up from the 1.22% reported for the first three months of 1994. Return on average equity was 15.43% for the quarter ended March 31, 1995, compared to the 14.83% reported in the first quarter of 1994.

    Average equity to assets of 8.44% for the first quarter of 1995 increased 24 basis points from 8.20% in the first quarter of 1994, reflecting higher retained earnings and the impact of common stock issued for first quarter 1995 acquisitions. Period-end equity to assets of 8.43% at March 31, 1995 was 90 basis points above March 31, 1994 ratio of 7.53%, also reflecting higher earnings and stock issued for acquisitions.

    Risk-based capital ratios are another measure of capital adequacy. At March 31, 1995, Crestar's consolidated risk-adjusted capital ratios were 9.2% for Tier 1 and 13.0% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.9% at March 31, 1995 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less all intangibles divided by total assets less all intangibles, was 7.3% at March 31, 1995. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks was considered "well- capitalized" as of March 31, 1995, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments. At March 31, 1995, approximately 62% of Crestar's deposits were insured by the Bank Insurance Fund (BIF) of the FDIC, with the remainder insured by the Savings Association Insurance Fund (SAIF) of the FDIC.


NET INTEREST MARGIN AND NET INTEREST INCOME

(Tables 3 and 17)
Crestar's net interest margin for the first quarter of 1995 was 4.92%, an improvement of 14 basis points from the margin recorded in the first quarter of 1994. The improvement was due to favorable changes in the composition and yield of balance sheet earning assets, which offset higher rates paid on deposits and declines in interest income arising from off-balance sheet hedge transactions. The net interest margin in the fourth quarter of 1994 was 4.81%.

    Positive influences on the first quarter 1995 margin include favorable changes in the composition of balance sheet earning assets and their respective interest rate yields. Changes in the earning asset mix increased the first quarter 1995 net interest margin by approximately 29 basis points when compared to the first quarter of 1994. Reflecting the impact of strong marketing efforts, increased demand and completed bank and thrift acquisitions, loans as a percentage of total earning assets increased from an average of 63% during the first three months of 1994 to 76% for the same period of 1995. Average bank card loans experienced significant growth, with first quarter 1995 average balances up $527 million, or 55%, versus the same period of 1994. The growth in bank card balances reflects Crestar's strong marketing emphasis, including promotional efforts outside of Virginia, Maryland and Washington, D.C. Average consumer real estate loans were up $853 million, or 68%, from first quarter 1994, with average instalment loan balances increasing 16% during this period. Average business loans for the first quarter were up 6% from prior year balances, despite reductions in construction and income property loans, as average commercial loans increased 11%. Funding for loan growth came in part from reductions in the average balances of securities available for sale, which declined $1.5 billion when compared to 1994 first quarter average balances. With regards to funding sources, the rate of growth in certificates of deposits and money market deposit accounts was higher than the rate of growth in net demand deposits and interest checking balances, resulting in a negative impact to the first quarter 1995 net interest margin of five basis points, in comparison to first quarter 1994 results. When included with the impact of changes to Crestar's earning asset mix, this resulted in a net 24 basis point improvement in the first quarter 1995 net interest margin arising from changes in Crestar's total balance sheet mix. Average total deposits for first quarter 1995 increased $459 million, to $10.8 billion, a 4% increase over first quarter 1994 average balances. Short-term borrowings were down 12% from the average for the first three months of 1994, reflecting the growth in deposit balances.

    The yield on average loans increased 48 basis points from the first quarter of 1994, to 8.80%, as higher yields obtained on commercial, commercial and consumer real estate and instalment loans offset declines in average rates on a growing credit card loan portfolio. Higher rates on securities available for sale, which earned 6.60% in first quarter 1995 versus 5.54% in the same period of 1994, were partially offset by lower yields on securities held to maturity, which were 6.67% during the first quarter of 1995 versus 8.32% in the same period of 1994. Yields on money market investments, reflecting steps taken by the Federal Reserve Bank to increase rates during 1994, were 5.80% for the first quarter of 1995 versus 3.57% for the first three months of 1994. Also reflecting the higher rate environment, the average rate paid on deposits increased in each category of interest-bearing deposits. The average rate paid on total interest bearing deposits increased from 2.99% in the first quarter of 1994 to 3.56% in 1995, or an increase of 57 basis points. Increases to rates paid on deposits, however, have lagged the increases to yields on variable rate assets, such as prime-rate based loans and money market investments. This has presented a favorable interest rate environment for many financial institutions. In total, interest rate spreads had a positive impact of 27 basis points on Crestar's first quarter 1995 net interest margin, when compared to the first quarter of 1994.

    Off-balance sheet hedge transactions, which had a favorable impact on the net interest margin in 1994, experienced net negative interest rate spreads between rates paid and rates received during the first quarter of 1995. In comparison to first quarter 1994, such off-balance sheet transactions had a negative impact of 37 basis points on first quarter 1995's net interest margin, partially offsetting the combined favorable impact on Crestar's net interest margin of 24 basis points from changes in balance sheet mix and 27 basis points from changes in interest rates. The impact of nonperforming assets on first quarter 1995's net interest margin, in comparison to the same period of 1994, was not significant.

    The extent to which Crestar will be able to maintain its current, historically high net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits. Competitive pressures, especially with regard to deposit rates, may lead to decreases in net interest margin in future periods. A higher rate environment often results in many deposit customers, over time, shifting their funds from more liquid, lower yielding deposit products, such as interest checking and regular savings deposit accounts, to higher yielding certificates of deposit.

    As a result of the increase in the net interest margin and a four percent increase in average earning assets, net interest income for the first quarter of 1995 increased 8% over the first quarter of 1994. Tax-equivalent net interest income similarly increased by 8% during this period. Acquisitions completed during the first quarter of 1995 added less than $3 million to Crestar's net interest income for the quarter ended March 31, 1995. The impact on Crestar's net interest margin for the quarter from the three acquisitions, while negative, was not significant.


RISK EXPOSURES AND CREDIT QUALITY

(Tables 4 - 9)
Crestar's financial results for the first quarter of 1995 continued to exhibit strong credit quality trends. The provision for loan losses was $10.1 million for the first quarter of 1995, up slightly from the $10.0 million provision expense recorded in the first quarter of 1994. Net charge-offs totaled $12.2 million in the first three months of 1995, compared to $10.0 million in the comparable period of 1994. Net charge-offs as a percentage of average loans were 0.52% for the first quarter of 1995, compared to 0.53% in the same period of 1994.

    In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). Table 5 provides the property type and geographic diversification of the current REDI portfolio. As shown in Table 4, despite additions to REDI loans caused by acquisitions of financial institutions, REDI outstanding balances remained fairly constant and totaled $1.1 billion at March 31, 1995. This balance represented 11% of the total loan portfolio at that date. At March 31, 1994, REDI loans represented 14% of the total loan portfolio. REDI nonperforming assets were $58.8 million at March 31, 1995, compared to $72.2 million at March 31, 1994.

    The largest proportion of net loan charge-offs during the first quarter of 1995 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $9.9 million in the first three months of 1995, compared to $4.6 million in 1994's first quarter. This increase in bank card net charge-offs is largely attributable to the significant growth of Crestar's bank card loan portfolio. Crestar's expectations are that the ratio of net charge-offs to average total loans for the full year 1995 will increase from the level achieved in 1994, but remain below 1993's results. This expectation is based upon assumptions regarding the general economic climate in Crestar's principal markets and the performance characteristics of the loan portfolio, including Crestar's continued success in resolving remaining nonperforming loans. Changes in these conditions may produce different results.

    The allowance for loan losses was $223 million at March 31, 1995, representing 2.28% of period-end loans, 235% of period-end nonperforming assets, and a 305% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate.

    At March 31, 1995, nonperforming assets of $94.7 million were down $19.3 million or 17% from March 31, 1994, and down $0.2 million from December 31, 1994. These reductions were recorded despite over $15 million in acquisition- related balances acquired during the first quarter of 1995. The ratio of nonperforming assets to loans and foreclosed properties at March 31, 1993 was 0.97%, down from 1.02% at December 31, 1994 and 1.38% at March 31, 1994. In addition to nonperforming assets, Table 7 also discloses past due loans, excluding nonaccrual loans, at March 31, 1995. Tables 8 and 9 provide details of how nonperforming loans and foreclosed properties have changed on a quarterly basis since the first quarter of 1994. Based on current portfolio trends, and barring an unexpected deterioration in the economy, management does not expect the ratio of nonperforming assets to loans and foreclosed properties to change significantly during the remainder of 1995. However, interim periods in 1995 could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, and the impact of higher interest rates on borrowers.

    Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At March 31, 1995, potential problem loans, not included in Table 7, amounted to approximately $217 million. Potential problem loans were $210 million at December 31, 1994 and $197 million at March 31, 1994. Increases in potential problem loans, which are primarily commercial credits, should be viewed in the context of Crestar's 7% increase in commercial loans outstanding from March 31, 1994 to March 31, 1995.


NONINTEREST INCOME AND EXPENSE

(Table 10)
Noninterest income totaled $64.7 million in the first quarter of 1995, a $1.2 million or 2% increase over 1994. Excluding securities losses, noninterest income increased $1.9 million or 3% over 1994. This increase reflects growth in the noninterest income categories of bank card-related fee income and service charges on deposit accounts, partially offset by declines in trust and investment advisory income and mortgage income. Reflecting promotional activities and increased merchant fee volume, bank card-related fee income increased by $3.3 million, or 43%, in comparison to the first quarter of 1994. Service charges on deposit accounts increased 4%, or $0.8 million, from 1994 levels. Trust and investment advisory income decreased $1.5 million or 10% from 1994, due to an increasingly competitive environment for trust services. Also, the impact of a declining bond market during the latter part of 1994 had an unfavorable impact on fees earned based on the value of assets under management. A rising interest rate environment also negatively impacted mortgage origination and servicing income. Mortgage income for the first quarter of 1995 totaled $10.3 million, or $1.7 million less than the results reported in the first quarter of 1994.

    Noninterest expense increased $3.8 million, or 3%, in the first quarter of 1995 compared to the same period of 1994. These results stem in part to beneficial comparisons in Crestar's foreclosed properties expense, reflecting an improved credit environment in Crestar's market area. Excluding foreclosed properties expense, noninterest expense increased 4% in the quarter, primarily due to acquisition-related costs. Additional expenses arising from the first quarter 1995 acquisitions of Jefferson Savings, Independent and TideMark approximated $3.1 million. Additional expenses incurred in the first quarter of 1995 related to Crestar's seven acquisitions completed in 1994 approximated $6.5 million. In the first quarter of 1994, Crestar consummated four purchase acquisitions, which led to incremental noninterest expenses in that quarter of approximately $3.1 million. Excluding these merger related costs from first quarter 1995 and 1994 results, noninterest expenses excluding foreclosed properties expense demonstrated a 1% decline for the three month period ended March 31, 1995 in comparison to the same period of 1994.

    Reflecting improved credit conditions and real estate markets, foreclosed properties expense for the quarter ended March 31, 1995 was a net credit of $1.5 million, compared to a $9 thousand expense in the quarter ended March 31, 1994. The net credit is primarily a result of gains on sale of foreclosed properties exceeding foreclosed property operating expenses during the quarter ended March 31, 1995.

    The effective tax rate for the first quarter of 1995 was 34.1%, compared to 32.6% in the first quarter of 1994. Increased provisions for state income taxes and higher levels of nondeductible expenses contributed to the higher effective tax rate for 1995. Financial statement note 11 contains additional information concerning income taxes.


FINANCIAL CONDITION

(Table 11)
Crestar's assets totaled $14.4 billion at March 31, 1995, compared to $14.0 billion in assets at December 31, 1994, and $14.4 billion at March 31, 1994. The increase from year-end 1994 is primarily due to acquisitions completed during the first quarter of 1995. Loans net of unearned income increased $467 million, or 5%, from year-end 1994 levels, reflecting growth from a combination of acquisitions and internally generated lending. Loan balances that arose from first quarter 1995 acquisitions approximated $420 million at March 31, 1995. Total deposits increased $142 million or one percent over December 31, 1994 balances. Despite the impact of the Jefferson Savings, Independent and TideMark purchase transactions, total deposits were up only marginally from year-end 1994, as a higher interest rate environment and seasonal factors resulted in declines in demand, interest checking and regular savings deposits.

    With respect to the securities held to maturity portfolio, amortized cost exceeded the market value at March 31, 1995 by $21.8 million, consisting of $2.5 million in unrealized gains and $24.3 million of unrealized losses. At March 31, 1995, the amortized cost of securities available for sale exceeded the market value of such securities by $27.4 million, consisting of $4.4 million in unrealized gains and $31.8 million in unrealized losses. Shareholders' equity at March 31, 1995 reflects a $17.4 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to reductions of $36.6 million and $6.3 million at December 31, 1994 and March 31, 1994, respectively. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

    During the first quarter of 1995, Crestar sold approximately $580 million of securities classified as available for sale, generating securities losses of $2.4 million. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation. The level of security sales also reflects the re-balancing of the securities portfolio in view of the investment securities acquired in the Jefferson Savings, Independent and TideMark acquisitions. Securities losses recorded in the first quarter of 1994 were $1.7 million.

    Crestar purchased and retired 587,200 shares of common stock during the first quarter of 1995, at an average price of $41.69 per share. Such purchases were primarily made to offset the issuances of common stock made relating to the completed acquisitions during the quarter. As of March 31, 1995, Crestar had a remaining authorization to purchase and retire up to 1.4 million shares of common stock in order to meet the needs of the dividend reinvestment plan, thrift and profit sharing plan and the first quarter 1995 issuances related to acquisitions.

    Crestar announced a common stock dividend increase on April 28, 1995, effective with the dividend payable on May 19, 1995, to $.45 per share. This represents a 12.5% increase over the previous quarterly rate of $.40 per share.


LIQUIDITY AND INTEREST SENSITIVITY

(Tables 12-15)
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, accepting manageable interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

    Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 69% of total funding sources at both March 31, 1995 and March 31, 1994. As an additional indication of strong liquidity, money market investments represented 5%, and securities available for sale represented 11%, of Crestar's total earning assets at March 31, 1995.

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

    The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. The committee establishes limits on net interest income at risk for a twenty-four month period. A two year net interest income forecast is prepared regularly based on flat, high, low and most likely interest rate scenarios. The high and low interest rate scenarios are based upon an assessment of the historic volatility of interest rates. The expected dynamics of the balance sheet under each scenario, including shifts in loans and deposits, are included in the simulations. By its nature, this simulation process includes numerous assumptions, for both long-term and short-term timeframes, including assumptions on average balances and yields. Many of the assumptions are both highly qualitative and subjective. The high rate and low rate estimates generated by this process are then compared to the flat scenario. At March 31, 1995, Crestar's projection of unmanaged pre-tax earnings at risk, as a percentage of the next twenty-four month's projected net interest income under a flat scenario, is approximately 4.0%. The net interest income at risk percentage does not consider future discretionary actions, including hedging activity, that may be entered into to manage future earnings volatility.

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

    Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 12, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 1995. At that point in time, Crestar had a cumulative negative six-month gap with $3.9 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

    In addition to the traditional gap measurement presentation, Table 12 also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's commercial demand deposit balances to the level of interest rates. On a cumulative six-month basis, Crestar had a liability sensitive "adjusted gap" at March 31, 1995, with $87 million excess of interest-sensitive sources of funds over uses of funds. The static gap and adjusted gap do not include $250 million (notional amount) of interest rate floors which Crestar has added to potentially offset the effect that falling interest rates would have on $250 million of floating rate loans, or $245 million (notional amount) of interest rate caps to potentially offset the effect of rising interest rates on floating rate deposits.

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

    As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. The majority of Crestar's outstanding derivative instruments at March 31, 1995 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for additional market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at March 31, 1995, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. No interest rate swaps, floors or caps used as hedges against interest rate risk were sold or terminated prior to maturity during the first quarter of 1995, and at March 31, 1995 there were no deferred gains or losses arising from termination of hedged transactions prior to maturity. The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $1.7 billion at March 31, 1995. Forward contracts with a notional amount of $305 million , primarily utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at March 31, 1995, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $2.0 billion at March 31, 1995. Tables 13, 14, and 15 present information regarding fair values, maturity, average rates, and activity as of and for the three month period ending March 31, 1995 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $49.4 million as of March 31, 1995. Financial statement note 13 contains additional information pertaining to these types of agreements.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in 1993. SFAS 114 was further amended by the FASB in 1994 through the issuance of Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118). Effective January 1, 1995, SFAS 114, as amended by SFAS 118, required that an impaired loan be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. For Crestar's nonaccrual loans and impaired loans, interest receipts are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt.

    At March 31, 1995, impaired loans of $40 million were included in the nonaccrual loan balances of Crestar. The balance of impaired loans at January 1, 1995 also totaled approximately $40 million. Because the majority of loans deemed impaired during the first quarter were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Crestar's allowance for loan losses. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of Crestar as of and for the three month period ended March 31, 1995.

    Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued by the Financial Accounting Standards Board in March 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the asset. Measurement of an impairment loss would be based on the fair value of the asset. The Statement also establishes standards for recording an impairment loss for certain assets that are subject to disposal. The Statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights, and deferred tax assets. Adoption of the new accounting standard is expected to occur on January 1, 1996. At this time, Crestar does not expect any impact to the Corporation's net income upon implementation of SFAS 121.

TABLE 1    FINANCIAL HIGHLIGHTS
Dollars in millions, except per share data

                                             Three Months
                                                                %
FOR THE PERIOD ENDED MARCH 31            1995        1994    Change
Net Income                              $ 45.1     $ 40.5      11
Dividends Declared on Common Stock        15.3       12.4      23
Per Common Share:
  Net Income                            $ 1.18     $ 1.07      10
  Dividends Declared                       .40        .33      21
  Book Value                             31.66      28.88      10
Average Shares Outstanding (000s)       38,097     37,835       1
KEY RATIOS
Return on Average Assets                  1.30%      1.22%
Return on Average Equity                 15.43      14.83
Average Equity to Average Assets          8.44       8.20
Net Interest Margin                       4.92       4.78
AT MARCH 31
Equity to Assets                          8.43%      7.53%
Risk Adjusted Capital Ratios:
  Tier I                                   9.2        9.5
  Total                                   13.0       12.3
Common Shares Outstanding (000s)        38,397     37,483


TABLE 2    ANALYSIS OF PRIMARY EARNINGS PER SHARE
                                     1st Qtr. 1995    1st Qtr. 1995
                                               vs.              vs.
                                     1st Qtr. 1994    4th Qtr. 1994
Earnings Per Share - prior period        $1.07            $1.13
Interest income                            .64              .22
Interest expense                          (.45)            (.14)
Provision for loan losses                   --             (.13)
Securities gains or losses                (.01)             .11
Other noninterest income                   .03              .01
Foreclosed properties expense              .03              .01
Other noninterest expense                 (.09)            (.02)
Income taxes                              (.03)              --
Increased shares outstanding              (.01)            (.01)
Net increase                               .11              .05
Earnings Per Share - current period      $1.18            $1.18

TABLE 3  AVERAGE BALANCES, NET INTEREST INCOME AND RATE/VOLUME ANALYSIS(1)

Dollars in thousands

               1st Qtr.                4th Qtr.
                                        Average
        Average Balance    Increase     Balance
      1995          1994  (Decrease)       1994
         $             $       %              $
 2,999,159     2,701,886      11      2,892,283   Commercial
   764,086       790,402      (3)       748,296   Real estate - income property
   187,239       220,881     (15)       214,209   Real estate - construction
 1,891,141     1,625,825      16      1,783,039   Instalment
 1,492,890       966,242      55      1,350,448   Bank card
 2,113,239     1,260,380      68      1,879,890   Real estate - mortgage
 9,447,754     7,565,616      25      8,868,165     Total loans - net of
                                                      unearned income(2)
   887,414       528,507      68        920,755   Securities held to maturity
 1,449,623     2,948,914     (51)     1,765,770   Securities available for sale
   457,579       468,907      (2)       486,068   Money market investments
   191,346       467,598     (59)       258,332   Mortgage loans held for sale
12,433,716    11,979,542       4     12,299,090   Total earning assets
 1,874,912     1,817,810       3      1,861,152   Interest checking deposits
 2,432,572     2,301,992       6      2,388,715   Money market deposit accounts
 1,369,262     1,316,111       4      1,427,051   Regular savings deposits
 3,042,769     2,886,010       5      3,016,182   Domestic time deposits
 8,719,515     8,321,923       5      8,693,100   Total interest-bearing core
                                                    deposits
 1,329,862     1,474,084     (10)     1,297,473   Purchased liabilities
   368,133       203,376      81        294,644   Long-term debt
10,417,510     9,999,383       4     10,285,217   Total interest-bearing
                                                    liabilities
 2,016,206     1,980,159       2      2,013,873   Other sources - net
12,433,716    11,979,542       4     12,299,090   Total sources of funds
                                                  Net Interest Income

(1) Tax-equivalent basis.
(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(3) Includes tax-equivalent net loan fees of $0.4 million and $0.7 million for the first quarter of 1995 and 1994, respectively, and $0.5 million for the fourth quarter of 1994.

                   1st Qtr.
                           1995 vs. 1994         4th Qtr.   1st Qtr. 1995 vs. 4th Qtr. 1994
                                                 Income/
 Income/ Expense(3)  Increase   Change due to(4) Expense(3)    Increase   Change due to(4)
   1995      1994   (Decrease)  Rate(5)  Volume       1994    (Decrease)   Rate(5)  Volume
      $        $          $         $        $          $            $         $        $
 61,829   50,993     10,836     5,242    5,594     57,398        4,431     2,316    2,115
 16,294   15,194      1,100     1,601     (501)    15,694          600       270      330
  4,497    3,956        541     1,144     (603)     4,874         (377)      235     (612)
 42,751   33,892      8,859     3,342    5,517     39,114        3,637     1,291    2,346
 43,077   30,569     12,508    (4,025)  16,533     38,482        4,595       649    3,946
 39,825   22,336     17,489     2,429   15,060     34,507        5,318     1,053    4,265
208,273  156,940     51,333    12,462   38,871    190,069       18,204     5,903   12,301

 14,805   10,992      3,813    (2,739)   6,552     15,225         (420)      131     (551)
 23,607   40,249    (16,642)    4,452  (21,094)    27,196       (3,589)    1,280   (4,869)
  6,544    4,126      2,418     2,518     (100)     6,398          146       521     (375)
  3,810    7,424     (3,614)      772   (4,386)     5,010       (1,200)       99   (1,299)
257,039  219,731     37,308    29,008    8,300    243,898       13,141    10,492    2,649
 10,453    9,741        712       406      306     10,544          (91)     (169)      78
 22,610   13,749      8,861     8,081      780     20,193        2,417     2,046      371
  9,461    8,321      1,140       804      336      9,930         (469)      (67)    (402)
 33,379   29,205      4,174     2,551    1,623     31,645        1,734     1,467      267
 75,903   61,016     14,887    11,960    2,927     72,312        3,591     3,370      221

 18,815   11,098      7,717     8,803   (1,086)    15,789        3,026     2,632      394
  7,861    4,250      3,611       168    3,443      6,108        1,753       230    1,523
102,579   76,364     26,215    23,011    3,204     94,209        8,370     7,154    1,216


102,579   76,364     26,215    23,310    2,905     94,209        8,370     7,335    1,035
154,460  143,367     11,093     5,698    5,395    149,689        4,771     3,157    1,614


(4) Variances are computed on a line-by-line basis and are non-additive.
(5) Variances caused by the change in rate times the change in balances are allocated to rate.

TABLE 4    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS (REDI)
In millions

                                            March 31,         December 31,
                                       1995            1994           1994
Commercial - developer lines       $   91.4        $   81.5       $   98.7
Commercial - other                     64.7            79.9           67.7
Real estate - income property         815.3           809.4          744.9
Real estate - construction            145.8           194.7          152.0
  Total REDI loans                 $1,117.2        $1,165.5       $1,063.3


TABLE 5    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS-
           GEOGRAPHIC DISTRIBUTION AND PROPERTY TYPE
March 31, 1995
In millions

                                                          Region
                                        Total      Greater
                                  Corporation   Washington   Eastern   Western  Capital
Land acquisition and development     $   93.3       $ 54.7    $ 27.6    $  5.0    $ 6.0
Residential developments                261.5        133.4      81.0      40.7      6.4
Commercial projects:
  Office buildings                      153.7         94.2      31.5      13.3     14.7
  Retail stores and malls               210.4        149.7      45.0       8.2      7.5
  Hotels and motels                     118.8         43.9      46.1      21.0      7.8
  Industrial buildings                  132.7         99.8      14.0       4.2     14.7
   Total commercial projects            615.6        387.6     136.6      46.7     44.7
Special use                              53.3         22.0      14.8      13.6      2.9
Other                                    93.5         62.5      19.7       2.1      9.2
  Total REDI loans                   $1,117.2       $660.2    $279.7    $108.1    $69.2


TABLE 6    ALLOWANCE FOR LOAN LOSSES
Dollars in thousands

                                                  First Quarter
                                                  1995         1994
Beginning balance                             $219,189     $210,958
Allowance from acquisitions                      5,631       15,629
Provision for loan losses                       10,100       10,032
Net charge-offs (recoveries):
  Commercial                                       648          875
  Real estate - income property                    359        4,534
  Real estate - construction                      (563)        (844)
  Instalment                                     1,645          620
  Bank card                                      9,949        4,573
  Real estate - mortgage                           180          284
    Total net charge-offs                       12,218       10,042
Balance, March 31                             $222,702     $226,577
Allowance for loan losses to period-end loans     2.28%        2.75%
Annualized net charge-offs to average loans        .52          .53

TABLE 7    NONPERFORMING ASSETS AND PAST DUE LOANS
Dollars in thousands

                                                   March 31,       December 31,
                                               1995         1994        1994
Nonaccrual loans:
  Commercial                                $27,038      $38,669     $28,708
  Real estate - income property              26,879       34,430      21,872
  Real estate - construction                  7,710        7,100       7,279
  Instalment                                  3,001        1,069       3,408
  Real estate - mortgage                      8,362        8,208       8,139
   Total nonaccrual loans                    72,990       89,476      69,406
Restructured loans                               --           34       6,878
   Total nonperforming loans                 72,990       89,510      76,284
Foreclosed properties - net                  21,690       24,471      18,629
   Total nonperforming assets               $94,680     $113,981     $94,913
Past due loans:
  Commercial                                $ 1,514     $    533     $ 1,608
  Real estate - income property               1,110          691       1,071
  Real estate - construction                    989           --         198
  Instalment
   Student                                   10,879        5,607      14,705
   Other                                      1,846        1,994       1,368
  Bank card                                  11,685        6,583      10,831
  Real estate - mortgage                      9,349        5,554       5,920
   Total past due loans                     $37,372     $ 20,962     $35,701
Nonperforming assets to:
  Loans and foreclosed properties - net         .97%        1.38%       1.02%
  Total assets                                  .66          .79         .68
Allowance for loan losses to:
  Nonperforming assets                          235          199         231
  Nonperforming loans                           305          253         287
Allowance for loan losses plus
  shareholders' equity to
  nonperforming assets                       15.19x       11.48x      14.17x

TABLE 8    NONPERFORMING LOANS-QUARTERLY ACTIVITY
In millions
                                             Three Months Ended
                              1995                      1994
                           Mar. 31    Dec. 31   Sept. 30    June 30    Mar. 31
Beginning balance           $ 76.3     $ 62.9     $ 77.4     $ 89.5     $ 79.8
Acquisition additions          8.7         --         --        4.0        8.1
Other additions               12.3       27.6       20.9       19.2       27.4
Payments, sales and
  reductions                  (8.5)     (10.0)     (18.9)     (22.1)     (15.0)
Charge-offs                   (4.7)      (2.7)      (4.8)      (6.6)      (7.1)
Reinstatements to accrual
  status                     (10.3)      (0.8)      (5.5)      (4.1)      (2.7)
Transfers to foreclosed
  properties                  (0.8)      (0.7)      (6.2)      (2.5)      (1.0)
  Net increase (decrease)     (3.3)      13.4      (14.5)     (12.1)       9.7
Ending balance              $ 73.0     $ 76.3     $ 62.9     $ 77.4     $ 89.5

TABLE 9    FORECLOSED PROPERTIES-QUARTERLY ACTIVITY
In millions

                                            Three Months Ended
                               1995                   1994
                            Mar. 31   Dec. 31  Sept. 30   June 30    Mar. 31
Beginning balance             $18.6     $23.6     $25.0     $24.5     $ 17.0
Acquisition additions - net     6.7        --        --       6.1       15.8
Other additions                 2.0       1.5       7.4       2.7        3.8
Market write-downs               --      (0.2)     (0.1)     (0.2)        --
Reductions                     (6.1)     (6.3)     (7.7)     (8.1)     (13.4)
Provision for losses            0.5        --      (1.0)       --        1.3
  Net increase (decrease)       3.1      (5.0)     (1.4)       .5        7.5
Ending balance                $21.7     $18.6     $23.6     $25.0     $ 24.5

TABLE 10     SUMMARY OF NONINTEREST INCOME AND EXPENSE
In thousands

                                                                      Fourth
                                              First Quarter          Quarter
NONINTEREST INCOME                            1995         1994         1994
Service charges on deposit accounts       $ 21,591     $ 20,779     $ 20,316
Trust and investment advisory               13,538       15,003       12,921
Bank card-related                           11,058        7,728       12,233
Mortgage servicing                           4,442        4,799        4,238
Mortgage origination - net                     (45)       4,047        1,387
Trading account activities                     624           94          624
Commissions on letters of credit             1,274        1,398        1,511
Gain on sale of mortgage servicing rights    5,900        3,102        4,600
Miscellaneous                                8,692        8,223        8,474
Securities losses                           (2,410)      (1,718)      (9,021)
  Total noninterest income                $ 64,664     $ 63,455     $ 57,283
NONINTEREST EXPENSE
Salaries                                  $ 61,196     $ 59,190     $ 61,137
Benefits                                    15,120       15,607       14,023
  Total personnel                           76,316       74,797       75,160
Occupancy - net                             10,960       10,794       10,278
Equipment                                    7,012        5,928        6,972
Communications                               7,214        6,011        6,717
Stationery, printing and supplies            2,106        1,844        2,121
Professional fees and services               3,375        2,489        4,269
Loan expense                                 1,843        2,748        2,219
FDIC premiums                                6,369        5,885        6,491
Advertising and marketing                    4,360        3,858        5,226
Transportation                               1,491        1,428        1,493
Outside data services                        5,008        4,460        4,946
Amortization of purchased intangibles        4,081        4,829          959
Miscellaneous                                9,246        8,930       11,109
  Subtotal                                 139,381      134,001      137,960
Foreclosed properties                       (1,549)           9       (1,099)
  Total noninterest expense               $137,832     $134,010     $136,861


TABLE 11    DEBT RATINGS
(AS OF APRIL 28, 1995)

                                                        Standard      Thomson
Security                                  Moody's       & Poor's      Bankwatch
8 3/4% Subordinated Notes due 2004         Baa1            BBB+           BBB+
8 1/4% Subordinated Notes due 2002         Baa1            BBB+           BBB+
8 5/8% Subordinated Notes due 1998         Baa1            BBB+           BBB+
Commercial Paper                            P-2       Not rated          TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                  A2              A       Not rated
  Short-Term                                P-1            A-1           TBW-1

TABLE 12    INTEREST SENSITIVITY ANALYSIS
March 31, 1995
In millions

                                              Maturity/Rate Sensitivity
                                          within            2-3            4-6           7-12         over
USES OF FUNDS                          one month         months         months         months     one year        Total
Loans:
  Commercial                          $  2,264.0     $     51.2     $     68.4     $     63.2     $  620.7    $ 3,067.5
  Real estate - income property            378.5           25.3           28.9           40.2        342.4        815.3
  Real estate - construction               142.6             .6            3.1            5.1         32.4        183.8
  Instalment                               441.3           79.8          583.7          190.2        653.4      1,948.4
  Bank card                                409.7           41.9           84.7          179.6        825.0      1,540.9
  Real estate - mortgage                   122.6          109.2          262.4          761.5        941.3      2,197.0
Securities held to maturity                 30.0           40.5           35.9           81.8        687.5        875.7
Securities available for sale              269.3           67.6           69.6           65.5        941.8      1,413.8
Money market investments                   655.0             --             --             --           --        655.0
Mortgage loans held for sale               220.5             --             --             --           --        220.5
Total earning assets                     4,933.5          416.1        1,136.7        1,387.1      5,044.5     12,917.9
Interest sensitivity hedges on assets     (850.0)        (351.1)         177.2           97.0        926.9           --
  Total uses                          $  4,083.5     $     65.0     $  1,313.9     $  1,484.1     $5,971.4    $12,917.9

SOURCES OF FUNDS
Interest checking deposits            $  1,891.0     $       --     $       --     $       --     $     --    $ 1,891.0
Money market deposit accounts            2,451.0             --             --             --           --      2,451.0
Regular savings deposits                 1,354.5             --             --             --           --      1,354.5
Domestic time deposits                     388.8          388.6          559.6          913.4        952.2      3,202.6
Certificates of deposit $100,000
  and over                                  25.5           16.1           13.9           10.0          5.8         71.3
Short-term borrowings                    1,540.4             .1             --             --           --      1,540.5
Long-term debt                                .1             .3            5.3             .6        379.5        385.8
  Total interest-bearing liabilities     7,651.3          405.1          578.8          924.0      1,337.5     10,896.7
Other sources - net                        759.8             --             --             --      1,261.4      2,021.2
  Total sources                       $  8,411.1     $    405.1     $    578.8     $    924.0     $2,598.9    $12,917.9
Cumulative maturity/
  rate sensitivity gap                $ (4,327.6)    $ (4,667.7)    $ (3,932.6)    $ (3,372.5)    $     --    $      --
ADJUSTMENTS
Beta adjustments:
  Interest checking (beta factor .18) $  1,550.6
  Money market accounts
    (beta factor .55)                    1,102.9
  Regular savings (beta factor .12)      1,192.0
Cumulative adjusted maturity/
  rate sensitivity gap                $   (482.1)    $   (822.2)    $    (87.1)    $    473.0     $     --    $      --

TABLE 13    OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS(1)
March 31, 1995
Dollars in thousands

                                                           Weighted   Average
                                                            Average     Fixed      Estimated
                                          Notional         Expected   Receive           Fair
                                           Balance         Maturity      Rate          Value      Comments
ASSET RATE CONVERSIONS
  Generic interest rate swaps            $ 300,000          2.6 yrs.     5.85%                    Convert floating rate
    Unrealized gross gains                                                         $       --     loans to fixed rate.
    Unrealized gross losses                                                           (11,040)
     Net unrealized loss                                                              (11,040)

  Amortizing interest rate swaps           858,519          2.0 yrs.     5.25%                    Convert floating rate
    Unrealized gross gains                                                                 39     loans to fixed rate.
    Unrealized gross losses                                                           (38,420)
     Net unrealized loss                                                              (38,381)

  Interest rate caps                       245,000          2.1 yrs.     7.49%(2)                 Minimize interest rate
    Unrealized gross gains                                                                389     risk associated with
    Unrealized gross losses                                                              (198)    rising rates on floating
     Net unrealized gain                                                                  191     rate deposits. Tied to
                                                                                                  London Interbank
                                                                                                  Offered Rate (LIBOR).

  Interest rate floors                     250,000          3.0 yrs.     6.80%(3)                 Minimize interest rate
    Unrealized gross gains                                                                997     risk associated with
    Unrealized gross losses                                                              (110)    falling rates on floating
     Net unrealized gain                                                                  887     rate loans. Tied to
                                                                                                  London Interbank
                                                                                                  Offered Rate (LIBOR).
HEDGES OF LENDING COMMITMENTS
  Forward contracts                        305,374           .1 yrs.       n/a                    Hedges of residential
    Unrealized gross gains                                                                548     mortgage lending
    Unrealized gross losses                                                            (1,654)    commitments.
     Net unrealized loss                                                               (1,106)

     Total hedges against
       interest rate risk               $1,958,893                                  $ (49,449)

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Represents average strike rate. For interest rate caps purchased, Crestar will receive interest if a specified market index interest rate rises above a fixed strike rate during the term of the contract. Any interest received is based on the difference between a higher index interest rate and the contractual cap rate, applied to the underlying notional balance. No interest payments are received if the index rate remains below the cap rate.

(3) Represents average strike rate. For interest rate floors purchased, Crestar will receive interest if a specified market index interest rate falls below a fixed strike rate during the term of the contract. Any interest received is based on the difference between a lower index interest rate and the contractual floor rate, applied to the underlying notional balance. No interest payments are received if the index rate remains above the floor rate.

n/a - Not applicable.

TABLE 14    OFF-BALANCE SHEET DERIVATIVES-EXPECTED MATURITIES(1)

March 31, 1995
Dollars in thousands               Within          One to        Three to
                                 One Year     Three Years      Five Years        Total
ASSET RATE CONVERSIONS
  Generic interest rate swaps:
   Notional amount                $100,000     $       --     $ 200,000     $  300,000
   Average fixed receive rate         6.32%            --          5.61%          5.85%
   Estimated fair value           $   (310)    $       --     $ (10,730)    $  (11,040)

  Amortizing interest rate swaps:
   Notional amount                $  4,416     $  754,103     $ 100,000     $  858,519
   Average fixed receive rate         8.48%          5.12%         6.10%          5.25%
   Estimated fair value           $     15     $  (32,736)    $  (5,660)    $  (38,381)

  Interest rate caps:
   Notional amount                $  5,000     $  230,000     $  10,000     $  245,000
   Average strike rate                5.00%          7.60%         6.25%          7.49%
   Estimated fair value           $     38     $      148     $       5     $      191

  Interest rate floors:
   Notional amount                $     --     $  150,000     $ 100,000     $  250,000
   Average strike rate                  --           7.17%         6.25%          6.80%
   Estimated fair value           $     --     $      750     $     137     $      887

HEDGES OF LENDING COMMITMENTS
  Forward contracts:(2)
   Notional amount                $305,374     $       --     $      --     $  305,374
   Estimated fair value             (1,106)            --            --         (1,106)

     Total hedges against
       interest rate risk:
        Notional amount           $414,790     $1,134,103     $ 410,000     $1,958,893
        Estimated fair value        (1,363)       (31,838)      (16,248)       (49,449)

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges of residential mortgage lending commitments.

TABLE 15    OFF-BALANCE SHEET DERIVATIVES ACTIVITY(1)

In thousands                            Asset Rate Conversions               Liability Rate
                                       Interest Rate Swaps                      Conversions        Hedges of
                                    Generic      Amortizing         Interest       Interest        Lending
                                    Receive         Receive             Rate           Rate        Commit-
                                      Fixed           Fixed           Floors           Caps        ments(2)            Total
Balance, January 1, 1995         $ 600,000        $860,166        $ 200,000        $     --        $ 266,439         $1,926,605
Additions from acquisitions             --              --              --           45,000              --              45,000
Other additions                         --              --          250,000         200,000          381,860            831,860
Maturities/Amortizations          (300,000)         (1,647)        (200,000)             --         (342,925)          (844,572)
Balance, March 31, 1995          $ 300,000        $858,519        $ 250,000        $245,000        $ 305,374         $1,958,893

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

TABLE 16    SELECTED QUARTERLY FINANCIAL INFORMATION
Dollars in thousands, except per share data

                                            1st Qtr.     4th Qtr.     3rd Qtr.       2nd Qtr.    1st Qtr.
Results of operations:                          1995         1994         1994            1994       1994
Net interest income(1)                      $154,460     $149,689     $152,020     $147,667     $143,367
Provision for loan losses                     10,100        2,700        8,100        8,850       10,032
Net credit income                            144,360      146,989      143,920      138,817      133,335
Securities gains (losses)                     (2,410)      (9,021)          12          (49)      (1,718)
Other noninterest income                      67,074       66,304       65,377       68,192       65,173
Net credit and noninterest income            209,024      204,272      209,309      206,960      196,790
Noninterest expense                          137,832      136,861      140,104      140,733      134,010
Income before taxes                           71,192       67,411       69,205       66,227       62,780
Tax-equivalent adjustment                      2,776        2,746        2,742        2,738        2,701
Book tax expense                              23,330       22,280       22,859       20,881       19,597
  Income tax expense                          26,106       25,026       25,601       23,619       22,298
Net Income                                  $ 45,086     $ 42,385     $ 43,604     $ 42,608     $ 40,482
Per common share:
  Net income                                $   1.18     $   1.13     $   1.15     $   1.12     $   1.07
  Dividends declared                             .40          .40          .40          .40          .33
Average shares outstanding (000s)             38,097       37,637       38,063       37,930       37,835
Selected ratios and other data:
Return on average assets                        1.30%        1.24%        1.26%        1.25%        1.22%
Return on average equity                       15.43        15.22        15.70        15.79        14.83
Net interest margin(1)                          4.92         4.81         4.82         4.76         4.78
Net charge-offs as % of average loans            .52          .42          .42          .43          .53
Allowance as % of period-end loans              2.28         2.36         2.61         2.64         2.75
Overhead ratio                                 62.90        66.13        64.44        65.21        64.79
Average total equity to assets                  8.44         8.14         8.02         7.90         8.20
Equity leverage                                11.84x       12.29x       12.47x       12.66x       12.19x
Full-time equivalent employees (period end)    6,623        6,747        6,817        6,868        6,733

(1) Tax-equivalent basis.

TABLE 17  CONSOLIDATED AVERAGE BALANCES/NET INTEREST INCOME/RATES(1)

                                                                     Three Months Ended March 31,
                                                      1995                                    1994
Dollars in thousands                                      Income/     Yield/                  Income/   Yield/
                                              Balance     Expense       Rate     Balance     Expense     Rate
ASSETS                                            $           $         %          $            $          %
Securities held to maturity(2)                 887,414      14,805     6.67       528,507      10,992     8.32
Securities available for sale(2)             1,449,623      23,607     6.60     2,948,914      40,249     5.54
Money market investments(2)                    457,579       6,544     5.80       468,907       4,126     3.57
Mortgage loans held for sale(2)                191,346       3,810     7.96       467,598       7,424     6.35
Commercial                                   2,999,159      61,829     8.26     2,701,886      50,993     7.64
Real estate - income property                  764,086      16,294     8.58       790,402      15,194     7.74
Real estate - construction                     187,239       4,497     9.71       220,881       3,956     7.26
Instalment                                   1,891,141      42,751     9.03     1,625,825      33,892     8.34
Bank card                                    1,492,890      43,077    11.45       966,242      30,569    12.58
Real estate - mortgage                       2,113,239      39,825     7.50     1,260,380      22,336     7.07
  Total loans - net of unearned(2,3)         9,447,754     208,273     8.80     7,565,616     156,940     8.32
Allowance for loan losses                     (222,852)                          (218,583)
  Loans - net                                9,224,902                          7,347,033
Cash and due from banks                        738,970                            718,741
Premises and equipment - net                   325,480                            308,012
Customers' liability on acceptances              9,165                             13,839
Intangible assets - net                        147,023                            106,165
Foreclosed properties - net                     21,767                             23,792
Other assets                                   392,082                            377,732
  TOTAL ASSETS                              13,845,351                         13,309,240
TOTAL EARNING ASSETS                        12,433,716     257,039     8.27    11,979,542     219,731     7.37
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Checking Deposits                   1,874,912      10,453     2.26     1,817,810       9,741     2.17
Money market deposit accounts                2,432,572      22,610     3.77     2,301,992      13,749     2.42
Regular savings deposits                     1,369,262       9,461     2.80     1,316,111       8,321     2.56
Domestic time deposits                       3,042,769      33,379     4.50     2,886,010      29,205     4.13
Certificates of deposit $100,000 and over       68,550         857     5.08        48,376         485     4.07
  Total savings and time deposits(2)         8,788,065      76,760     3.56     8,370,299      61,501     2.99
Demand deposits                              2,056,184                          2,014,697
  Total deposits                            10,844,249                         10,384,996
Short-term borrowings(2)                     1,261,312      17,958     5.75     1,425,708      10,613     3.02
Long-term debt(2)                              368,133       7,861     8.54       203,376       4,250     8.36
Liability on acceptances                         9,165                             13,839
Other liabilities                              193,583                            189,609
  Total liabilities                         12,676,442                         12,217,528
  Total shareholders' equity                 1,168,909                          1,091,712
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     13,845,351                         13,309,240
Total interest-bearing liabilities          10,417,510     102,579     4.00     9,999,383      76,364     3.10
Other sources - net                          2,016,206                          1,980,159
TOTAL SOURCES OF FUNDS                      12,433,716     102,579     3.35    11,979,542      76,364     2.59
NET INTEREST SPREAD                                                    4.27                               4.27
NET INTEREST INCOME/MARGIN                                 154,460     4.92                   143,367     4.78

                                                       Three Months Ended December 31,
                                                                     1994
                                                                Income/      Yield
                                                Balance        Expense        Rate
                                                      $              $           %
Dollars in thousands
ASSETS
Securities held to maturity(2)                 920,755         15,225         6.61
Securities available for sale(2)             1,765,770         27,196         6.11
Money market investments(2)                    486,068          6,398         5.22
Mortgage loans held for sale(2)                258,332          5,010         7.76
Commercial                                   2,892,283         57,398         7.86
Real estate - income property                  748,296         15,694         8.30
Real estate - construction                     214,209          4,874         9.02
Instalment                                   1,783,039         39,114         8.69
Bank card                                    1,350,448         38,482        11.16
Real estate - mortgage                       1,879,890         34,507         7.32
  Total loans - net of unearned(2,3)         8,868,165        190,069         8.48
Allowance for loan losses                     (227,461)
  Loans - net                                8,640,704
Cash and due from banks                        754,773
Premises and equipment - net                   318,638
Customers' liability on acceptances              5,651
Intangible assets - net                        126,832
Foreclosed properties - net                     22,137
Other assets                                   393,280
  TOTAL ASSETS                              13,692,940
TOTAL EARNING ASSETS                        12,299,090        243,898         7.86
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits                   1,861,152         10,544         2.25
Money market deposit accounts                2,388,715         20,193         3.35
Regular savings deposits                     1,427,051          9,930         2.76
Domestic time deposits                       3,016,182         31,645         4.20
Certificates of deposit $100,000 and over       68,785            810         4.68
  Total savings and time deposits(2)         8,761,885         73,122         3.32
Demand deposits                              2,083,474
  Total deposits                            10,845,359
Short-term borrowings(2)                     1,228,688         14,979         4.84
Long-term debt(2)                              294,644          6,108         8.29
Liability on acceptances                         5,651
Other liabilities                              204,354
  Total liabilities                         12,578,696
  Total shareholders' equity                 1,114,244
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     13,692,940
Total interest-bearing liabilities          10,285,217         94,209         3.65
Other sources - net                          2,013,873
TOTAL SOURCES OF FUNDS                      12,299,090         94,209         3.05
NET INTEREST SPREAD                                                           4.21
NET INTEREST INCOME/MARGIN                                    149,689         4.81

(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.

(2) Indicates earning asset or interest-bearing liability.

(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Crestar Financial Corporation
                                                      Registrant


Date  May 15, 1995                      /s/ James D. Barr
                                            James D. Barr
                                            Executive Vice President,
                                            Controller and Treasurer