Form 10-Q
period 1995-06-30
CRESTAR FINANCIAL CORP
filed 1995-08-14
CIK 101880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1995

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

Yes     X   .   No          .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at July 31, 1995
         Common Stock, $5 par value                         37,692,370

                 CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995


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

     Consolidated Statements Of Changes In Shareholders'
      Equity . . . . . . . . . . . . . . . . . . . . . . . . .

     Notes To Consolidated Financial Statements . . . . . . . .

   ITEM 2. Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations:

           Financial Commentary . . . . . . . . . . . . . . . . .

PART II.  Other Information

   ITEM 4. Submission Of Matters To A Vote Of Security
           Holders  . . . . . . . . . . . . . . . . . . . . . . .

   ITEM 6.  Exhibits And Reports On Form 8-K:

  There were no reports on Form 8-K filed during the three months ended June 30, 1995.

CONSOLIDATED BALANCE SHEETS
Crestar Financial Corporation And Subsidiaries

Dollars in thousands
                                                                      June 30,              December 31,
ASSETS                                                         1995            1994            1994
Cash and due from banks                                    $   792,741     $   581,521     $   907,627
Securities held to maturity (note 2)                           823,555         996,038         907,368
Securities available for sale (note 3)                       1,482,677       1,993,913       1,621,973
Money market investments (note 4)                              518,275       1,243,975         452,556
Mortgage loans held for sale                                   351,982         275,527         209,525
Loans -- net of unearned income (note 5):
  Business Loans:
    Commercial                                               3,099,904       2,954,896       3,093,122
    Real estate -- income property                             794,264         782,116         744,888
    Real estate -- construction                                179,056         231,241         184,583
  Consumer Loans:
    Instalment                                               1,993,846       1,720,865       1,810,038
    Bank card                                                1,605,362       1,154,017       1,477,285
    Real estate -- mortgage                                  2,123,711       1,745,705       1,975,721
     Loans -- net of unearned income of $1,172 and
       $1,925 at June 30, 1995 and 1994, respectively;
       $1,369 at December 31, 1994                           9,796,143       8,588,840       9,285,637
    Less: Allowance for loan losses (note 6)                  (222,882)       (226,666)       (219,189)
     Loans -- net                                            9,573,261       8,362,174       9,066,448
Premises and equipment -- net                                  333,408         321,709         316,896
Customers' liability on acceptances                             12,294           4,777           6,464
Intangible assets -- net (note 7)                              160,348         125,069         107,211
Foreclosed properties -- net (notes 5 and 8)                    13,631          25,000          18,629
Other assets                                                   569,687         395,507         395,333
   TOTAL ASSETS                                            $14,631,859     $14,325,210     $14,010,030
LIABILITIES
Demand deposits                                            $ 2,218,499     $ 2,268,488     $ 2,238,399
Interest checking deposits                                   1,857,984       1,866,427       1,916,411
Money market deposit accounts                                2,485,961       2,366,184       2,342,222
Regular savings deposits                                     1,284,844       1,508,459       1,394,146
Domestic time deposits                                       3,201,735       3,321,724       2,955,756
Certificates of deposit $100,000 and over                       67,643          65,188          66,218
  Total deposits                                            11,116,666      11,396,470      10,913,152
Short-term borrowings (note 9)                               1,413,719       1,326,996       1,380,806
Liability on acceptances                                        12,294           4,777           6,464
Other liabilities                                              475,599         269,864         216,581
Long-term debt (note 10)                                       384,577         222,419         366,962
   TOTAL LIABILITIES                                        13,402,855      13,220,526      12,883,965
SHAREHOLDERS' EQUITY
Preferred stock. Authorized 2,000,000 shares; none issued            -               -               -
Common stock, $5 par value. Authorized 100,000,000 shares;
  outstanding 37,733,761 and 37,717,023 at June 30, 1995
  and 1994, respectively; 37,331,213 at December 31, 1994      188,669         188,585         186,656
Capital surplus                                                342,597         273,169         281,207
Retained earnings                                              701,029         663,761         694,757
Net unrealized loss on securities available for sale            (3,291)        (20,831)        (36,555)
   TOTAL SHAREHOLDERS' EQUITY                                1,229,004       1,104,684       1,126,065
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $14,631,859     $14,325,210     $14,010,030


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                                Three Months             Six Months
                                                                  Ended June 30,          Ended June 30,
INCOME FROM EARNING ASSETS                                     1995         1994         1995         1994
Interest and fees on loans                                   $215,762     $169,024     $421,791     $323,988
Interest on taxable securities held to maturity                12,530       15,087       25,802       23,987
Interest on tax-exempt securities held to maturity                986        1,241        1,990        2,625
Interest and dividends on securities available for sale        22,942       30,869       46,549       71,118
Income on money market investments                              4,358        6,698       10,899       10,807
Interest on mortgage loans held for sale                        5,127        5,453        8,937       12,877
  Total income from earning assets                            261,705      228,372      515,968      445,402
INTEREST EXPENSE
Interest checking deposits                                     10,489       10,405       20,942       20,146
Money market deposit accounts                                  24,183       15,622       46,793       29,371
Regular savings deposits                                        9,166        9,393       18,627       17,714
Domestic time deposits                                         39,018       33,405       72,397       62,610
Certificates of deposit $100,000 and over                         954          573        1,811        1,058
  Total interest on deposits                                   83,810       69,398      160,570      130,899
Short-term borrowings                                          16,620        9,380       34,578       19,993
Long-term debt                                                  8,173        4,665       16,034        8,915
  Total interest expense                                      108,603       83,443      211,182      159,807
NET INTEREST INCOME                                           153,102      144,929      304,786      285,595
Provision for loan losses (note 6)                             13,500        8,850       23,600       18,882
NET CREDIT INCOME                                             139,602      136,079      281,186      266,713
NONINTEREST INCOME
Trust and investment advisory income                           15,151       14,441       28,689       29,444
Service charges on deposit accounts                            21,765       21,116       43,356       41,895
Bank card-related income                                       11,919        9,247       22,977       16,975
Other income                                                   22,307       21,771       42,660       41,567
Securities losses                                              (1,050)         (49)      (3,460)      (1,767)
  Total noninterest income                                     70,092       66,526      134,222      128,114
NET CREDIT AND NONINTEREST INCOME                             209,694      202,605      415,408      394,827
NONINTEREST EXPENSE
Personnel expense                                              76,308       75,992      152,624      150,789
Occupancy expense -- net                                       10,616       10,061       21,576       20,855
Equipment expense                                               6,904        6,069       13,916       11,997
Other expense                                                  45,175       46,994       87,357       87,618
  Total noninterest expense                                   139,003      139,116      275,473      271,259
INCOME BEFORE INCOME TAXES                                     70,691       63,489      139,935      123,568
Income tax expense (note 11)                                   23,307       20,881       46,960       40,478
NET INCOME                                                   $ 47,384     $ 42,608     $ 92,975     $ 83,090
EARNINGS PER COMMON SHARE                                    $   1.24     $   1.12     $   2.44     $   2.19


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Crestar Financial Corporation And Subsidiaries




In thousands                                                                Six Months Ended June 30,
                                                                             1995            1994

  OPERATING      Net Income                                                $  92,975      $   83,090
 ACTIVITIES      Adjustments to reconcile net income
                  to net cash provided by operating activities:
                 Provisions for loan losses, foreclosed
                  properties and other losses                                 23,650          18,357
                 Depreciation and amortization of premises
                  and equipment                                               17,480          16,113
                 Securities losses                                             3,460           1,767
                 Amortization of intangible assets                             6,229           6,437
                 Deferred income tax expense                                   7,560           2,411
                 Loss (gain) on foreclosed properties                         (1,567)            144
                 Gain on sale of mortgage servicing rights                    (5,900)         (9,332)
                 Net decrease (increase) in trading account                     (621)          4,888
                 Origination of loans held for sale                         (795,725)     (1,431,638)
                 Proceeds from sales of loans held for sale                  653,268       1,762,485
                 Net decrease (increase) in accrued
                  interest receivable, prepaid expenses
                  and other assets                                           (19,978)         19,186
                 Net increase in accrued interest payable,
                  accrued expenses and other liabilities                      21,931          30,954
                 Other, net                                                    7,367          10,259
                 Net cash provided by operating activities                    10,129         515,121
INVESTING        Proceeds from maturities and calls of
ACTIVITIES        securities held to maturity                                 82,930         155,355
                 Proceeds from maturities and calls of
                  securities available for sale                              176,893         220,437
                 Proceeds from sales of securities
                  available for sale                                         977,747       1,478,024
                 Purchases of securities held to maturity                          -        (594,771)
                 Purchases of securities available for sale                 (592,124)       (416,367)
                 Net increase in money market investments                    (65,098)       (556,500)
                 Principal collected on non-bank
                  subsidiary loans                                            11,067           9,801
                 Loans originated by non-bank
                  subsidiaries                                               (91,024)       (118,295)
                 Net decrease (increase) in other loans                      (85,616)          2,421
                 Purchases of premises and equipment                         (31,288)        (18,462)
                 Proceeds from sales of foreclosed
                  properties                                                  19,394          21,415
                 Proceeds from sales of mortgage
                  servicing rights                                             8,305          15,268
                 Acquisitions of net assets of
                  financial institutions                                     (12,173)          7,122
                 Other, net                                                   (4,747)         (5,510)
                 Net cash provided by investing activities                   394,266         199,938
FINANCING        Net decrease in demand, interest checking,
ACTIVITIES        money market and regular savings deposits                 (294,529)        (62,309)
                 Net decrease in short-term borrowings                       (69,152)       (495,949)
                 Net decrease in certificates of
                  deposit                                                    (67,109)       (257,837)
                 Proceeds from issuance of long-term
                  debt                                                             -             158
                 Principal payments on long-term debt                        (12,184)         (2,787)
                 Cash dividends paid                                         (32,387)        (27,404)
                 Common stock purchased and retired                          (61,289)        (18,912)
                 Proceeds from the issuance of common
                  stock                                                       17,369          14,850
                    Net cash used by financing activities                   (519,281)       (850,190)
CASH AND         Decrease in cash and cash equivalents                      (114,886)       (135,131)
CASH             Cash and cash equivalents at beginning of year              907,627         716,652
EQUIVALENTS      CASH AND CASH EQUIVALENTS AT END OF QUARTER               $ 792,741     $   581,521


Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Crestar Financial Corporation And Subsidiaries


Dollars in thousands                                  Shareholders' Equity          Shares of Common Stock
                                                          1995           1994            1995           1994
Balance, April 1                                    $1,216,093     $1,082,439      38,397,409     37,482,661
Net Income                                              47,384         42,608               -              -
Cash dividends declared on common stock                (17,095)       (15,021)              -              -
Change in net unrealized gain or loss on securities
  available for sale                                    14,116        (14,566)              -              -
Common stock purchased and retired                     (36,807)        (9,108)       (807,000)      (200,000)
Common stock issued:
  For acquisition of financial institution                  17         12,588             393        264,208
  For dividend reinvestment plan                         3,435          2,902          80,618         63,223
  For performance equity plan                              295              -           6,627              -
  Upon exercise of stock options (including tax
    benefit of $513 in 1995; $577 in 1994)               1,566          2,734          55,714         95,261
  Upon conversion of debentures                              -            108               -         11,670
BALANCE, JUNE 30                                    $1,229,004     $1,104,684      37,733,761     37,717,023
Balance, January 1                                  $1,126,065     $1,062,477      37,331,213     37,515,671
Net Income                                              92,975         83,090               -              -
Cash dividends declared on common stock                (32,387)       (27,404)              -              -
Cumulative effect of change in accounting for
  securities available for sale                              -         32,209               -              -
Change in net unrealized gain or loss on securities
  available for sale                                    33,264        (53,040)              -              -
Common stock purchased and retired                     (61,289)       (20,277)     (1,394,200)      (469,700)
Common stock issued:
  For acquisition of financial institutions             52,634         12,588       1,317,789        264,208
  For dividend reinvestment plan                         6,391          5,417         155,701        123,367
  For thrift and profit sharing plan                     8,263          4,993         207,272        115,770
  For directors' stock compensation plan                    78             78           2,067          1,859
  For performance equity plan                              295              -           6,627              -
  Upon exercise of stock options (including tax
    benefit of $759 in 1995; $868 in 1994)               2,715          4,440         107,292        153,638
  Upon conversion of debentures                              -            113               -         12,210
BALANCE, JUNE 30                                    $1,229,004     $1,104,684      37,733,761     37,717,023


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries



(1) GENERAL

    The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed acquisitions, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1995 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1994 Annual Report and Form 10-K and the Corporation's First Quarter 1995 Financial Supplement and Form 10-Q.

    During the second quarter of 1995, Crestar adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS
122), effective January 1, 1995. In accordance with SFAS 122, the cost of mortgage loans purchased or originated, with a definitive plan to sell the loans and retain the mortgage servicing rights, is allocated between the loans and the servicing rights based on their estimated fair values at the purchase or origination date. A definitive plan to sell the loans exists if purchase commitments, which include estimates of selling price, have been obtained either prior to the purchase or origination date, or within a reasonable period thereafter. The estimated fair value of mortgage loans is determined by reference to quoted prices in active secondary markets. The estimated fair value of mortgage servicing rights is determined by reference to the bid and ask prices of recent trades of comparable servicing rights, if available. Otherwise, such value is based on the expected future cash flows, discounted at a rate commensurate with the risks involved. These recognition provisions have been applied prospectively to transactions occurring on or after January 1, 1995.

    For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, SFAS 122 requires that such rights be stratified according to the risk characteristics of the underlying loans. For Crestar, such characteristics include loan type, origination date and term. Impairment is recognized through a valuation allowance for each stratum. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Fair value in excess of the amount capitalized, net of amortization, is not recognized subsequent to the initial measurement of impairment. These impairment provisions apply to all capitalized mortgage servicing rights. The initial adoption of these impairment provisions did not require an increase to Crestar's valuation allowance, nor did it require a significant change in Crestar's previous valuation techniques.

    The effect of this adoption on Crestar's consolidated financial statements for the three month and six month periods ended June 30, 1995, was an increase in mortgage origination income of $847,000 and $1,675,000, respectively, with a corresponding increase in capitalized, originated mortgage servicing rights. Such additional income resulted from a lower adjusted cost basis, and corresponding greater gains, on originated mortgage loans sold with servicing rights retained during the first six months of 1995. The effect of adoption on the three month period ended March 31, 1995, which was restated to reflect the January 1, 1995 adoption date, was an increase in mortgage origination income of $828,000 which, net of applicable income tax expense of $323,000, resulted in a $.02 increase in earnings per common share for such period (from $1.18 to $1.20 net income per common share). In accordance with SFAS 122, no retroactive application of its provisions has been made to the consolidated financial statements for periods prior to January 1, 1995.

    Mortgage servicing rights of $18,574,000 and $21,543,000 at June 30, 1995 and 1994, respectively, formerly classified as intangible assets, have been reclassified as other assets in the consolidated financial statements. Purchased mortgage servicing rights capitalized during the three months and six months ended June 30, 1995 were $1.7 million and $6.2 million, respectively. At June 30, 1995, mortgage servicing rights were net of a related valuation allowance of $213,000. The activity in such valuation allowance, which was unchanged from March 31, 1995 and had a balance of $174,000 at December 31, 1994, was not material to the consolidated financial statements for the three months and six months ended June 30, 1995. The fair value of capitalized mortgage servicing rights was approximately $30 million at June 30, 1995. Such fair value was estimated using a discounted cash flow method, with discount rates based on secondary market sources, adjusted for prepayment estimates and differences in servicing and credit costs.

    For the six months ended June 30, 1995 and 1994, amortization of mortgage servicing rights of $2.8 million and $3.5 million, respectively, formerly classified as noninterest expense, has been reclassified as a reduction of mortgage servicing income, resulting in a net presentation of such income. For the three months ended June 30, 1995 and 1994, amortization of mortgage servicing rights of $1.4 million and $1.6 million, respectively, has been reclassified as a reduction of mortgage servicing income.

(2)  SECURITIES HELD TO MATURITY

The amortized cost (carrying values) and estimated market values of securities held to maturity at June 30 follow:


In thousands                                             1995                     1994
                                                Amortized      Market     Amortized    Market
                                                   Cost        Value        Cost       Value

U.S. Treasury and Federal agencies              $  10,197    $ 10,137    $  10,413    $ 10,221
Mortgage-backed obligations of Federal agencies   558,629     555,733      655,497     636,538
Other taxable securities                          190,576     188,107      258,011     252,897
States and political subdivisions                  64,153      64,784       72,117      72,383
  Total securities held to maturity             $ 823,555    $818,761    $ 996,038    $972,039


(3)  SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values (carrying values) of securities available for sale at June 30 follow:

In thousands                                               1995                      1994
                                                 Amortized       Market      Amortized       Market
                                                    Cost         Value          Cost         Value
U.S. Treasury and Federal agencies              $  332,478    $  330,322    $1,049,084    $1,033,644
Mortgage-backed obligations of Federal agencies    782,352       779,250       730,599       713,696
Other mortgage-backed obligations                  272,378       272,203       207,437       207,310
Other taxable securities                             5,139         5,141         5,621         5,665
Common and preferred stocks                         95,450        95,761        33,738        33,598
  Total securities available for sale           $1,487,797    $1,482,677    $2,026,479    $1,993,913


(4)  MONEY MARKET INVESTMENTS

Money market investments at June 30 included:

In thousands                                        1995          1994
Trading account securities                      $  4,195    $      172
Federal funds sold                               296,500       414,690
Securities purchased under agreements to resell  210,000       105,000
Domestic time deposits                                30        25,138
U.S. Treasury                                      7,550       698,975
  Total money market investments                $518,275    $1,243,975


(5)  NONPERFORMING ASSETS AND IMPAIRED LOANS

Nonperforming assets at June 30 were:

In thousands                     1995        1994
Nonaccrual loans               $69,474    $ 77,400
Foreclosed properties -- net    13,631      25,000
  Total nonperforming assets   $83,105    $102,400


    Non-cash additions to foreclosed properties were $3.3 million and $3.6 million in the first six months of 1995 and 1994, respectively.

    Effective January 1, 1995, Crestar adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114), and No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (SFAS 118). In accordance with SFAS 114, impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment.

    SFAS 114 does not apply to larger groups of homogeneous loans such as consumer instalment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Smaller balance populations of business loans, which are not specifically reviewed in accordance with Crestar's normal credit review procedures, are also excluded from the application of SFAS 114. Crestar's impaired loans are non-accrual loans, as generally loans are placed in nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.

    Impaired loans and the applicable valuation allowance at June 30, 1995 were:

In thousands                                                 Related
                                                   Loan    Valuation
                                                Balance    Allowance
Impaired with specific valuation allowance      $37,570    $   4,950
Impaired without specific valuation allowance         -            -
  Total impaired loans                          $37,570    $   4,950


    Collateral dependent loans, which were measured at the fair value of the collateral, constituted over 80% of impaired loans at June 30, 1995. Remaining impaired loans were measured based on the present value of expected cash flows. The valuation allowance for impaired loans at June 30, 1995, and activity related thereto for the three months and six months ended June 30, 1995, is included in the allowance for loan losses discussed in note (6).

    SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with Crestar's method for non-accrual loans, interest receipts on impaired loans are recognized as interest income or are applied to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis during the first six months of 1995 were:




In thousands                                      Six Months Ended June 30, 1995
Average recorded investment in impaired loans                $39,680
Interest income recognized during impairment                       -
Interest income recognized on a cash basis
  during impairment                                                -



    The balance of impaired loans at January 1, 1995 totaled approximately $40 million. The initial adoption of SFAS 114 and SFAS 118 did not require an increase to Crestar's allowance for loan losses. The impact of SFAS 114 and SFAS 118 was immaterial to Crestar's consolidated financial statements as of and for the three months and six months ended June 30, 1995. In accordance with SFAS 114, no retroactive application of its provisions has been made to the consolidated financial statements for periods prior to January 1, 1995.


(6) ALLOWANCE FOR LOAN LOSSES

    The following table sets forth the transactions in the consolidated allowance for loan losses for the three months and six months ended June 30. Loan charge-offs to the allowance are made when the loan, or a portion thereof, is considered uncollectible or is transferred to foreclosed properties.

In thousands                           Three Months              Six Months
                                      1995        1994        1995         1994
Beginning balance                 $222,702    $226,577    $219,189     $210,958
Charge-offs                        (18,439)    (15,936)    (37,427)     (34,689)
Recoveries                           5,294       7,096      12,064       15,807
  Net charge-offs                  (13,145)     (8,840)    (25,363)     (18,882)
Provision for loan losses           13,500       8,850      23,600       18,882
Allowance from acquisitions -- net    (175)         79       5,456       15,708
  Net increase                         180          89       3,693       15,708
Ending balance                    $222,882    $226,666    $222,882     $226,666

(7)     INTANGIBLE ASSETS

Intangible assets at June 30 included:



In thousands                                 1995        1994
Goodwill and deposit base intangibles    $159,820    $124,448
Favorable lease rights                        528         621
  Total intangible assets -- net         $160,348    $125,069

Accumulated amortization of goodwill was $28,268,000 and $18,855,000 for 1995 and 1994, respectively.


(8)  ALLOWANCE FOR FORECLOSED PROPERTIES

Transactions in the allowance for losses on foreclosed properties for the three months and six months ended June 30 were:

In thousands                             Three Months            Six Months
                                       1995       1994        1995        1994
Beginning balance                   $ 8,972     $5,433     $ 7,180     $ 5,574
Provision for foreclosed properties       -       (390)       (500)       (645)
Write-downs                          (3,098)         -      (4,000)     (1,302)
Allowance from acquisitions -- net     (500)     4,123       2,694       5,539
  Net increase (decrease)            (3,598)     3,733      (1,806)      3,592
Ending balance                      $ 5,374     $9,166     $ 5,374     $ 9,166


(9)  SHORT-TERM BORROWINGS

Short-term borrowings, exclusive of deposits, with maturities of less than one year at June 30 were:

In thousands                                      1995          1994
Federal funds purchased                     $  881,562    $  411,017
Securities sold under repurchase agreements    380,250       785,452
Notes payable                                  149,953       128,140
Other                                            1,954         2,387
  Total short-term borrowings               $1,413,719    $1,326,996

  The Corporation paid $195,673,000 and $149,431,000 in interest on deposits and short-term borrowings in the first six months of 1995 and 1994, respectively.


(10)       LONG-TERM DEBT

Long-term debt at June 30 included:

In thousands                                                 1995        1994
8 3/4% Subordinated notes due 2004                        $149,634    $      -
8 1/4% Subordinated notes due 2002                         125,000     125,000
8 5/8% Subordinated notes due 1998                          49,971      49,960
7-8 1/4% Mortgage indebtedness maturing through 2009         9,742      12,648
8 5/8-14 3/8% Capital lease obligations maturing
  through 2006                                               1,215       2,979
4 3/8-8% Federal Home Loan Bank obligations payable
  through 2008                                              18,841      11,115
6 1/4-11 1/4% Collateralized mortgage obligation
  bonds maturing through 2019                               30,174      20,717
  Total long-term debt                                    $384,577    $222,419

    The Corporation made payments of $15,766,000 and $9,134,000 in interest on long-term debt in the first six months of 1995 and 1994, respectively. There were no new capital lease agreements in the second quarter of 1995.

(11) INCOME TAXES

    The current and deferred components of income tax expense allocated to continuing operations in the accompanying consolidated statements of income for the three months and six months ended June 30 were:

In thousands                         Three Months           Six Months
                                    1995       1994       1995       1994
Current:
  Federal                        $17,557    $20,940     $37,783    $37,185
  State and local                    390       (256)      1,617        882
    Total current tax expense     17,947     20,684      39,400     38,067
Deferred:
  Federal                          4,922       (542)      7,230      2,098
  State and local                    438        739         330        313
    Total deferred tax expense     5,360        197       7,560      2,411
Total income tax expense         $23,307    $20,881     $46,960    $40,478

    The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and six months ended June 30 were:

In thousands                                     Three Months             Six Months
                                                1995        1994         1995         1994
Income before income taxes                   $70,691     $63,489     $139,935     $123,568
Tax expense at statutory rate                 24,742      22,221       48,977       43,249
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends           (1,916)     (1,843)      (3,865)      (3,558)
  Nondeductible interest expense                 166         107          314          212
  Amortization of goodwill                       930         219        1,640          506
  State income taxes                             538         314        1,266          776
  Other -- net                                (1,153)       (137)      (1,372)        (707)
   Total decrease in taxes                    (1,435)     (1,340)      (2,017)      (2,771)
Total income tax expense                     $23,307     $20,881     $ 46,960     $ 40,478
Effective tax rate                              33.0%       32.9%        33.6%        32.8%

    The Corporation made income tax payments of $41,987,000 and $37,572,000 during the first six months of 1995 and 1994, respectively. At June 30, 1995, the Corporation had a net deferred income tax asset of $86,361,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize substantially all of its deferred income tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred income tax assets will be realized.



(12)   CONDENSED CRESTAR FINANCIAL CORPORATION (PARENT) INFORMATION

The Parent's Condensed Balance Sheets at June 30 were:

In thousands                                                 1995          1994
Cash in banks                                          $   37,991    $   39,231
Securities held to maturity                                10,500        11,594
Securities available for sale                              68,400        16,587
Securities purchased from subsidiary
  under agreements to resell                                1,004           908
Other money market investments                            115,416       102,912
Notes receivable from subsidiaries                        227,464       181,849
Investments in subsidiaries:
  Bank subsidiaries                                     1,283,733     1,099,412
  Non-bank subsidiaries                                     9,133         8,336
Other assets                                               13,878        11,944
  Total Assets                                         $1,767,519    $1,472,773
Securities sold to subsidiary under
  repurchase agreements                                $    2,016    $    4,348
Other short-term borrowings                               150,024       123,451
Other liabilities                                          61,870        65,309
Long-term debt                                            324,605       174,981
Total shareholders' equity                              1,229,004     1,104,684
  Total Liabilities and Shareholders' Equity           $1,767,519    $1,472,773


The Parent's Condensed Statements of Income for the three months and six months ended June 30 were:

In thousands                                           Three Months             Six Months
                                                      1995        1994        1995        1994
Cash dividends from bank subsidiaries              $19,007     $23,492     $35,433     $37,110
Interest from subsidiaries                           4,780       3,653       9,518       7,304
Interest on securities held to maturity                177         195         373         390
Interest on securities available for sale              671          50       1,294          52
Income on other money market investments                76          52         147         271
Interest on securities purchased under
  agreements to resell                               1,996       1,083       4,717       1,886
Other income                                           148         124         148         133
  Total income                                      26,855      28,649      51,630      47,146
Interest on securities sold to
  subsidiary under repurchase agreements                41          18          75          28
Interest on other short-term borrowings              1,899         955       3,758       1,629
Interest on long-term debt                           6,949       3,657      13,899       7,317
Other expense                                          591       1,421         701       1,542
  Total expense                                      9,480       6,051      18,433      10,516
Income before income taxes and equity in
  undistributed net income of subsidiaries          17,375      22,598      33,197      36,630
Income tax benefit                                    (926)       (451)     (1,407)       (366)
Income before equity in undistributed net income
  of subsidiaries                                   18,301      23,049      34,604      36,996
Equity in undistributed net income of subsidiaries  29,083      19,559      58,371      46,094
Net Income                                         $47,384     $42,608     $92,975     $83,090

(13) COMMITMENTS AND CONTINGENCIES

    In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, floors, collars, swaps, and forward contracts. These items involve varying degrees of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets.

    Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Similar to direct lending, these commitments are subject to the Corporation's loan approval and review procedures and policies. Based upon management's review, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, investment securities, real estate and inventory. Crestar receives a commitment fee for entering into such agreements. Legally binding, unfunded commitments to extend credit were $6.2 billion and $4.9 billion at June 30, 1995 and 1994, respectively.

    Standby letters of credit, which are conditional commitments to extend credit, guarantee the performance of customers to a third party. Crestar's outstanding standby letters of credit were $350 million and $412 million at June 30, 1995 and 1994, respectively.

    The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. At June 30, 1995, Crestar serviced a total of $548.7 million of loans for which it had accepted a recourse liability. Of this amount, approximately $160.2 million was insured by agencies of the Federal government or private insurance companies.

    As a financial institution, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at June 30, 1995, Crestar was participating in interest rate swaps of $1.05 billion which were used to convert certain floating rate commercial and real estate loans to fixed rates. Unrealized gross gains and gross losses on such swaps were $267,000 and $15.1 million, respectively, at June 30, 1995. Notional balances of $753.3 million of such swaps were indexed amortizing swaps, whose notional values amortize more slowly as rates rise.

    Crestar also had $245 million of interest rate cap and $250 million of interest rate floor agreements outstanding at June 30, 1995, which were used to minimize interest rate risk associated with certain floating rate deposits and loans, respectively. Unrealized gross gains and gross losses on such caps and floors were $5.5 million and $1.4 million, respectively, at June 30, 1995. In addition, Crestar serves as a financial intermediary in interest rate swap, cap, floor and collar agreements, providing risk management services to customers; at June 30, 1995 Crestar had $81.6 million in offsetting swap, $94.3 million in offsetting cap, and $37.6 million in offsetting collar agreements.

    The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit exposure, which the Corporation believes is a combination of current replacement cost of approximately $10 million plus an amount for additional market movement. Four counterparties constituted 19%, 15%, 14% and 13% of the estimated credit and market exposure of $41 million at June 30, 1995.

    During the second quarter of 1995, Crestar terminated an interest rate swap, having a notional balance of $96.4 million, which hedged certain floating rate commercial loans. The loss on termination of $2.7 million has been deferred and will be amortized as a yield adjustment to commercial loans over five years, the remaining contractual maturity of the swap.

    Crestar had $520.4 million of forward agreements outstanding at June 30, 1995, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

    Certain litigation incidental to its business is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

FINANCIAL COMMENTARY

Crestar Financial Corporation And Subsidiaries


OVERVIEW

    (Tables 1, 2 and 16)

    Crestar Financial Corporation (Crestar) reported net income of $47.4 million for the quarter ended June 30, 1995, an increase of $4.8 million or 11% over net income reported in the second quarter of 1994. For the first six months, earnings were $93.0 million in 1995, an increase of 12% from the $83.1 million reported in 1994. These increases reflected the continued positive effects of improved net interest margins, growth in earning assets and noninterest income, and management of controllable expenses. Earnings per common share were $1.24 for the second quarter of 1995, compared to $1.12 in 1994. For the first six months of 1995, earnings per common share were $2.44, an increase of 11% from the $2.19 per share recorded in the first six months of 1994. The predominant items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes.

    Earnings per share for the six month period ended June 30, 1995 reflect a restatement of the earnings previously reported for the first quarter of 1995, due to Crestar's implementation of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS No. 122, issued by the Financial Accounting Standards Board in May 1995, mandates changes in the accounting for servicing rights on mortgage loans originated for sale. Crestar's adoption of SFAS 122 as of January 1, 1995 resulted in a restatement of earnings per common share for the first three months of 1995, from the previously reported $1.18 per share, to $1.20 per share (see "New Accounting Standards").


MERGERS AND ACQUISITIONS

    Two pending acquisitions were announced by Crestar during the second quarter. On June 26, Crestar announced that it will purchase all the deposits and customer accounts, plus selected loans, of six branches of the Chase Manhattan Bank of Maryland. The transaction will bring to Crestar approximately $450 million in deposits and $260 million in primarily consumer loans. The transaction is expected to be completed during the fourth quarter of this year.

    On April 28, Crestar announced an agreement to acquire Loyola Capital Corporation (Loyola), a $2.5 billion-asset thrift institution holding company headquartered in Baltimore, Maryland. Loyola is the holding company for Loyola F.S.B., which operates 35 branches, primarily in central Maryland and Maryland's Eastern Shore, including 15 branches in the Baltimore metropolitan area. Loyola F.S.B. has total deposits of approximately $1.5 billion. Under terms of the merger agreement, Loyola shareholders will receive Crestar common stock in exchange for their Loyola holdings. The total value of the transaction will approximate $260 million, and is expected to be completed in late 1995 or early 1996. The acquisition is subject to regulatory and Loyola shareholder approval.


PROFITABILITY MEASURES AND CAPITAL RESOURCES

    (Table 1)
    Increased earnings in both the second quarter and the first six months of 1995 resulted in improvements in key profitability measures over 1994. Return on average assets was 1.35% in the second quarter and 1.33% for the first six months of 1995, compared to 1.25% and 1.23%, respectively, for 1994. Return on average equity was 15.69% for the second quarter of 1995, compared to 15.79% for the second quarter of 1994. For the first six months of 1995, return on average equity was 15.64%, compared to 15.31% for the first six months of the previous year.

    Average equity to assets of 8.61% for the second quarter of 1995 increased 71 basis points from 7.90% in the second quarter of 1994, reflecting higher retained earnings and the impact of common stock issued for first quarter 1995 acquisitions. Average equity to assets for the first six months of 1995 was 8.53%, compared to 8.05% for the same period of 1994. Period-end equity to assets of 8.40% at June 30, 1995 was 69 basis points above the June 30, 1994 ratio of 7.71%, also reflecting higher earnings and stock issued for acquisitions.

    Risk-based capital ratios are another measure of capital adequacy. At June 30, 1995, Crestar's consolidated risk-adjusted capital ratios were 8.9% for Tier 1 and 12.6% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.8% at June 30, 1995 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 7.4% at June 30, 1995. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks was considered "well-capitalized" as of June 30, 1995, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments. At June 30, 1995, approximately 60% of Crestar's deposits were insured by the Bank Insurance Fund (BIF) of the FDIC, with the remainder insured by the Savings Association Insurance Fund (SAIF) of the FDIC.

NET INTEREST MARGIN AND NET INTEREST INCOME

    (Tables 3 and 17)

    Crestar's net interest margin for the second quarter of 1995 was 4.93%, an improvement of 17 basis points from the margin recorded in the second quarter of 1994. The improvement was due to favorable changes in the composition and yield of balance sheet earning assets, which offset higher rates paid on deposits and declines in interest income arising from off-balance sheet hedge transactions.

    Changes in the earning asset mix increased the second quarter 1995 net interest margin by approximately 33 basis points when compared to the second quarter of 1994. Reflecting the impact of strong marketing efforts, increased demand and completed bank and thrift acquisitions, loans as a percentage of total earning assets increased from an average of 67% during the second quarter of 1994 to 78% for the same period of 1995. Average total loans were $9.7 billion during the second quarter of 1995, compared to $8.2 billion during the second quarter of 1994. Average bank card loans experienced significant growth, with second quarter 1995 average balances up $498 million, or 46%, versus the same period of 1994. The growth in bank card balances reflects Crestar's promotional efforts outside of Virginia, Maryland and Washington, D.C. Average consumer real estate loans were up $506 million, or 30%, from second quarter 1994, with average instalment loan balances increasing 16% during this period. Average business loans for the second quarter were up 5% from prior year balances, despite a reduction of 19% in average real estate-construction loan balances, as average commercial loans increased $236 million, or 8%.

    Funding for loan growth came in part from reductions in the average balances of securities available for sale, which declined $717 million when compared to 1994 second quarter average balances. Average money market investments also decreased, from $680 million in the second quarter of 1994 to $289 million for the same quarter of 1995. Interest-bearing deposits represented 71% of total funding sources in the second quarter of 1995, versus 73% of funding sources in the same period of 1994. A higher rate environment, with increased competitive pricing for deposits among financial institutions, resulted in decreases in average balances for regular savings deposits and domestic time deposits, with average total deposits experiencing a decrease of $94 million, or 1%, from the second quarter of 1994. Average balances of short-term borrowings and long-term debt increased by $148 million and $165 million, respectively, during this same time period. When coupled with the impact of changes to Crestar's earning asset mix, this resulted in a net 22 basis point improvement in the second quarter 1995 net interest margin arising from changes in Crestar's total balance sheet mix.

    The yield on average loans increased 67 basis points from the second quarter of 1994, to 8.94%. Higher yields were experienced on all categories of loans, with the exception of a decline on the average yields earned on Crestar's expanding credit card loan portfolio, which reflects the effects of promotional credit card rates. Higher rates on securities available for sale, which were 6.52% in second quarter 1995 versus 5.76% in the same period of 1994, were partially offset by lower yields on securities held to maturity, which were 6.59% during the second quarter of 1995 versus 7.19% in the same period of 1994. Yields on money market investments, reflecting steps taken by the Federal Reserve Bank to increase rates during several of the preceding 18 months, were 6.05% for the second quarter of 1995 versus 3.95% for the second quarter of 1994. Also reflecting the higher rate environment, the average rate paid on deposits increased in each category of interest-bearing core deposits. The average rate paid on total interest bearing core deposits increased 70 basis points, from 3.07% in the second quarter of 1994 to 3.77% in 1995. Increases in rates paid on deposits, however, have lagged the increases in yields on variable rate assets, such as prime-rate based loans and money market investments. This has presented a favorable interest rate environment for many financial institutions. In total, interest rate spreads had a positive impact of 20 basis points on Crestar's second quarter 1995 net interest margin, when compared to the second quarter of 1994.

    Off-balance sheet hedge transactions, which had a favorable impact on the net interest margin in 1994, experienced net negative interest rate spreads between rates paid and rates received during the second quarter of 1995. In comparison to second quarter 1994, such off-balance sheet transactions had a negative impact of 26 basis points on second quarter 1995's net interest margin, partially offsetting the combined favorable impact on Crestar's net interest margin of 22 basis points from changes in balance sheet mix and 20 basis points from favorable changes in interest rates. The impact of nonperforming assets on second quarter 1995's net interest margin, in comparison to the same period of 1994, was not significant.

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

    As a result of the 17 basis point increase in the net interest margin and a 2% increase in average earning assets, net interest income for the second quarter of 1995 increased 6% over the second quarter of 1994. Tax-equivalent net interest income similarly increased by 6% during this period. For the first six months, tax equivalent net interest income increased 7% over 1994 as a result of a 17 basis point increase in the net interest margin and a 3% increase in average earning assets. Factors contributing to the increased year-to-date margin mirror those previously discussed. Positive changes to the earning asset mix for the year-to-date period had a favorable impact of 31 basis points, while changes to the funding mix resulted in an 8 basis point negative impact to the year-to-date margin. Favorable interest rate spreads for the comparable six month period increased net interest margin by 24 basis points. Off-balance sheet hedge transactions had a negative impact on the margin, in comparison to year-to-date 1994 results, of approximately 31 basis points.

    Acquisitions completed during the first quarter of 1995 (Jefferson Savings and Loan Association, Independent Bank, and TideMark Bancorp, Inc.) added approximately $3.7 million to Crestar's net interest income for the quarter ended June 30, 1995. The effect on Crestar's net interest margin for the second quarter, and the first six months of 1995, from the three acquisitions, while negative, was not significant.


RISK EXPOSURES AND CREDIT QUALITY

    (Tables 4-9)

    Crestar's financial condition as of the end of the second quarter of 1995 exhibited satisfactory overall credit quality. The allowance for loan losses was $223 million at June 30, 1995, representing 2.28% of period-end loans, 268% of period-end nonperforming assets, and a 321% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures, including loss projections, management considers the level of the allowance adequate.

    At June 30, 1995, nonperforming assets of $83.1 million were down $19.3 million or 19% from June 30, 1994, and down $11.8 million from December 31, 1994. These reductions were recorded despite $15.4 million in acquisition-related balances acquired during the first quarter of 1995. The ratio of nonperforming assets to loans and foreclosed properties at June 30, 1995 was 0.85%, down from 1.02% at December 31, 1994 and 1.19% at June 30, 1994. Tables 8 and 9 provide details of how nonperforming loans and foreclosed properties have changed on a quarterly basis since the second quarter of 1994. Based on current portfolio trends, and barring an unexpected deterioration in the economy, management does not expect the ratio of non-performing assets to loans and foreclosed properties to change significantly during the remainder of 1995. However, interim periods could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, and the effect of higher interest rates on borrowers.

    Reflecting the growth of Crestar's consumer loan portfolio, the provision for loan losses was $13.5 million for the second quarter of 1995, compared to $8.9 million in provision expense recorded in the second quarter of 1994. Net charge-offs totaled $13.1 million in the second quarter of 1995, compared to $8.8 million in the comparable period of 1994. Net charge-offs as a percentage of average loans were 0.54% for the second quarter of 1995, compared to 0.52% for the first quarter of 1995 and 0.43% in the second quarter of 1994. The largest proportion of net loan charge-offs during the second quarter of 1995 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $12.2 million for the three months ended June 30, 1995, compared to $5.7 million in 1994's second quarter. This increase in bank card net charge-offs is in part attributable to the growth of Crestar's bank card loan portfolio. A higher interest rate environment has also contributed to increased bankcard charge-off levels. Crestar's expectations are that the ratio of net charge-offs to average total loans for the full year 1995 will increase from the level experienced in 1994, but remain below 1993's results. This expectation is based upon assumptions regarding the general economic climate in Crestar's principal markets and the performance characteristics of the loan portfolio, including Crestar's efforts to resolve remaining nonperforming loans. Changes in these conditions may produce different results. Net charge-offs to average total loans were 0.45% in 1994 and 0.95% in 1993.

    In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). Table 5 provides the property type and geographic diversification of the current REDI portfolio. As shown in Table 4, despite additions to REDI loans caused by acquisitions of financial institutions, REDI outstanding balances remained fairly constant and totaled $1.1 billion at June 30, 1995. This balance represented 11% of the total loan portfolio at that date. At June 30, 1994, REDI loans represented 13% of the total loan portfolio. REDI nonperforming assets were $48.3 million at June 30, 1995, compared to $59.1 million at December 31, 1994 and $62.1 at June 30, 1994.

    Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At June 30, 1995, potential problem loans, not included in Table 7, amounted to approximately $194 million. Potential problem loans were $210 million at December 31, 1994 and $168 million at June 30, 1994. Increases in potential problem loans, which are primarily commercial credits, should be viewed in the context of Crestar's increase in commercial loans outstanding from June 30, 1994 to June 30, 1995.


NONINTEREST INCOME AND EXPENSE

    (Table 10)
    Noninterest income totaled $70.1 million in the second quarter of 1995, a $3.6 million or 5% increase over the second quarter period of 1994. Excluding securities losses, noninterest income increased $4.6 million or 7% over second quarter 1994 results. This increase reflects growth in most noninterest income categories, partially offset by a decline in mortgage income. Reflecting promotional activities and increased merchant fee volume, bank card-related fee income increased by $2.7 million, or 29%, in comparison to the second quarter of 1994. Trust and investment advisory income increased 5% from second quarter 1994 levels, while service charges on deposit accounts increased 3% in comparison to the second quarter of 1994. A higher interest rate environment negatively affected mortgage origination and servicing income. Mortgage income for the second quarter of 1995 totaled $4.9 million, or $6.8 million less than the results reported in the second quarter of 1994. Gains on sale of mortgage servicing rights totaled $6.2 million in the second quarter of 1994, while there were no such sales in the second quarter of 1995. During the second quarter of 1995, Crestar recorded a gain of $4.3 million from the annuitization of certain pension obligations. This gain is included in "Other income" on the consolidated statement of income.

    Noninterest expense was relatively unchanged in the second quarter of 1995 when compared to the same period of 1994, totaling $139.0 million for the three month period ended June 30, 1995 versus $139.1 million for the same period of 1994. Management continues to emphasize prudent control of noninterest expenses and assimilation of recent acquisitions in a cost-effective manner. Second quarter 1995 expenses arising from three first quarter 1995 acquisitions approximated $4.9 million. Additional expenses incurred in the second quarter of 1995 related to Crestar's acquisitions completed in the first half of 1994 approximated $6.3 million. In the first six months of 1994, Crestar completed six purchase acquisitions, which led to incremental noninterest expenses in the second quarter of 1994 of approximately $8.1 million. Excluding these merger related costs from second quarter 1995 and 1994 results, noninterest expenses demonstrated a 2% decrease for the three month period ended June 30, 1995 in comparison to the same period of 1994.

    Reflecting improved credit conditions and real estate markets, foreclosed properties expense for the quarter ended June 30, 1995 was $0.7 million, compared to a $0.9 million expense in the quarter ended June 30, 1994. For the six month period ended June 30, 1995, foreclosed properties expense totaled a net credit of $0.9 million, with the credit balance arising from net gains recorded on the sale of foreclosed properties during the first quarter of 1995. Foreclosed properties expense for the six months ended June 30, 1994 was $0.9 million.

    The effective tax rate for second quarter 1995 and the first six months was 33.0% and 33.6%, respectively, compared to 32.9% and 32.8% for 1994. Increased provisions for state income taxes and higher amortization of goodwill, which is non-deductible for tax purposes, contributed to the higher effective tax rates for 1995. Financial statement note 11 contains additional information concerning income taxes.


FINANCIAL CONDITION

    (Table 11)

    Crestar's assets totaled $14.6 billion at June 30, 1995, compared to $14.0 billion in assets at December 31, 1994, and $14.3 billion at June 30, 1994. The increase from year-end 1994 is primarily due to acquisitions completed during the first quarter of 1995. Loans net of unearned income increased $511 million, or 5%, from year-end 1994 levels, reflecting growth from a combination of acquisitions and internally generated lending. Total deposits increased $204 million or 2% over December 31, 1994 balances. Despite the impact of acquisitions completed during the first quarter, total deposits were up only marginally from year-end 1994, as a higher interest rate environment and increased competition for deposits resulted in declines in some deposit categories, including interest checking and regular saving deposits.

    With respect to the securities held to maturity portfolio, carrying value exceeded the market value at June 30, 1995 by $4.8 million, consisting of $3.5 million in unrealized gains and $8.3 million in unrealized losses. At June 30, 1995, the amortized cost of securities available for sale exceeded the fair value of such securities by $5.1 million, consisting of $6.0 million in unrealized gains and $11.1 million in unrealized losses. Shareholders' equity at June 30, 1995 reflects a $3.3 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to reductions of $36.6 million and $20.8 million at December 31, 1994 and June 30, 1994, respectively. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and purchases, sales, maturities and calls of securities classified as available for sale.

    During the second quarter of 1995, Crestar sold approximately $400 million of securities classified as available for sale, generating securities losses of $1.1 million. Such sales were consummated as part of the overall management of interest rate risk for the Corporation.

    Crestar purchased and retired 807,000 shares of common stock during the second quarter of 1995, and has purchased and retired 1.4 million shares of common stock during the first six months of 1995. Such purchases were primarily made to offset common stock issued in the three acquisitions completed during the first quarter of 1995. Purchases during the second quarter of 1995 were made at an average price of $45.61 per common share. As of June 30, 1995, Crestar had a remaining Board of Directors' authorization to purchase and retire up to 1.3 million shares of common stock in order to meet the needs of the dividend reinvestment plan, thrift and profit sharing plan and the first quarter 1995 issuances related to acquisitions.

    In April, Crestar announced a common stock dividend increase to $.45 per share, effective with the dividend disbursed on May 19, 1995. This represented a 12.5% increase over the previous quarterly rate of $.40 per share.

    Debt ratings are presented in Table 11. On August 4, 1995, Thomson BankWatch raised its rating on Crestar's subordinated notes from BBB+ to A -.


LIQUIDITY AND INTEREST SENSITIVITY

    (Tables 12-15)

    Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, accepting manageable interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

    Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 68% of total funding sources at June 30, 1995, compared to 69% of total funding sources at June 30, 1994. As an additional indication of adequate liquidity, securities available for sale represented 11%, and money market investments represented 4%, of Crestar's total earning assets at June 30, 1995.

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

    The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. The committee establishes limits on net interest income at risk for a twenty-four month period. A two year net interest income forecast is prepared regularly based on a consensus interest rate forecast, in addition to high and low interest rate scenarios. The expected dynamics of the balance sheet under each scenario, including shifts in loans and deposits, are included in the simulations. By its nature, this simulation process includes numerous assumptions, for both long-term and short-term timeframes, including assumptions on average balances and yields. Many of the assumptions are both highly qualitative and subjective. The high rate and low rate estimates generated by this process are then compared to the consensus scenario. At June 30, 1995, Crestar's projection of pre-tax earnings at risk, as a percentage of the next twenty-four month's projected net interest income under the consensus scenario, is approximately 3% for a high interest rate scenario, and 4% for a low, or falling, interest rate scenario. The net interest income at risk percentage does not consider all possible future discretionary actions, including possible hedging activity, that may be entered into to manage future earnings volatility.

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

    Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 12, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1995. At that point in time, Crestar had a cumulative negative six-month gap with $2.6 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

    In addition to the traditional gap measurement presentation, Table 12 also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's commercial demand deposit balances to the level of interest rates. On a cumulative six-month basis, Crestar had an asset sensitive "adjusted gap" at June 30, 1995, with $299 million excess of interest-sensitive uses of funds over sources of funds. The static gap and adjusted gap do not include $250 million (notional amount) of interest rate floors which Crestar has added to potentially offset the effect that falling interest rates would have on $250 million of variable rate loans. In addition, Crestar has $245 million (notional amount) of interest rate caps to potentially offset the effect of rising interest rates on variable rate deposits.

    Each of the three tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds.

    As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. The majority of Crestar's outstanding derivative instruments at June 30, 1995 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for additional market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at June 30, 1995, and Crestar has never experienced any charge-offs related to the credit risk of derivative transactions.

    During the second quarter of 1995, the Corporation terminated prior to maturity an interest rate swap being utilized as a hedge against interest rate risk. The loss upon termination has been deferred and is being amortized as a yield adjustment over five years, the remaining term of the terminated swap contract. At June 30, 1995, the unamortized balance of the deferred loss was $2.7 million. The termination reflects a decision by ALCO to refine balance sheet management strategies; additional terminations of interest rate swaps prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.

    The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $1.6 billion at June 30, 1995. Forward contracts with a notional amount of $520 million, primarily utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at June 30, 1995, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $2.1 billion at June 30, 1995. Tables 13, 14, and 15 present information regarding fair values, maturity, average rates, and activity as of and for the six month period ending June 30, 1995 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $13.0 million as of June 30, 1995. Financial statement note 13 contains additional information pertaining to these types of agreements.


NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) in May 1995. SFAS 122 requires that the cost of mortgage loans originated or purchased with a definitive plan to sell the loans and retain the servicing rights, be allocated between the loans and servicing rights based on their estimated fair values at the purchase or originating date. In compliance with the guidelines of SFAS 122, Crestar elected to adopt the new accounting standard effective January 1, 1995. The provisions of SFAS 122 have been applied prospectively to transactions occurring on or after January 1, 1995.

    The effects of adopting SFAS 122 on Crestar's consolidated financial statements for the three and six month periods ended June 30, 1995 were increases in mortgage origination income of $847,000 and $1,675,000, respectively, with corresponding increases in mortgage servicing rights (classified as Other assets in the Consolidated Balance Sheets). Such additional income resulted from a lower adjusted cost basis on mortgage loans sold by the Company's mortgage servicing subsidiary during the first six months of 1995. Adopting SFAS 122 as of January 1, 1995 resulted in a restatement of net income per common share for the three months ended March 31, 1995, from the previously reported $1.18, to $1.20 net income per common share. See Footnote (1) in the consolidated financial statements for further information on SFAS 122.

    The FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in 1993. SFAS 114 was further amended by the FASB in 1994 through the issuance of Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (SFAS 118). Effective January 1, 1995, SFAS 114, as amended by SFAS 118, requires that an impaired loan be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. For Crestar's nonaccrual loans, including impaired loans, interest receipts are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt.

    At June 30, 1995, impaired loans of $38 million were included in the nonaccrual loan balances of Crestar. The balance of impaired loans at January 1, 1995 totaled $40 million. Because the majority of loans deemed impaired during the first and second quarters were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Crestar's allowance for loan losses. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of Crestar as of and for the six month period ended June 30, 1995. The adoption had no impact on the comparability of data regarding risk exposures and credit quality, disclosed in Tables 4-9.

    Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the asset. The Statement also establishes standards for recording an impairment loss for certain assets that are subject to disposal. The Statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights, and deferred tax assets. Adoption of the new accounting standard is expected to occur on January 1, 1996. At this time, Crestar does not expect any impact to the Corporation's net income upon implementation of SFAS 121.

TABLE 1    FINANCIAL HIGHLIGHTS


Dollars in millions, except per share data       Three Months                  Six Months
                                                                  %                             %
FOR THE PERIOD ENDED JUNE 30               1995      1994    Change      1995      1994    Change
Net Income                              $ 47.4    $ 42.6        11    $ 93.0    $ 83.1       12
Dividends Declared on Common Stock        17.1      15.0        14      32.4      27.4       18
Per Common Share:
  Net Income                            $ 1.24    $ 1.12        11    $ 2.44    $ 2.19       11
  Dividends Declared                       .45       .40        13       .85       .73       16
Average Shares Outstanding (000s)       38,173    37,930         1    38,134    37,901        1
KEY RATIOS
Return on Average Assets                  1.35%     1.25%               1.33%     1.23%
Return on Average Equity                 15.69     15.79               15.64     15.31
Average Equity to Average Assets          8.61      7.90                8.53      8.05
Net Interest Margin                       4.93      4.76                4.94      4.77
AT JUNE 30
Book Value Per Share                                                   32.57     29.29       11
Equity to Assets                                                        8.40%     7.71%
Risk Adjusted Capital Ratios:
  Tier I                                                                 8.9       9.3
  Total                                                                 12.6      12.0
Common Shares Outstanding (000s)                                      37,734    37,717

TABLE 2    ANALYSIS OF PRIMARY EARNINGS PER SHARE


                                    2nd Qtr. 1995     2nd Qtr. 1995
                                              vs.               vs.
                                    2nd Qtr. 1994     1st Qtr. 1995
Earnings Per Share -- prior period          $1.12             $1.20
Interest income                               .58               .13
Interest expense                             (.43)             (.10)
Provision for loan losses                    (.08)             (.06)
Securities gains or losses                   (.02)              .02
Other noninterest income                      .05               .08
Foreclosed properties expense                 . -              (.04)
Other noninterest expense                     .03               . -
Income taxes                                  . -               .02
Increased shares outstanding                 (.01)             (.01)
Net increase                                  .12               .04
Earnings Per Share -- current period        $1.24             $1.24

TABLE 3 AVERAGE BALANCES, NET INTEREST INCOME AND RATE/VOLUME ANALYSIS(1) Dollars in thousands

        2nd Qtr.                      1st Qtr.
                                      Average
    Average Balance        Increase   Balance
    1995          1994    (Decrease)   1995
         $             $        %             $
3,017,662     2,782,059        8     2,999,159       Commercial
  802,250       796,840        1       764,086       Real estate -- income property
  182,905       225,441      (19)      187,239       Real estate -- construction
1,967,956     1,700,077       16     1,891,141       Instalment
1,573,073     1,075,560       46     1,492,890       Bank card
2,174,101     1,668,081       30     2,113,239       Real estate -- mortgage
9,717,947     8,248,058       18     9,447,754         Total loans -- net of unearned income2
  852,398       953,249      (11)      887,414       Securities held to maturity
1,411,687     2,129,177      (34)    1,449,623       Securities available for sale
  289,402       680,182      (57)      457,579       Money market investments
  254,491       308,872      (18)      191,346       Mortgage loans held for sale
12,525,925   12,319,538        2    12,433,716         Total earning assets
 1,868,312    1,893,459       (1)    1,874,912       Interest checking deposits
 2,482,634    2,409,660        3     2,432,572       Money market deposit accounts
 1,310,929    1,446,340       (9)    1,369,262       Regular savings deposits
 3,187,239    3,263,356       (2)    3,042,769       Domestic time deposits
 8,849,114    9,012,815       (2)    8,719,515         Total interest-bearing core deposits
 1,227,230    1,061,155       16     1,329,862       Purchased liabilities
   384,971      220,094       75       368,133       Long-term debt
10,461,315   10,294,064        2    10,417,510         Total interest-bearing liabilities
 2,064,610    2,025,474        2     2,016,206       Other sources -- net
12,525,925   12,319,538        2    12,433,716         Total sources of funds
                                                     Net Interest Income

(1) Tax-equivalent basis.

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(3) Includes tax-equivalent net loan fees of $382,000 and $670,000 for the second quarter of 1995 and 1994, respectively, and $373,000 for the first quarter of 1995.

             2nd Qtr.

               1995 vs. 1994                       2nd Qtr. 1995 vs. 1st Qtr/ 1995

                                                     1st Qtr.
Income/Expense(3)                 Change due to(4)   Income/            Change due to(4)
                      Increase                      Expense(3)  Increase
  1995       1994    (Decrease)  Rate(5)    Volume     1995    (Decrease)  Rate(5)  Volume
      $          $          $         $         $          $         $         $        $
 63,828     54,069      9,759     5,240     4,519     61,829     1,999     1,624      375
 17,132     16,295        837       728       109     16,294       838        33      805
  4,420      4,448        (28)      810      (838)     4,497       (77)       27     (104)
 46,104     34,235     11,869     6,385     5,484     42,751     3,353     1,625    1,728
 45,169     32,547     12,622    (2,105)   14,727     43,077     2,092      (196)   2,288
 41,303     29,511     11,792     2,870     8,922     39,825     1,478       339    1,139
217,956    171,105     46,851    16,567    30,284    208,273     9,683     3,787    5,896
 14,036     16,977     (2,941)   (1,137)   (1,804)    14,805      (769)     (185)    (584)
 22,942     30,869     (7,927)    2,819   (10,746)    23,607      (665)      (47)    (618)
  4,363      6,706     (2,343)    1,510    (3,853)     6,544    (2,181)      224   (2,405)
  5,127      5,453       (326)      634      (960)     3,810     1,317        60    1,257
264,424    231,110     33,314    29,443     3,871    257,039     7,385     5,494    1,891
 10,489     10,405         84       222      (138)    10,453        36        73      (37)
 24,183     15,622      8,561     8,088       473     22,610     1,573     1,108      465
  9,165      9,393       (228)      651      (879)     9,461      (296)      107     (403)
 39,019     33,406      5,613     6,381      (768)    33,379     5,640     4,074    1,566
 82,856     68,826     14,030    15,286    (1,256)    75,903     6,953     5,817    1,136
 17,574      9,952      7,622     6,058     1,564     18,815    (1,241)      202   (1,443)
  8,173      4,665      3,508        14     3,494      7,861       312       (48)     360
108,603     83,443     25,160    23,799     1,361    102,579     6,024     5,591      433

108,603     83,443     25,160    23,756     1,4O4    102,579     6,024     5,260      764
155,821    147,667      8,154     5,687     2,467    154,460     1,361       234    1,127

(4) Variances are computed on a line-by-line basis and are non-additive.

(5) Variances caused by the change in rate times the change in balances are allocated to rate.

TABLE 4    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS (REDI)

In millions                           June 30,        March 31,   December 31,
                                  1995        1994        1995        1994
Commercial -- developer lines  $   78.6    $   87.5    $   91.4    $   98.7
Commercial -- other                63.2        75.7        64.7        67.7
Real estate -- income property    794.3       784.8       815.3       744.9
Real estate -- construction       134.4       200.8       145.8       152.0
  Total REDI loans             $1,070.5    $1,148.8    $1,117.2    $1,063.3


TABLE 5      LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS--
GEOGRAPHIC DISTRIBUTION AND PROPERTY TYPE

June 30, 1995
In millions

                                                                  Region
                                        Total      Greater
                                  Corporation   Washington   Eastern   Western   Capital
Land acquisition and development     $   86.6     $ 48.7    $ 27.2     $  5.1     $ 5.6
Residential developments                243.7      127.8      70.2       39.5       6.2
Commercial projects:
  Office buildings                      152.4       96.1      31.1       12.0      13.2
  Retail stores and malls               208.9      150.4      42.8        8.2       7.5
  Hotels and motels                     120.9       43.4      47.0       22.8       7.7
  Industrial buildings                  123.8       90.0      14.3        4.0      15.5
   Total commercial projects            606.0      379.9     135.2       47.0      43.9
Special use                              54.8       25.2      14.3       13.5       1.8
Other                                    79.4       58.5      14.6        1.7       4.6
  Total REDI loans                   $1,070.5     $640.1    $261.5     $106.8     $62.1

TABLE 6    ALLOWANCE FOR LOAN LOSSES

Dollars in thousands                        Second Quarter    Six Months Ended June 30,
                                              1995      1994        1995       1994
Beginning balance                         $222,702  $226,577      $219,189   $210,958
Allowance from acquisitions - net             (175)       79         5,456     15,708
Provision for loan losses                   13,500     8,850        23,600     18,882
Net charge-offs (recoveries):
    Commercial                                (228)    2,321           420      3,196
    Real estate -- income property             (74)     (619)          285      3,914
    Real estate -- construction               (403)       76          (966)      (768)
    Instalment                               1,384     1,016         3,029      1,636
    Bank card                               12,211     5,709        22,160     10,282
    Real estate -- mortgage                    255       337           435        622
        Total net charge-offs               13,145     8,840        25,363     18,882
Balance, June 30                          $222,882  $226,666      $222,882   $226,666
Allowance for loan losses to
  period-end loans                            2.28%     2.64%         2.28%      2.64%
Annualized net charge-offs to
  average loans                                .54       .43           .53        .48

TABLE 7  NONPERFORMING ASSETS AND PAST DUE LOANS



Dollars in thousands                               June 30,       December 31,

Nonaccrual loans:                               1995         1994        1994
  Commercial                                 $26,792     $ 34,698     $28,708
  Real estate -- income property              25,907       25,145      21,872
  Real estate -- construction                  6,030        5,921       7,279
  Instalment                                   2,738        1,162       3,408
  Real estate -- mortgage                      8,007       10,474       8,139
   Total nonaccrual loans                     69,474       77,400      69,406
Restructured loans                                 -            -       6,878
   Total nonperforming loans                  69,474       77,400      76,284
Foreclosed properties -- net                  13,631       25,000      18,629
   Total nonperforming assets                $83,105     $102,400     $94,913
Past due loans:
  Commercial                                 $ 3,425     $  4,170     $ 1,608
  Real estate -- income property               1,041          974       1,071
  Real estate -- construction                  1,083          140         198
  Instalment
   Student                                     8,932        6,533      14,705
   Other                                       2,589        2,905       1,368
  Bank card                                   12,914        6,850      10,831
  Real estate -- mortgage                      8,857       11,724       5,920
   Total past due loans                      $38,841     $ 33,296     $35,701
Nonperforming assets to:
  Loans and foreclosed properties -- net         .85%        1.19%       1.02%
  Total assets                                   .57          .71         .68
Allowance for loan losses to:
  Nonperforming assets                           268          221         231
  Nonperforming loans                            321          293         287
Allowance for loan losses plus shareholders'
  equity to nonperforming assets               17.47x       13.00x      14.17x


TABLE 8    NONPERFORMING LOANS-QUARTERLY ACTIVITY

In millions                                       Three Months Ended
                                           1995                  1994
                                   June 30     Mar. 31     Dec. 31     Sept. 30     June 30
Beginning balance                  $  73.0     $  76.3     $  62.9     $   77.4     $  89.5
Acquisition additions                   .-         8.7          .-           .-         4.0
Other additions                        7.9        12.3        27.6         20.9        19.2
Payments, sales and reductions        (5.9)       (8.5)      (10.0)       (18.9)      (22.1)
Charge-offs                           (2.0)       (4.7)       (2.7)        (4.8)       (6.6)
Reinstatements to accrual status      (1.0)      (10.3)       (0.8)        (5.5)       (4.1)
Transfers to foreclosed properties    (2.5)       (0.8)       (0.7)        (6.2)       (2.5)
  Net increase (decrease)             (3.5)       (3.3)       13.4        (14.5)      (12.1)
Ending balance                     $  69.5     $  73.0     $  76.3     $   62.9     $  77.4

TABLE 9    FORECLOSED PROPERTIES-QUARTERLY ACTIVITY

In millions                                    Three Months Ended
                                    1995                         1994
                            June 30     Mar. 31     Dec. 31     Sept. 30     June 30
Beginning balance           $  21.7     $  18.6     $  23.6     $   25.0     $  24.5
Acquisition additions - net      .5         6.7          .-           .-         6.1
Other additions                 3.1         2.0         1.5          7.4         2.7
Market write-downs             (0.1)         .-        (0.2)        (0.1)       (0.2)
Reductions                    (11.6)       (6.1)       (6.3)        (7.7)       (8.1)
Provision for losses             .-          .5          .-         (1.0)         .-
  Net increase (decrease)      (8.1)        3.1        (5.0)        (1.4)         .5
Ending balance              $  13.6     $  21.7     $  18.6     $   23.6     $  25.0


TABLE 10  SUMMARY OF NONINTEREST INCOME AND EXPENSE

In thousands
                                                                    First           Six Months Ended
                                             Second Quarter         Quarter             June 30,
NONINTEREST INCOME                            1995         1994         1995         1995         1994
Service charges on deposit accounts       $ 21,765     $ 21,116     $ 21,591     $ 43,356     $ 41,895
Trust and investment advisory               15,151       14,441       13,538       28,689       29,444
Bank card-related                           11,919        9,247       11,058       22,977       16,975
Mortgage servicing - net                     2,722        3,485        3,080        5,802        6,418
Mortgage origination - net                   2,151        1,921          783        2,934        5,968
Trading account activities                     657          302          624        1,281          395
Commissions on letters of credit             1,059        1,352        1,274        2,333        2,750
Gain on sale of mortgage servicing rights        -        6,230        5,900        5,900        9,332
Gain on pension settlement                   4,340            -            -        4,340            -
Miscellaneous                               11,378        8,481        8,692       20,070       16,704
Securities losses                           (1,050)         (49)      (2,410)      (3,460)      (1,767)
  Total noninterest income                $ 70,092     $ 66,526     $ 64,130     $134,222     $128,114
NONINTEREST EXPENSE
Salaries                                  $ 60,876     $ 60,735     $ 61,196     $122,072     $119,925
Benefits                                    15,432       15,257       15,120       30,552       30,864
  Total personnel                           76,308       75,992       76,316      152,624      150,789
Occupancy - net                             10,616       10,061       10,960       21,576       20,855
Equipment                                    6,904        6,069        7,012       13,916       11,997
Communications                               7,074        6,086        7,214       14,288       12,097
Stationery, printing and supplies            1,956        2,250        2,106        4,062        4,095
Professional fees and services               2,522        3,318        3,375        5,897        5,807
Loan expense                                 1,933        2,876        1,843        3,776        5,624
FDIC premiums                                6,644        6,402        6,369       13,013       12,287
Advertising and marketing                    3,811        4,623        4,360        8,171        8,481
Transportation                               1,505        1,451        1,491        2,996        2,879
Outside data services                        4,879        4,729        5,008        9,887        9,189
Amortization of purchased intangibles        3,429        3,475        2,800        6,229        6,437
Miscellaneous                               10,728       10,900        9,165       19,893       19,829
  Subtotal                                 138,309      138,232      138,019      276,328      270,366
Foreclosed properties                          694          884       (1,549)        (855)         893
  Total noninterest expense               $139,003     $139,116     $136,470     $275,473     $271,259

TABLE 11 DEBT RATINGS
(AS OF AUGUST 8, 1995)

                                                    Standard      Thomson
Security                                Moody's     & Poor's    BankWatch
8 3/4% Subordinated Notes due 2004       Baa1         BBB+           A-
8 1/4% Subordinated Notes due 2002       Baa1         BBB+           A-
8 5/8% Subordinated Notes due 1998       Baa1         BBB+           A-
Commercial Paper                          P-2    Not rated        TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                A2           A     Not rated
  Short-Term                              P-1         A-1         TBW-1



TABLE 12    INTEREST SENSITIVITY ANALYSIS


June 30, 1995
In millions                                        Maturity/Rate Sensitivity
                                   within      2-3        4-6      7-12        over
USES OF FUNDS                    one month    months     months   months     one year     Total
Loans:
  Commercial                    $ 2,236.3  $    54.3  $    71.8  $    80.1   $  657.4   $ 3,099.9
  Real estate - income property     332.9        3.9       22.2       69.5      365.8       794.3
  Real estate - construction        141.6        1.0        4.2        2.0       30.3       179.1
  Instalment                        779.2       47.4      270.5      138.0      758.7     1,993.8
  Bank card                         450.6       42.7       83.4      173.0      855.7     1,605.4
  Real estate - mortgage            102.8      162.1      371.3      647.0      840.5     2,123.7
Securities held to maturity          35.9       37.1       67.5      114.5      568.6       823.6
Securities available for sale       280.5       79.3       78.3      139.6      905.0     1,482.7
Money market investments            513.3         .1        4.9          -          -       518.3
Mortgage loans held for sale        352.0          -          -          -          -       352.0
Total earning assets              5,225.1      427.9      974.1    1,363.7    4,982.0    12,972.8
Interest sensitivity hedges on
  assets                           (750.0)    (290.6)      78.3      123.6      838.7           -
  Total uses                    $ 4,475.1  $   137.3  $ 1,052.4  $ 1,487.3   $5,820.7   $12,972.8
SOURCES OF FUNDS
Interest checking deposits      $ 1,858.0  $       -  $       -  $       -   $      -   $ 1,858.0
Money market deposit accounts     2,486.0          -          -          -          -     2,486.0
Regular savings deposits          1,284.8          -          -          -          -     1,284.8
Domestic time deposits              306.6      354.4      533.1    1,034.1      973.5     3,201.7
Certificates of deposit
  $100,000 and over                  24.6       15.7       12.8        8.8        5.7        67.6
Short-term borrowings             1,413.7          -          -          -          -     1,413.7
Long-term debt                        5.1         .3         .3        3.6      375.3       384.6
  Total interest-bearing
    liabilities                   7,378.8      370.4      546.2    1,046.5    1,354.5    10,696.4
Other sources - net                     -          -          -          -    2,276.4     2,276.4
  Total sources                 $ 7,378.8  $   370.4  $   546.2  $ 1,046.5   $3,630.9   $12,972.8
Cumulative maturity/
  rate sensitivity gap          $(2,903.7) $(3,136.8) $(2,630.6) $(2,189.8)  $      -   $       -
ADJUSTMENTS
Beta adjustments:
    Interest checking
      (beta factor .18)         $ 1,523.5
    Money market accounts
      (beta factor .55)           1,118.7
    Regular savings
      (beta factor .12)           1,130.7
Demand deposit sensitivity         (843.1)
Cumulative adjusted maturity/
  rate sensitivity gap          $    26.1  $  (207.0) $   299.2  $   740.0   $      -   $       -

TABLE 13    OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS(1)


June 30, 1995
Dollars in thousands                          Weighted   Average
                                               Average    Fixed    Unrealized
                                 Notional     Expected   Receive      Gain
                                  Balance     Maturity     Rate      (Loss)            Comments

ASSET RATE CONVERSIONS
  Generic interest rate swaps    $ 300,000    2.4 yrs.    5.83%                    Convert floating rate
   Unrealized gross gains                                             $    205     loans to fixed rate.
   Unrealized gross losses                                              (3,200)
     Net unrealized loss                                                (2,995)

  Amortizing interest rate swaps   753,270     .6 yrs.    5.12%                    Convert floating rate
   Unrealized gross gains                                                   62     loans to fixed rate.
   Unrealized gross losses                                             (11,905)
     Net unrealized loss                                               (11,843)

  Interest rate caps               245,000    1.8 yrs.    7.49%(2)                 Minimize interest rate
   Unrealized gross gains                                                   20     risk associated with
   Unrealized gross losses                                              (1,391)    rising rates on floating
     Net unrealized loss                                                (1,371)    rate deposits. Tied to
                                                                                   London Interbank
                                                                                   Offered Rate (LIBOR).

  Interest rate floors             250,000    2.7 yrs.    6.80%(3)                 Minimize interest rate
   Unrealized gross gains                                                5,477     risk associated with
   Unrealized gross losses                                                   -     falling rates on floating
     Net unrealized gain                                                 5,477     rate loans. Tied to
                                                                                   London Interbank
                                                                                   Offered Rate (LIBOR).
HEDGES OF LENDING COMMITMENTS
  Forward contracts                520,418     .1 yrs.      n/a                    Hedges of residential
   Unrealized gross gains                                                  881     mortgage lending
   Unrealized gross losses                                              (2,955)    commitments.
     Net unrealized loss                                                (2,074)

     Total hedges against
       interest rate risk       $2,068,688                           $ (12,806)

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Represents average strike rate. For interest rate caps purchased, Crestar will receive interest if a specified market index rate rises above a fixed strike rate duing the term of the contract. Any interest received is based on the difference between a higher index interest rate and the contractual cap rate, applied to the underlying notional balance. No interest payments are received if the index rate ramains below the cap rate.

(3) Represents average strike rate. For interest rate floors purchased, Crestar will receive interest if a specified market index rate falls below a fixed strike rate duing the term of the contract. Any interest received is based on the difference between a lower index interest rate and the contractual floor rate, applied to the underlying notional balance. No interest payments are received if the index rate ramains above the floor rate.

n/a - Not applicable.

TABLE 14    OFF-BALANCE SHEET DERIVATIVES-EXPECTED MATURITIES(1)

June 30, 1995
Dollars in thousands               Within       One to         Three to
                                   One Year     Three Years    Five Years      Total
ASSET RATE CONVERSIONS
  Generic interest rate swaps:
   Notional amount                $  100,000     $       -     $ 200,000     $  300,000
   Average fixed receive rate           6.32%            -          5.59%          5.83%
   Unrealized gain (loss)         $      205     $       -     $  (3,200)    $   (2,995)

  Amortizing interest rate swaps:
   Notional amount                $  753,270     $       -     $       -     $  753,270
   Average fixed receive rate           5.12%            -             -           5.12%
   Unrealized gain (loss)         $  (11,843)    $       -     $       -     $  (11,843)

  Interest rate caps
   Notional amount                $    5,000     $ 235,000     $   5,000     $  245,000
   Average strike rate                  5.00%         7.57%         6.00%          7.49%
   Unrealized gain (loss)         $       20     $  (1,238)    $    (153)    $   (1,371)

  Interest rate floors
   Notional amount                $        -     $ 250,000     $       -     $  250,000
   Average strike rate                     -          6.80%            -           6.80%
   Unrealized gain (loss)         $        -     $   5,477     $       -     $    5,477

HEDGES OF LENDING COMMITMENTS
  Forward contracts:2
   Notional amount                $  520,418     $       -     $       -     $  520,418
   Unrealized gain (loss)             (2,074)            -             -         (2,074)

     Total hedges against
       interest rate risk:
        Notional amount           $1,378,688     $ 485,000     $ 205,000     $2,068,688
        Unrealized gain (loss)       (13,692)        4,239        (3,353)       (12,806)

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges of residential mortgage lending commitments.



TABLE 15    OFF-BALANCE SHEET DERIVATIVES ACTIVITY(1)

In thousands                     Asset Rate Conversions    Liability Rate
                             Interest Rate Swaps              Conversions    Hedges of
                             Generic  Amortizing     Interest    Interest      Lending
                             Receive     Receive         Rate        Rate      Commit-
                               Fixed       Fixed       Floors        Caps      ments(2)       Total
Balance, April 1, 1995       $ 300,000    $858,519    $ 250,000    $245,000   $ 305,374    $ 1,958,893
Additions from acquisitions          -           -            -           -           -              -
Other additions                      -           -            -           -     538,413        538,413
Termination                          -     (96,400)           -           -           -        (96,400)
Maturities/Amortizations             -      (8,849)           -           -    (323,369)      (332,218)
Balance, June 30, 1995       $ 300,000    $753,270    $ 250,000    $245,000   $ 520,418    $ 2,068,688
Balance, January 1, 1995     $ 600,000    $860,166    $ 200,000    $      -   $ 266,439    $ 1,926,605
Additions from acquisitions          -           -            -      45,000           -         45,000
Other additions                      -           -      250,000     200,000     920,273      1,370,273
Termination                          -     (96,400)           -           -           -        (96,400)
Maturities/Amortizations      (300,000)    (10,496)    (200,000)          -    (666,294)    (1,176,790)
Balance, June 30, 1995       $ 300,000    $753,270    $ 250,000    $245,000   $ 520,418    $ 2,068,688

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.



TABLE 16    SELECTED QUARTERLY FINANCIAL INFORMATION

Dollars in thousands, except per share data
                                                2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
Results of operations:                            1995      1995      1994      1994      1994
Net interest income(1)                          $155,821  $154,460  $149,689  $152,020  $147,667
Provision for loan losses                         13,500    10,100     2,700     8,100     8,850
Net credit income                                142,321   144,360   146,989   143,920   138,817
Securities gains (losses)                         (1,050)   (2,410)   (9,021)       12       (49)
Other noninterest income                          71,142    66,540    65,037    63,726    66,576
Net credit and noninterest income                212,413   208,490   203,005   207,658   205,344
Noninterest expense                              139,003   136,470   135,594   138,453   139,117
Income before taxes                               73,410    72,020    67,411    69,205    66,227
Tax-equivalent adjustment                          2,719     2,776     2,746     2,742     2,738
Book tax expense                                  23,307    23,653    22,280    22,859    20,881
    Income tax expense                            26,026    26,429    25,026    25,601    23,619
Net Income                                      $ 47,384  $ 45,591  $ 42,385  $ 43,604  $ 42,608
Per common share:
    Net income                                  $   1.24  $   1.20  $   1.13  $   1.15  $   1.12
    Dividends declared                               .45       .40       .40       .40       .40
Average shares outstanding (000s)                 38,173    38,097    37,637    38,063    37,930
Selected ratios and other data:
Return on average assets                            1.35%     1.32%     1.24%     1.26%     1.25%
Return on average equity                           15.69     15.60     15.22     15.70     15.79
Net interest margin(1)                              4.93      4.92      4.81      4.82      4.76
Net charge-offs as % of average loans                .54       .52       .42       .42       .43
Allowance as % of period-end loans                  2.28      2.28      2.36      2.61      2.64
Overhead ratio                                     61.53     62.43     65.92     64.17     64.95
Average total equity to assets                      8.61      8.44      8.14      8.02      7.90
Equity leverage                                    11.61X    11.84x    12.29x    12.47x    12.66x
Full-time equivalent employees (period end)        6,434     6,623     6,747     6,817     6,868

(1) Tax-equivalent basis.

TABLE 17  CONSOLIDATED AVERAGE BALANCES/NET INTEREST INCOME/RATES(1)

                                                     Three Months Ended June 30,
                                                  1995                         1994
Dollars in thousands                             Income/  Yield/              Income/ Yield/
                                       Balance   Expense   Rate     Balance   Expense   Rate
ASSETS                                       $         $      %            $        $      %
Securities held to maturity(2)         852,398    14,036   6.59      953,249   16,977   7.02
Securities available for sale(2)     1,411,687    22,942   6.52    2,129,177   30,869   5.82
Money market investments(2)            289,402     4,363   6.05      680,182    6,706   3.95
Mortgage loans held for sale(2)        254,491     5,127   8.06      308,872    5,453   7.06
Commercial                           3,017,662    63,828   8.47    2,782,059   54,069   7.72
Real estate - income property          802,250    17,132   8.55      796,840   16,295   8.12
Real estate - construction             182,905     4,420   9.67      225,441    4,448   7.90
Instalment                           1,967,956    46,104   9.27    1,700,077   34,235   8.16
Bank card                            1,573,073    45,169  11.36    1,075,560   32,547  11.91
Real estate - mortgage               2,174,101    41,303   7.60    1,668,081   29,511   7.06
  Total loans - net of unearned(2,3) 9,717,947   217,956   8.94    8,248,058  171,105   8.27
Allowance for loan losses             (223,544)                     (230,687)
  Loans - net                        9,494,403                     8,017,371
Cash and due from banks                764,796                       713,487
Premises and equipment - net           333,987                       319,630
Customers' liability on acceptances     12,555                         9,651
Intangible assets - net                162,874                       122,657
Foreclosed properties - net             17,274                        23,480
Other assets                           430,914                       386,778
  TOTAL ASSETS                      14,024,781                    13,664,534
TOTAL EARNING ASSETS                12,525,925   264,424   8.42   12,319,538  231,110   7.48
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits           1,868,312    10,489   2.25    1,893,459   10,405   2.20
Money market deposit accounts        2,482,634    24,183   3.91    2,409,660   15,622   2.60
Regular savings deposits             1,310,929     9,165   2.80    1,446,340    9,393   2.60
Domestic time deposits               3,187,239    39,019   4.95    3,263,356   33,406   4.13
Certificates of deposit
  $100,000 and over                     71,068       954   5.38       52,594      572   4.37
  Total savings and time deposits(2) 8,920,182    83,810   3.78    9,065,409   69,398   3.08
Demand deposits                      2,127,089                     2,075,899
 Total deposits                     11,047,271                    11,141,308
Short-term borrowings(2)             1,156,162    16,620   5.75    1,008,561    9,380   3.74
Long-term debt(2)                      384,971     8,173   8.49      220,094    4,665   8.48
Liability on acceptances                12,555                         9,651
Other liabilities                      215,704                       205,762
 Total liabilities                  12,816,663                    12,585,376
 Total shareholders' equity          1,208,118                     1,079,158
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                            14,024,781                    13,664,534
Total interest-bearing liabilities  10,461,315   108,603   4.17   10,294,064   83,443   3.26
Other sources - net                  2,064,610                     2,025,474
TOTAL SOURCES OF FUNDS              12,525,925   108,603   3.49   12,319,538   83,443   2.72
NET INTEREST SPREAD                                        4.25                         4.22
NET INTEREST INCOME/MARGIN             155,821             4.93               147,667   4.76


(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.

Three Months Ended March 31,                 Six Months Ended June 30,
            1995                        1995                             1995

            Income/     Yield/                 Income    Yield/                 Income/     Yield/
  Balance   Expense      Rate       Balance    Expense     Rate     Balance     Expense     Rate
         $         $        %             $          $        %           $           $         %
   887,414    14,805     6.67       869,809     28,841     6.63      742,051     27,969      7.49
 1,449,623    23,607     6.60     1,430,550     46,549     6.56    2,536 781     71,118      5.65
   457,579     6,544     5.80       373,026	10,907     5.90      575,128	 10,832	     3.80
   191,346     3,810     7.96       223,093      8,937     8.01      387,797	 12,877	     6.64
 2,999,159    61,829     8.26     3,008,463    125,656     8.39    2,742,194	105,064	     7.69
   764,086    16,294     8.58       783,274     33,426     8.58      793,639	 31,488	     7.96
   187,239     4,497     9.71       185,060      8,918     9.70      223,174	  8,404      7.59
 1,891,141    42,751     9.03     1,929,760     88,855     9.18    1,663,155	 68,127	     8.23
 1,492,890    43,077    11.45     1,533,203     88,246    11.44    1,021,203	 63,116	    12.27
 2,113,239    39,825     7.50     2,143,837     81,128     7.55    1,465,357	 51,846	     7.06
 9,447,754   208,273     8.80     9,583,597    426,229     8.89    7,908,722	328,045	     8.30
  (222,852)		           (223,200)		            (224,668)
 9,224,902		          9,360,397			   7,684,054
   738,970		            751,954			     716,099
   325,480		            329,757			     313,853
     9,165		             10,869		   	      11,734
   130,995		            146,601			     102,546
    21,767		             19,508			      23,635
   408,110		            420,001			     394,191
13,845,351		         13,935,565			  13,487,869
12,433,716   257,039     8.27    12,480,015    521,463     8.36   12,150,479	450,841	     7.43

 1,874,912    10,453	 2.26	  1,871,593	20,942	   2.26	   1,855,844	 20,146	     2.19
 2,432,572    22,610	 3.77	  2,457,743	46,793	   3.84	   2,356,124	 29,371	     2.51
 1,369,262     9,461	 2.80	  1,339,934	18,627	   2.80	   1,381,585	 17,714	     2.59
 3,042,769    33,379	 4.50	  3,115,403	72,397	   4.72	   3,075,725	 62,611	     4.12

    68,550       857	 5.08	     69,815	 1,811	   5.23	      50,497	  1,057	     4.22
 8,788,065    76,760	 3.56	  8,854,488    160,570	   3.67	   8,719,775	130,899	     3.03
 2,056,184			  2,091,832			   2,045,467
10,844,249			 10,946,320			  10,765,242
 1,261,312    17,958	 5.75	  1,208,447	34,578	   5.76	   1,215,982	 19,993	     3.32
   368,133     7,861	 8.54	    376,598	16,034	   8.51	     211,781	  8,915	     8.42
     9,165			     10,869			      11,734
   193,583			    204,707			     197,730
12,676,442			 12,746,941			  12,402,469
 1,168,909			  1,188,624			   1,085,400

13,845,351			 13,935,565			  13,487,869
10,417,510    102,579	 4.00	 10,439,533    211,182	   4.08	  10,147,538	159,807	     3.18
 2,016,206            		  2,040,542			   2,002,941
12,433,716    102,579	 3.35	 12,480,075    211,182	   3.42	  12,150,479	159,807	     2.66
			 4.27			           4.28			             4.25
	      154,460	 4.92		       310,281 	   4.94		        291,034	     4.77

(2) Indicates earning asset or interest-bearing liability.

(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareholders of Crestar Financial Corporation was held on April 28, 1995 for the purpose of electing five Class II directors for a term of three years and ratifying the Board of Directors' appointment of independent auditors for the year. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to the recommendations of the Board of Directors on the matters voted on.


Five Class II directors were elected for three-year terms as follows:

                               SHARES VOTED    SHARES VOTED
                                  "FOR"        "WITHHELD"
DIRECTOR

CLASS II - THREE-YEAR TERM:
Bonnie Guiton Hill            30,285,001         490,407
Frank E. McCarthy             30,310,074         465,334
G. Gilmer Minor III           30,311,527         463,881
Eugene P. Trani               30,289,358         486,050
James M. Wells III            30,317,408         458,000


The following Class III directors' terms expire in 1996:

Richard M. Bagley         Richard G. Tilghman
Charles R. Longsworth     L. Dudley Walker
Frank S. Royal            Karen Hastie Williams


The following Class I directors' terms expire in 1997:
J. Carter Fox             Patrick J. Maher
Gene A. James             Gordon F. Rainey, Jr.
H. Gordon Leggett, Jr.

The appointment of KPMG Peat Marwick LLP as the Corporation's independent auditors for 1995 was ratified as follows:

                         SHARES VOTED    SHARES VOTED     SHARES VOTED
                            "FOR"         "AGAINST"        "ABSTAIN"

                          30,569,232        89,723         116,453


There were no "broker non-votes" in connection with the annual meeting. All matters voted on were considered "routine" under New York Stock Exchange rules.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Crestar Financial Corporation
                                                         Registrant

Date  August 14, 1995                         /s/ James D. Barr
                                              James D. Barr
                                              Executive Vice President,
                                              Controller and Treasurer