Form 10-Q
period 1995-09-30
CRESTAR FINANCIAL CORP
filed 1995-11-14
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                    Form 10-Q



                                   (Mark One)

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1995

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

Yes    _X_    No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 31, 1995

  Common Stock, $5 par value                             37,666,280

                 Crestar Financial Corporation And Subsidiaries

                                    Form 10-Q

                    For The Quarter Ended September 30, 1995



Part I.   Financial Information

  Item 1.   Financial Statements:
                                                                         Page

            Consolidated Balance Sheets..................................

            Consolidated Statements Of Income............................

            Consolidated Statements Of Cash Flows........................

            Consolidated Statements Of Changes In Shareholders' Equity...

            Notes To Consolidated Financial Statements...................

  Item 2.   Management's Discussion And Analysis Of Financial
            Condition And Results Of Operations:

            Financial Commentary.........................................

Part II.  Other Information

  Item 6.   Exhibits And Reports On Form 8-K:

            There were no reports on Form 8-K filed during the three months ended September 30, 1995.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries


Dollars in thousands
                                                                         September 30,          December 31,
Assets                                                                 1995           1994            1994
Cash and due from banks                                           $ 706,673      $ 690,992       $ 907,627
Securities held to maturity (note 2)                                826,212        944,626         907,368
Securities available for sale (note 3)                            1,807,656      1,866,204       1,621,973
Money market investments (note 4)                                   618,164      1,327,457         452,556
Mortgage loans held for sale                                        446,781        334,281         209,525
Loans - net of unearned income (note 5):
  Business Loans:
    Commercial                                                    3,048,637      2,917,826       3,093,122
    Real estate - income property                                   779,906        759,572         744,888
    Real estate - construction                                      171,218        221,646         184,583
  Consumer Loans:
    Instalment                                                    2,077,087      1,763,961       1,810,038
    Bank card                                                     1,576,302      1,224,093       1,477,285
    Real estate - mortgage                                        2,016,357      1,760,773       1,975,721
                                                                  ---------      ---------       ---------
      Loans - net of unearned income of $775 and $1,465
        at September 30, 1995 and 1994, respectively; $1,369
        at December 31, 1994                                      9,669,507      8,647,871       9,285,637
    Less: Allowance for loan losses (note 6)                       (223,430)      (225,890)       (219,189)
                                          -                        --------       --------        --------
      Loans - net                                                 9,446,077      8,421,981       9,066,448
                                                                  ---------      ---------       ---------
Premises and equipment - net                                        332,949        320,829         316,896
Customers' liability on acceptances                                   8,430          4,866           6,464
Intangible assets - net                                             156,226        108,061         107,211
Foreclosed properties - net (notes 5 and 7)                          14,614         23,644          18,629
Other assets                                                        398,411        407,416         395,333
                                                                    -------        -------         -------
    Total Assets                                                $14,762,193    $14,450,357     $14,010,030
                                                                ===========    ===========     ===========
Liabilities
Demand deposits                                                 $ 2,185,849    $ 2,116,154     $ 2,238,399
Interest checking deposits                                        1,800,297      1,865,839       1,916,411
Money market deposit accounts                                     2,486,407      2,367,640       2,342,222
Regular savings deposits                                          1,209,025      1,460,391       1,394,146
Domestic time deposits                                            3,126,897      3,108,745       2,955,756
Certificates of deposit $100,000 and over                            62,991         67,352          66,218
                                                                     ------         ------          ------
  Total deposits                                                 10,871,466     10,986,121      10,913,152
Short-term borrowings (note 8)                                    1,873,127      1,905,049       1,380,806
Liability on acceptances                                              8,430          4,866           6,464
Other liabilities                                                   370,260        218,998         216,581
Long-term debt (note 9)                                             380,237        218,564         366,962
                     -                                              -------        -------         -------
    Total Liabilities                                            13,503,520     13,333,598      12,883,965
                                                                 ==========     ==========      ==========
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 100,000,000 shares;
  outstanding 37,709,106 and 37,597,723 at September 30, 1995
  and 1994, respectively; 37,331,213 at December 31, 1994           188,546        187,989         186,656
Capital surplus                                                     346,725        276,424         281,207
Retained earnings                                                   726,036        683,133         694,757
Net unrealized loss on securities available for sale                 (2,634)       (30,787)        (36,555)
                                                                     ------        -------         -------
    Total Shareholders' Equity                                    1,258,673      1,116,759       1,126,065
                                                                  ---------      ---------       ---------
    Total Liabilities And Shareholders' Equity                  $14,762,193    $14,450,357     $14,010,030
                                                                ===========    ===========     ===========


See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries



In thousands, except per share data                          Three Months Ended Sept. 30,     Nine Months Ended Sept.30,

Income From Earning Assets                                       1995            1994           1995            1994
Interest and fees on loans                                   $ 212,001       $ 180,842      $ 633,792       $ 504,830
Interest on taxable securities held to maturity                 11,575          11,937         37,377          35,924
Interest on tax-exempt securities held to maturity                 979           1,105          2,969           3,730
Interest and dividends on securities available for sale         26,043          31,352         72,592         102,470
Income on money market investments                               3,498           9,047         14,397          19,854
Interest on mortgage loans held for sale                         7,539           5,197         16,476          18,074
                                                             ---------       ---------      ---------       ---------
  Total income from earning assets                             261,635         239,480        777,603         684,882
                                                             ---------       ---------      ---------       ---------
Interest Expense
Interest checking deposits                                       9,968          10,544         30,910          30,690
Money market deposit accounts                                   24,549          17,966         71,342          47,337
Regular savings deposits                                         8,404          10,177         27,031          27,891
Domestic time deposits                                          40,925          33,101        113,322          95,711
Certificates of deposit $100,000 and over                          925             733          2,736           1,791
                                                             ---------       ---------      ---------       ---------
Total interest on deposits                                      84,771          72,521        245,341         203,420
Short-term borrowings                                           17,339          13,197         51,917          33,190
Long-term debt                                                   8,041           4,484         24,075          13,399
                                                             ---------       ---------      ---------       ---------
  Total interest expense                                       110,151          90,202        321,333         250,009

Net Interest Income                                            151,484         149,278        456,270         434,873
Provision for loan losses (note 6)                              14,000           8,100         37,600          26,982
                                                             ---------       ---------      ---------       ---------
Net Credit Income                                              137,484         141,178        418,670         407,891
                                                             ---------       ---------      ---------       ---------
Noninterest Income
Service charges on deposit accounts                             22,833          20,640         66,189          62,535
Trust and investment advisory income                            15,581          13,244         44,270          42,688
Bank card-related income                                        12,101          10,321         35,078          27,296
Other income                                                    21,312          19,521         63,972          61,089
Securities gains (losses)                                          (69)             12         (3,529)         (1,755)
                                                             ---------       ---------      ---------       ---------
  Total noninterest income                                      71,758          63,738        205,980         191,853
                                                             ---------       ---------      ---------       ---------
Net Credit And Noninterest Income                              209,242         204,916        624,650         599,744
                                                             ---------       ---------      ---------       ---------
Noninterest Expense
Personnel expense                                               75,816          77,631        228,440         228,420
Occupancy expense - net                                         10,586          11,098         32,162          31,953
Equipment expense                                                6,919           6,370         20,835          18,367
Other expense                                                   41,149          43,354        128,506         130,973
                                                             ---------       ---------      ---------       ---------
  Total noninterest expense                                    134,470         138,453        409,943         409,713
                                                             ---------       ---------      ---------       ---------
Income Before Income Taxes                                      74,772          66,463        214,707         190,031
Income tax expense (note 10)                                    26,366          22,859         73,326          63,337
                                                             ---------       ---------      ---------       ---------
Net Income                                                   $  48,406       $  43,604      $ 141,381       $ 126,694
                                                             =========       =========      =========       =========
Earnings Per Common Share                                    $    1.27       $    1.15      $    3.71       $    3.34
                                                             =========       =========      =========       =========

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries


In thousands                                                          Nine Months Ended Sept. 30,

                                                                        1995                1994

Operating Activities
      Net Income                                                    $   141,381         $ 126,694
      Adjustments to reconcile net income to net cash provided
       by operating activities:
      Provisions for loan losses, foreclosed properties and
       other losses                                                      37,890            27,185
      Depreciation and amortization of premises and equipment            26,381            24,541
      Securities losses                                                   3,529             1,755
      Amortization of intangible assets                                   9,655             6,186
      Deferred income tax expense                                         6,259               664
      Gain on foreclosed properties                                      (1,699)             (856)
      Gain on sales of mortgage servicing rights                         (5,900)          (14,132)
      Net decrease (increase) in trading account                         (3,565)            7,538
      Origination of loans held for sale                             (1,464,256)       (1,957,053)
      Proceeds from sales of loans held for sale                      1,227,000         2,229,146

      Net decrease in accrued interest receivable,
       prepaid expenses and other assets                                  3,351            24,205
      Net increase (decrease) in accrued interest payable,
       accrued expenses and other liabilities                            30,049           (53,152)
      Other, net                                                          5,027            14,372
                                                                    -----------       -----------
      Net cash provided by operating activities                          15,102           437,093
                                                                    -----------       -----------

Investing Activities
     Proceeds from maturities and calls of securities
      held to maturity                                                  128,204           204,142
     Proceeds from maturities and calls of securities
      available for sale                                                283,020           385,096
     Proceeds from sales of securities available for sale             1,355,753         1,511,787
     Purchases of securities held to maturity                           (48,083)         (562,311)
     Purchases of securities available for sale                      (1,415,896)         (496,360)
     Net increase in money market investments                          (162,043)         (642,632)
     Principal collected on non-bank subsidiary loans                    16,227             8,942
     Loans originated by non-bank subsidiaries                         (123,110)         (192,910)
     Net decrease in other loans                                         96,470             2,998
     Purchases of premises and equipment                                (41,640)          (28,115)
     Proceeds from sales of foreclosed properties                        22,668            30,623
     Proceeds from sales of mortgage servicing rights                     8,305            24,168
     Aquisitions of net assets of financial institutions                (12,245)           23,703
     Other, net                                                          (8,123)           (7,856)
                                                                    -----------       -----------
     Net cash provided by investing activities                           99,507           261,275
                                                                    -----------       -----------

Financing Activities
     Net decrease in demand, interest checking, money market
      and regular savings deposits                                     (412,846)         (269,558)
     Net decrease in certificates of deposit                            (99,797)         (477,635)
     Net increase in short-term borrowings                              390,293            82,098
     Proceeds from sales of branch deposits                             (80,895)             --
     Proceeds from issuance of long-term debt                             1,995               158
     Principal payments on long-term debt                               (18,620)           (5,606)
     Cash dividends paid                                                (49,356)          (42,496)
     Common stock purchased and retired                                 (68,390)          (29,571)
     Proceeds from the issuance of common stock                          22,053            18,582
                                                                    -----------       -----------
     Net cash used by financing activities                             (315,563)         (724,028)


Cash and Cash Equivalents
     Decrease in cash and cash equivalents                             (200,954)          (25,660)
     Cash and cash equivalents at beginning of year                     907,627           716,652
                                                                    -----------       -----------
    Cash and cash equivalents at end of quarter                     $   706,673       $   690,992
                                                                    ===========       ===========


Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries


Dollars in thousands                                  Shareholders' Equity        Shares of Common Stock

                                                         1995          1994          1995           1994
Balance, July 1                                      $1,229,004    $1,104,684    37,733,761     37,717,023
Net Income                                               48,406        43,604             -              -
Cash dividends declared on common stock                 (16,969)      (15,092)            -              -
Change in net unrealized loss on securities
  available for sale                                        657        (9,956)            -              -
Common stock purchased and retired                       (7,101)      (10,213)     (135,000)      (214,700)
Common stock issued:
  For acquisition of financial institution                  (72)            -             -              -
  For dividend reinvestment plan                          3,639         2,862        72,184         62,561
  For stock compensation plans                               59             -         1,123              -
  Upon exercise of stock options (including tax
    benefit of $198 in 1995; $154 in 1994)                1,050           870        37,038         32,839
                                                     ----------    ----------    ----------     ----------
Balance, September 30                                $1,258,673    $1,116,759    37,709,106     37,597,723
                                                     ==========    ==========    ==========     ==========
Balance, January 1                                   $1,126,065    $1,062,477    37,331,213     37,515,671
Net Income                                              141,381       126,694             -              -
Cash dividends declared on common stock                 (49,356)      (42,496)            -              -
Cumulative effect of change in accounting
  for securities available for sale                           -        32,209             -              -
Change in net unrealized gain or loss on securities
  available for sale                                     33,921       (62,996)            -              -
Common stock purchased and retired                      (68,390)      (30,490)   (1,529,200)      (684,400)
Common stock issued:
  For acquisition of financial institutions              52,562        12,588     1,317,789        264,208
  For dividend reinvestment plan                         10,030         8,279       227,885        185,928
  For thrift and profit sharing plan                      8,263         4,993       207,272        115,770
  For other stock compensation plans                        437            78         9,965          1,859
  Upon exercise of stock options (including tax
    benefit of $957 in 1995; $1,022 in 1994)              3,760         5,310       144,182        186,477
  Upon conversion of debentures                               -           113             -         12,210
                                                     ----------    ----------    ----------     ----------
Balance, September 30                                $1,258,673    $1,116,759    37,709,106     37,597,723
                                                     ==========    ==========    ==========     ==========


See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1)  General

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed acquisitions, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1995 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1994 Annual Report and Form 10-K and the Corporation's First Quarter 1995 and Second Quarter 1995 Financial Supplement and Form 10-Qs.

   Effective January 1, 1995, Crestar adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). In accordance with SFAS 122, the cost of mortgage loans purchased or originated with a definitive plan to sell the loans and retain the mortgage servicing rights is allocated between the loans and the servicing rights based on their estimated fair values at the purchase or origination date. A definitive plan to sell the loans exists if purchase commitments, which include estimates of selling price, are obtained either prior to the purchase or origination date, or within a reasonable period thereafter. The estimated fair value of mortgage loans is determined by reference to quoted prices in active secondary markets. The estimated fair value of mortgage servicing rights is determined by reference to the bid and ask prices of recent trades of comparable servicing rights or is determined based on the expected future cash flows, discounted at a rate commensurate with the risks involved. These recognition provisions have been applied prospectively to transactions occurring on or after January 1, 1995.

   For the purpose of evaluating and measuring impairment, SFAS 122 requires that capitalized mortgage servicing rights be stratified according to the risk characteristics of the underlying loans. For Crestar, such characteristics include loan type. Impairment is recognized through a valuation allowance for each stratum. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. Fair value in excess of the amount capitalized, net of amortization, is not recognized subsequent to the initial measurement of impairment. These impairment provisions apply to all capitalized mortgage servicing rights. The initial adoption of these impairment provisions did not require an increase to Crestar's valuation allowance.

   The effect of Crestar's adoption of SFAS 122 on the consolidated financial statements for the three month and nine month periods ended September 30, 1995 was an increase in mortgage origination income of $985,000 and $2,660,000, respectively, with a corresponding increase in capitalized, originated mortgage servicing rights. Such additional income resulted from a lower adjusted cost basis, and corresponding greater gains, on originated mortgage loans sold with servicing rights retained during the first nine months of 1995. In accordance with SFAS 122, no retroactive application of its provisions has been made to the consolidated financial statements for periods prior to January 1, 1995.

   Mortgage servicing rights of $21,902,000 and $18,156,000 at September 30, 1995 and 1994, respectively, were included in Other assets in the consolidated balance sheet. The amount capitalized during the three months and nine months ended September 30, 1995 in connection with purchasing or originating mortgage servicing rights was $4.8 million and $12.5 million, respectively. At September 30, 1995, mortgage servicing rights were net of a related valuation allowance of $269,000. The activity in such valuation allowance, which had a balance of $213,000 at June 30, 1995 and a balance of $174,000 at December 31, 1994, was not material to the consolidated financial statements for the three months and nine months ended September 30, 1995. The fair value of capitalized mortgage servicing rights was approximately $37 million at September 30, 1995. Such fair value was estimated using a discounted cash flow method, with discount rates based on secondary market sources, adjusted for prepayment estimates and differences in servicing and credit costs.

   For the nine months ended September 30, 1995 and 1994, mortgage servicing income was net of amortization of mortgage servicing rights of $4.1 million and $5.1 million, respectively. For the three months ended September 30, 1995 and 1994, mortgage servicing income was net of amortization of mortgage servicing rights of $1.4 million and $1.7 million, respectively.

   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $155,721,000 and $107,466,000 at September 30, 1995 and 1994, respectively, and favorable lease rights of $505,000 and $595,000, respectively. Accumulated amortization of goodwill was $30,380,000 and $21,662,000 at September 30, 1995 and 1994, respectively.


(2)  Securities Held To Maturity

The amortized cost (carrying values) and estimated market values of securities held to maturity at September 30 follow:


In thousands                                                    1995                        1994

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                     $ 58,210      $ 58,052       $ 10,360      $ 10,146
Mortgage-backed obligations of Federal agencies         527,414       525,973        645,333       624,798
Other taxable securities                                178,369       176,148        219,877       211,581
States and political subdivisions                        62,219        63,161         69,056        69,276
                                                         ------        ------         ------        ------
  Total securities held to maturity                    $826,212      $823,334       $944,626      $915,801
                                                       ========      ========       ========      ========

(3)  Securities Available For Sale

The amortized cost and estimated market values (carrying values) of securities available for sale at September 30 follow:


In thousands                                                   1995                        1994

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                    $ 350,082     $ 348,324      $ 999,647     $ 978,776
Mortgage-backed obligations of Federal agencies         947,288       945,895        704,834       680,160
Other mortgage-backed obligations                       413,809       412,663        152,666       149,834
Other taxable securities                                  5,140         5,092          5,622         5,598
Common and preferred stocks                              95,465        95,682         51,677        51,836
                                                         ------        ------         ------        ------
  Total securities available for sale                $1,811,784    $1,807,656     $1,914,446    $1,866,204
                                                     ==========    ==========     ==========    ==========


(4)  Money Market Investments
Money market investments at September 30 included:



In thousands                                                                            1995          1994
Federal funds sold                                                                  $475,800     $ 738,580
Securities purchased under agreements to resell                                      127,000       586,000
Trading account securities                                                             7,139           257
U.S. Treasury                                                                          5,587         2,336
Domestic time deposits and other                                                       2,638           284
                                                                                       -----           ---
  Total money market investments                                                    $618,164    $1,327,457
                                                                                    ========    ==========


(5)  Nonperforming Assets And Impaired Loans

Nonperforming assets at September 30 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets.


In thousands                                                                            1995          1994
Nonaccrual loans                                                                     $60,935       $62,934
Foreclosed properties - net                                                           14,614        23,644
                                                                                      ------        ------
  Total nonperforming assets                                                         $75,549       $86,578
                                                                                     =======       =======


Non-cash additions to foreclosed properties were $6.0 million and $9.7 million in the first nine months of 1995 and 1994, respectively.

   Effective January 1, 1995, Crestar adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114), and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS 118). In accordance with SFAS 114, impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed "collateral dependent." A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment.

   Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the net realizable value of the collateral. A specifically reviewed loan is not impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. Crestar defines "minimum delay" as past due less than 90 days.

   SFAS 114 does not apply to larger groups of homogeneous loans such as consumer instalment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Crestar applies the measurement methods described above to these loans on a loan-by-loan basis. Smaller balance populations of business loans, which are not specifically reviewed in accordance with Crestar's normal credit review procedures, are also excluded from the application of SFAS 114. Crestar's impaired loans are non-accrual loans, as generally loans are placed in nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on an assessment of collectibility.

   Impaired loans and the allocated valuation allowance at September 30, 1995 were:


In thousands                                                                                       Related
                                                                                        Loan     Valuation
                                                                                     Balance     Allowance
Impaired with valuation allowance                                                    $27,950        $3,640
Impaired without valuation allowance                                                       -             -
                                                                                     -------        ------
  Total impaired loans                                                               $27,950        $3,640
                                                                                     =======        ======

Collateral dependent loans, which were measured at the fair value of the collateral, constituted $23,770,000 or 85% of impaired loans at September 30, 1995. Remaining impaired loans of $4,180,000 were measured based on the present value of expected cash flows. The valuation allowance for impaired loans at September 30, 1995, and activity related thereto for the three months and nine months ended September 30, 1995, is included in the allowance for loan losses discussed in note (6). Crestar's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the allowance: impaired loans are charged-off when an impaired loan, or a portion thereof, is considered uncollectible or is transferred to foreclosed properties.

   SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with Crestar's method for non-accrual loans, interest receipts on impaired loans are recognized as interest income or are applied to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis during 1995 were:


In thousands                                                              Nine Months Ended Sept. 30, 1995
Average recorded investment in impaired loans                                                      $37,350
Interest income recognized during impairment                                                             -
Interest income recognized on a cash basis during impairment                                             -

The balance of impaired loans at January 1, 1995 totaled approximately $40 million. The initial adoption of SFAS 114 and SFAS 118 did not require an increase to Crestar's allowance for loan losses. The impact of SFAS 114 and SFAS 118 was immaterial to Crestar's consolidated financial statements as of and for the three months and nine months ended September 30, 1995. In accordance with SFAS 114, no retroactive application of its provisions has been made to the consolidated financial statements for periods prior to January 1, 1995.


(6)  Allowance For Loan Losses

Transactions in the consolidated allowance for loan losses for the three months and nine months ended September 30 were:


In thousands                                                 Three Months                 Nine Months

                                                           1995          1994           1995          1994
Beginning balance                                      $222,882      $226,666       $219,189      $210,958
                                                       --------      --------       --------      --------
Charge-offs                                             (22,168)      (14,438)       (59,595)      (49,127)
Recoveries                                                8,816         5,583         20,880        21,390
                                                          -----         -----         ------        ------
 Net charge-offs                                       (13,352)       (8,855)       (38,715)      (27,737)
Provision for loan losses                                14,000         8,100         37,600        26,982
Allowance from acquisitions - net                          (100)          (21)         5,356        15,687
                                                           ----           ---          -----        ------
  Net increase (decrease)                                   548          (776)         4,241        14,932
                                                            ---          ----          -----        ------
Ending balance                                         $223,430      $225,890       $223,430      $225,890
                                                       ========      ========       ========      ========


(7)  Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the three months and nine months ended September 30 were:


In thousands                                                 Three Months                 Nine Months

                                                           1995          1994           1995          1994
Beginning balance                                        $5,374        $9,166         $7,180        $5,574
                                                         ------        ------         ------        ------
Provision for foreclosed properties                           -          (156)          (500)         (801)
Write-downs                                                (150)          979         (4,150)         (323)
Allowance from acquisitions - net                             -             -          2,694         5,539
                                                                                       -----         -----
  Net increase (decrease)                                  (150)          823         (1,956)        4,415
                                                           ----           ---         ------         -----
Ending balance                                           $5,224        $9,989         $5,224        $9,989
                                                         ======        ======         ======        ======


(8)  Short-Term Borrowings

Short-term borrowings, exclusive of deposits, with maturities of less than one year at September 30 were:



In thousands                                                                         1995             1994
Federal funds purchased                                                        $1,318,928       $1,522,138
Securities sold under repurchase agreements                                       388,254          231,368
Notes payable                                                                     164,003          149,347
Other                                                                               1,942            2,196
                                                                                    -----            -----
  Total short-term borrowings                                                  $1,873,127       $1,905,049
                                                                               ==========       ==========

The Corporation paid $293,231,000 and $235,134,000 in interest on deposits and short-term borrowings in the first nine months of 1995 and 1994, respectively.

(9)  Long-Term Debt

Long-term debt at September 30 included:


In thousands                                                                         1995             1994
8 3/4% Subordinated notes due 2004                                               $149,644              $ -
8 1/4% Subordinated notes due 2002                                                125,000          125,000
8 5/8% Subordinated notes due 1998                                                 49,974           49,963
7-8 1/4% Mortgage indebtedness maturing through 2009                                9,557           12,378
8 5/8-14 3/8% Capital lease obligations maturing through 2006                       1,150            1,502
4 3/8-8% Federal Home Loan Bank obligations payable through 2015                   15,976           11,109
6 1/4-11 1/4% Collateralized mortgage obligation bonds maturing through 2019       28,936           18,612
                                                                                  -------         -------

  Total long-term debt                                                           $380,237         $218,564
                                                                                 ========         ========

The Corporation paid $22,164,000 and $15,126,000 in interest on long-term debt in the first nine months of 1995 and 1994, respectively. There were no new capital lease agreements in the third quarter of 1995.


(10)  Income Taxes

The current and deferred components of income tax expense allocated to continuing operations in the accompanying consolidated statements of income for the three months and nine months ended September 30 were:


In thousands                                                 Three Months                 Nine Months
                                                           1995          1994           1995          1994
Current:
  Federal                                               $26,915       $23,986        $64,698       $61,171
  State and local                                           752           620          2,369         1,502
                                                            ---           ---          -----         -----
  Total current tax expense                              27,667        24,606         67,067        62,673
                                                         ------        ------         ------        ------
Deferred:
  Federal                                                (1,514)       (1,609)         5,716           489
  State and local                                           213          (138)           543           175
                                                            ---          ----            ---           ---
  Total deferred tax expense (benefit)                   (1,301)       (1,747)         6,259           664
                                                         ------        ------          -----           ---
Total income tax expense                                $26,366       $22,859        $73,326       $63,337
                                                        =======       =======        =======       =======


The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and nine months ended September 30 were:


In thousands                                                 Three Months                 Nine Months
                                                           1995          1994           1995          1994
Income before income taxes                              $74,772       $66,463       $214,707      $190,031
                                                        -------       -------       --------      --------
Tax expense at statutory rate                            26,170        23,262         75,147        66,511
                                                         ------        ------         ------        ------
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends                      (1,752)       (1,861)        (5,617)       (5,419)
  Nondeductible interest expense                            166           119            480           331
  Amortization of goodwill                                  929           827          2,569         1,333
  State income taxes                                        627           314          1,893         1,090
  Other - net                                               226           198         (1,146)         (509)
                                                            ---           ---         ------          ----
  Total increase (decrease) in taxes                        196          (403)        (1,821)       (3,174)
                                                            ---          ----         ------        ------
Total income tax expense                                $26,366       $22,859       $ 73,326      $ 63,337
                                                        -------       -------       --------      --------
Effective tax rate                                          35.3%         34.4%         34.2%         33.3%
                                                            ====          ====          ====          ====


The Corporation made income tax payments of $45,924,000 and $56,405,000 during the first nine months of 1995 and 1994, respectively. At September 30, 1995, the Corporation had a net deferred income tax asset of $87,182,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize substantially all of its deferred income tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred income tax assets will be realized.



(11)  Commitments And Contingencies

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

   Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Similar to direct lending, these commitments are subject to the Corporation's loan approval and review procedures and policies. Based upon management's review, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, investment securities, real estate and inventory. Crestar receives a commitment fee for entering into such agreements. Legally binding, unfunded commitments to extend credit were $6.2 billion and $5.3 billion at September 30, 1995 and 1994, respectively.

   Standby letters of credit, which are conditional commitments to extend credit, guarantee the performance of customers to a third party. Crestar's outstanding standby letters of credit were $351 million and $380 million at September 30, 1995 and 1994, respectively.

   The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. Recourse obligations of $1.0 billion at September 30, 1995 include $135 million of contractual recourse liability accepted by Crestar on mortgage loan sales to the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). For the period extending over the life of the loans, FNMA and FHLMC have the right to sell any loans which become delinquent back to Crestar. Crestar maintains an allowance (included in Other liabilities in the consolidated balance sheet), which had a balance of $2.3 million at September 30, 1995, based on estimates of future losses on this contractual recourse liability. The remaining notional balance of recourse obligations of $888 million at September 30, 1995, results from the origination and acquisition by Crestar of mortgage servicing rights on Federal Housing Association and Veterans' Association loans, which are serviced under programs of the Government National Mortgage Association (GNMA). Approximately $627 million of this notional balance was insured by agencies of the Federal government or private insurance companies at September 30, 1995.

   As a financial institution, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at September 30, 1995, Crestar was participating in interest rate swaps of $1.14 billion, of which $943.7 million and $200 million were used to convert floating rate commercial and real estate income property loans, respectively, to fixed rates. Unrealized gross gains and gross losses on such swaps were $323,000 and $8.3 million, respectively, at September 30, 1995. Notional balances of $593.7 million of such swaps were indexed amortizing swaps, whose notional values may amortize more slowly as rates rise.

   Crestar also had $245 million of purchased interest rate cap and $250 million of purchased interest rate floor agreements outstanding at September 30, 1995, which were used to minimize interest rate risk associated with floating rate money market deposits and commercial loans, respectively. Unrealized gross gains and gross losses on such caps and floors were $4.3 million and $1.3 million, respectively, at September 30, 1995. In addition, Crestar serves as a financial intermediary in interest rate swap, cap, floor and collar agreements, providing interest rate risk management services to customers. At September 30, 1995, Crestar had $81.1 million in offsetting swap, $74.3 million in offsetting cap, and $37.5 million in offsetting collar agreements.

   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost (any unrealized gain plus accrued receivable) of approximately $10.2 million, less collateral held of approximately $4.3 million, plus an amount for additional market movement. Four counterparties constituted 18%, 17%, 13% and 11% of the estimated credit and market exposure of $83.0 million at September 30, 1995.

   During the third quarter of 1995, Crestar terminated an interest rate swap, having a notional balance of $100 million, which hedged floating rate commercial loans. The realized loss on termination of $1.6 million has been deferred as an other asset in the consolidated balance sheet; such realized loss will be amortized as a yield adjustment to floating rate commercial loans over 13 months, the remaining expected life of the swap. At September 30, 1995, Crestar had unamortized, realized losses of $3.7 million on terminated interest rate swaps deferred and classified as an other asset in the consolidated balance sheet.

   Crestar had $564.0 million of forward agreements outstanding at September 30, 1995, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

   Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

Financial Commentary
Crestar Financial Corporation And Subsidiaries

Overview
(Tables 1, 2 and 14)

Crestar Financial Corporation (Crestar) reported net income of $48.4 million for the quarter ended September 30, 1995, an increase of $4.8 million or 11% over net income reported in the third quarter of 1994. For the first nine months, earnings were $141.4 million in 1995, an increase of 12% from the $126.7 million reported in 1994. These increases reflected the continued positive effects of growth in noninterest income and stringent control of operating expenses. Earnings per common share were $1.27 for the third quarter of 1995, compared to $1.15 in 1994. For the first nine months of 1995, earnings per common share were $3.71, an increase of 11% from the $3.34 per share recorded in the first nine months of 1994. The predominant items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes.

   Crestar's subsidiaries provide banking and non-banking services throughout Virginia, Maryland and Washington, D.C., which compose Crestar's primary market area. This market area is characterized as economically diverse and stable. Business growth has continued to be strong in Crestar's market area during the current year, as evidenced by strong job creation and low unemployment rates. Crestar's market area is characterized by active competition in all principal areas where the Corporation provides services. In addition to banks, other firms competing in the market area include savings associations, consumer finance companies, national credit card companies, insurance companies, trust companies, securities brokerage firms, credit unions and mortgage banking companies.

Mergers And Acquisitions

On November 10, Crestar completed its previously announced purchase of the deposits and customer accounts, plus selected loans, of six branches of the Chase Manhattan Bank of Maryland. The transaction brings to Crestar approximately $450 million in deposits and $245 million in primarily consumer loans. The transaction was recorded as a purchase. The results of operations, subsequent to November 10, of the assets and liabilities purchased will be reflected in Crestar's fourth quarter 1995 and subsequent results.

   In April, Crestar announced an agreement to acquire Loyola Capital Corporation (Loyola), a $2.5 billion-asset thrift institution headquartered in Baltimore, Maryland. Loyola is the holding company for Loyola F.S.B., which operates 35 branches, primarily in central Maryland and Maryland's Eastern Shore, including 15 branches in the Baltimore metropolitan area. Loyola has total deposits of approximately $1.5 billion and total loans of approximately $2.1 billion. Under terms of the merger agreement, Loyola shareholders will receive Crestar common stock in exchange for their Loyola holdings. The transaction, which was approved by Loyola shareholders on October 17, is expected to be completed in late December 1995. Under the terms of the merger agreement, each common share of Loyola will be exchanged for a maximum of 0.75 common shares of Crestar common stock. At September 30, 1995, Loyola had 8,122,861 common shares outstanding. The Loyola acquisition will be accounted for as a pooling-of-interests transaction. After completion of the merger, the previous historical consolidated financial statements of Crestar, including results for 1994 and the first nine months of 1995, will be retroactively restated to include the prior results of Loyola. Unlike purchase-method accounting, these restated financial statements will therefore reflect results of operations as if Crestar and Loyola had always been combined.

   In connection with the merger with Loyola, Crestar anticipates recording in the fourth quarter various non-recurring charges of up to approximately $16 million, on an after-tax basis, for settlement of obligations under existing employment contracts, severance pay, early retirement and related employee benefits, branch closing costs and other expenses related to the merger. In addition, pending the outcome of proposed legislation in Congress, the fourth quarter may include an after-tax charge of approximately $11 million for the tax liability arising from the recapture of the tax bad debt reserves of Loyola.

   Under interstate banking and branching legislation enacted by Congress, previously existing restrictions on interstate bank acquisitions were abolished, effective September 29, 1995. Bank holding companies from any state are now able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law will allow interstate bank mergers, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows interstate branch acquisitions and new branch activity if permitted by the host state. Virginia and Maryland have adopted early "opt-in" legislation that allows interstate bank mergers, effective July 1, 1995 and September 29, 1995, respectively. These laws also permit interstate branch acquisitions and new branching in Virginia and Maryland by out-of-state banks if reciprocal treatment is accorded in the state of the acquiring bank or bank holding compay. Similar legislation is being considered in the District of Columbia. The new legislation has not yet had any significant effect on acquisition or branching activity in the region in which Crestar operates.

Profitability Measures And Capital Resources
(Table 1)

Increased earnings in both the third quarter and the first nine months of 1995 resulted in improvements in most key profitability measures over 1994. Return on average assets was 1.38% in the third quarter and 1.35% for the first nine months of 1995, compared to 1.26% and 1.24%, respectively, for 1994. Return on average equity was 15.66% for the third quarter of 1995, compared to 15.70% for the third quarter of 1994. For the first nine months of 1995, return on average equity was 15.65%, compared to 15.44% for the first nine months of the previous year.

   Average equity to assets of 8.80% for the third quarter of 1995 increased 78 basis points from 8.02% in the third quarter of 1994, reflecting higher retained earnings and the impact of common stock issued for first quarter 1995 acquisitions. Average equity to assets for the first nine months of 1995 was 8.62%, compared to 8.04% for the same period of 1994. Period-end equity to assets of 8.53% at September 30, 1995 was 80 basis points above the September 30, 1994 ratio of 7.73%, also reflecting higher earnings and stock issued for acquisitions.

   Risk-based  capital  ratios  are  another  measure of  capital  adequacy.  At
September 30, 1995, Crestar's consolidated risk-adjusted capital ratios were 9.2% for Tier 1 and 12.9% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 8.0% at September 30, 1995 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 7.5% at September 30, 1995. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks was considered "well-capitalized" as of September 30, 1995, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.

   Fourth quarter earnings may be impacted by a legislatively proposed one-time assessment of approximately 75 basis points (0.75%) on deposits insured by the Savings Association Insurance Fund (SAIF) of the FDIC. Any one-time assessment on SAIF-insured deposits will impact Crestar's three bank subsidiaries and Loyola F.S.B. Approximately 40% of Crestar's current deposit base, and virtually all of Loyola's current deposit base, are SAIF-insured. A 75 basis point assessment, on an after-tax basis, would result in a one-time charge to Crestar of approximately $15 million, and to Loyola of approximately $7 million. As a consequence of the one-time SAIF assessment, future earnings are expected to be augmented by a reduction in ongoing SAIF assessment rates. The estimated $15 million charge for Crestar reflects a proposed 20% reduction in the assessments on SAIF-insured deposits acquired by banks in thrift purchase transactions (Oakar deposits).

Net Interest Margin And Net Interest Income
(Tables 3 and 15)

Crestar's net interest margin for the third quarter of 1995 was 4.89%, an improvement of 7 basis points from the margin recorded in the third quarter of 1994. The improvement was due to favorable changes in the composition and yield of balance sheet earning assets, which offset higher rates paid on deposits and declines in interest income arising from off-balance sheet hedge transactions.

   Positive influences on the third quarter 1995 margin include favorable changes in the composition of balance sheet earning assets and their respective interest rate yields. Changes in the earning asset mix increased the third quarter 1995 net interest margin by approximately 29 basis points when compared to the third quarter of 1994. Reflecting the impact of strong marketing efforts, increased demand and completed bank and thrift acquisitions, loans as a percentage of total earning assets increased from an average of 68% during the third quarter of 1994 to 76% for the same period of 1995. Average total loans were $9.5 billion during the third quarter of 1995, compared to $8.5 billion during the third quarter of 1994. Average bank card loans experienced significant growth, with third quarter 1995 average balances up $411 million, or 35%, versus the same period of 1994. The growth in bank card balances reflects Crestar's strong marketing emphasis, including promotional efforts outside of Virginia, Maryland and Washington, D.C. Average instalment loan balances were up $306 million or 18% from third quarter 1994, with average consumer real estate loans increasing 17% during this period. Average business loans for the third quarter were flat compared with the third quarter of 1994, as reductions in real estate- construction loans were offset by modest increases in commercial and real estate-income property loans. Funding for loan growth came in part from reductions in money market investments, which averaged $235 million in the third quarter of 1995 versus $781 million in the third quarter of 1994. Securities available for sale were also utilized to fund loan growth, with the average balance declining $387 million when compared to the 1994 third quarter average balance. With regards to funding sources, interest-bearing deposits represented 62% of total funding sources in the third quarter of 1995, versus 65% of funding sources in the same period of 1994. A higher rate environment, with increased competitive pricing for deposits among financial institutions, resulted in decreases in average balances for regular savings, interest checking and domestic time deposits, with average total deposits experiencing a decrease of $174 million, or 2%, from the third quarter of 1994. Average balances of short-term borrowings and long-term debt increased by $64 million and $159 million, respectively, during this same time period. These changes in funding sources had a negative impact of 9 basis points on the third quarter 1995 net interest margin, when compared to the same quarter of 1994. When coupled with the impact of changes to Crestar's earning asset mix, this resulted in a net 20 basis point improvement in the third quarter 1995 net interest margin arising from changes in Crestar's total balance sheet mix.

   The yield on average loans increased 41 basis points from the third quarter of 1994, to 8.92%. Higher yields were experienced on all categories of loans, with the exception of a decline on the average yield earned on Crestar's expanding credit card loan portfolio, which reflects the effects of promotional credit card rates. Yields on securities available for sale were 6.56% in third quarter 1995 versus 6.38% in the same period of 1994. Yields on securities held to maturity were 6.75% during the third quarter of 1995 versus 5.66% in the same period of 1994. Yields on money market investments were 5.93% for the third quarter of 1995 versus 4.60% for the third quarter of 1994. Reflecting a higher interest rate environment, the yield on total average earning assets was 8.38% for the third quarter of 1995, versus 7.69% for the same period of 1994. Also reflecting the higher rate environment, the average rate paid on deposits increased in many categories of interest-bearing core deposits. The average rate paid on total interest bearing deposits increased 64 basis points, from 3.19% in the third quarter of 1994 to 3.83% in 1995. Increases in rates paid on deposits, however, have lagged the increases in yields on variable rate assets, such as prime-rate based loans and money market investments. This has presented a favorable interest rate environment for many financial institutions. In total, interest rate spreads had a positive impact of 9 basis points on Crestar's third quarter 1995 net interest margin, when compared to the third quarter of 1994.

   Off-balance sheet hedge transactions, which had a favorable impact on the net interest margin in 1994, experienced net negative interest rate spreads between rates paid and rates received during the third quarter of 1995. In comparison to third quarter 1994, such off-balance sheet transactions had a negative impact of 19 basis points on third quarter 1995's net interest margin, partially offsetting the combined favorable impact on Crestar's net interest margin of 20 basis points from changes in balance sheet mix and 9 basis points from favorable changes in interest rates. The impact of nonperforming assets on third quarter 1995's net interest margin, in comparison to the same period of 1994, was not significant.

   As a result of the 7 basis point increase in the net interest margin and a 1% increase in average earning assets, tax-equivalent net interest income for the third quarter of 1995 increased 2% over the third quarter of 1994. For the first nine months, tax equivalent net interest income increased 5% over 1994 as a result of a 13 basis point increase in the net interest margin and a 2% increase in average earning assets. Factors contributing to the increased year-to-date margin mirror those previously discussed. Positive changes to the earning assets mix for the year-to-date period had a favorable impact of 31 basis points, while changes to the funding mix resulted in an 8 basis point negative impact to the year-to-date margin. Favorable interest rate spreads for the comparable nine month period increased the net interest margin by 17 basis points. Off-balance sheet hedge transactions had a negative impact on the margin, in comparison to year-to-date 1994 results, of approximately 28 basis points. For the first nine months of 1995, off-balance sheet hedge transactions resulted in a 0.7% decrease in the Corporation's total income from earning assets, and a 0.1% increase in total interest expense. Acquisitions completed during the first quarter of 1995 (Jefferson Savings and Loan Association, Independent Bank, and TideMark Bancorp, Inc.) contributed approximately 2% of Crestar's net interest income for the quarter ended September 30, 1995. The impact on Crestar's net interest margin for the third quarter and the first nine months of 1995 from the three acquisitions was not significant.

   The extent to which Crestar will be able to maintain its current net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits. Crestar's net interest margin of 4.89% for the third quarter of 1995, while up 7 basis points from the third quarter of 1994, was down slightly from the 4.93% recorded in the second quarter of 1995. A reduction in the prime commercial loan rate and fed funds interest rates contributed to this decline. Competitive pressures, in addition to acquisition strategies, may lead to further pressures on the Corporation's net interest margin in future periods.

Risk Exposures And Credit Quality
(Tables 4-7)

Crestar's financial condition as of the end of the third quarter of 1995 exhibited strong overall credit quality. The allowance for loan losses was $223 million at September 30, 1995, representing 2.31% of period-end loans, 296% of period-end nonperforming assets, and a 367% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures, including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $41.7 million at September 30, 1995, with consumer loans representing 93% of this balance.

   At September 30, 1995, nonperforming assets of $75.5 million were down $11.0 million or 13% from September 30, 1994, and down $19.4 million from December 31, 1994. These reductions were recorded despite $15.4 million in acquisition-related balances acquired during the first quarter of 1995. The ratio of nonperforming assets to loans and foreclosed properties at September 30, 1995 was 0.78%, down from 1.02% at December 31, 1994 and 1.00% at September 30, 1994. Based on current portfolio trends, and barring an unexpected deterioration in the economy, management does not expect the ratio of nonperforming assets to loans and foreclosed properties to change significantly during the remainder of 1995.

   Crestar's provision for loan losses was $14.0 million for the third quarter of 1995, compared to $8.1 million in provision expense recorded in the third quarter of 1994. Net charge-offs totaled $13.4 million in the third quarter of 1995, compared to $8.9 million in the comparable period of 1994. Net charge-offs as a percentage of average loans were 0.56% for the third quarter of 1995, compared to 0.54% for the second quarter of 1995 and 0.42% for the third quarter of 1994. The largest proportion of net loan charge-offs during the third quarter of 1995 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $14.1 million for the three months ended September 30, 1995, compared to $6.0 million in 1994's third quarter. This increase in bank card net charge-offs, while partially attributable to the significant growth of Crestar's bank card loan portfolio, also reflects current industry-wide trends of higher delinquency rates for consumer debt. Net bankcard loan charge-offs as a percentage of bankcard loans were 3.53% for the third quarter of 1995, compared to 3.11% for the second quarter of 1995 and 2.03% in the third quarter of 1994. Crestar's expectations are that the ratio of total net charge-offs to average total loans for the full year 1995 will increase from the level experienced in 1994, but remain below 1993's results. This expectation is based upon assumptions regarding the general economic climate in Crestar's principal markets and the performance characteristics of the loan portfolio, including Crestar's continued success in resolving remaining nonperforming loans. Changes in these conditions may produce different results. Net charge-offs to average total loans were 0.45% in 1994 and 0.95% in 1993.

   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). As shown in Table 4, REDI outstanding balances remained fairly constant and totaled $1.0 billion at September 30, 1995. This balance represented 11% of the total loan portfolio at that date. At September 30, 1994, REDI loans represented 13% of the total loan portfolio. Table 5 provides the property type and geographic diversification of the current REDI portfolio. REDI nonperforming assets were $48.9 million at September 30, 1995, compared to $56.4 at September 30, 1994.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At September 30, 1995, potential problem loans, not included in Table 7, amounted to approximately $184 million. Potential problem loans were $210 million at December 31, 1994 and $144 million at September 30, 1994.

   In many lending transactions, collateral is taken to reduce the credit risk exposure and provide an additional measure of security. Generally, the cash flow or earning power of the borrower represents the primary source of repayment and collateral liquidation a secondary source of repayment. Crestar determines the need for collateral on a case-by-case or product-by-product basis. Factors considered include the current and prospective creditworthiness of the customer, terms of the instrument and economic conditions. It is the policy of the Corporation to review each prospective credit in order to determine an adequate level of security or collateral to obtain prior to making the loan. The type of collateral will vary and ranges from liquid assets to real estate. The Corporation's access to collateral, in the event of borrower default, is assured through adherence to state and local lending laws and the Corporation's lending standards and credit monitoring procedures. The amount of collateral, if any, is based on industry practice as well as an assessment of the creditworthiness of the customer. The primary risk associated with bankcard loans is that they are unsecured and are solely dependent upon the creditworthiness of the borrower. The Corporation monitors this risk using both internal and external statistical models, as well as monitoring economic trends, such as employment and wage levels, within targeted lending areas. Underwriting standards are continually evaluated and modified based upon these factors.

Noninterest Income And Expense
(Table 8)

Noninterest income totaled $71.8 million in the third quarter of 1995, a $8.0 million or 13% increase over the third quarter of 1994. Excluding securities losses, noninterest income increased $8.1 million over third quarter 1994 results. This increase reflects growth in most noninterest income categories, partially offset by a decline in mortgage income. Reflecting promotional activities and increased merchant fee volume, bank card-related fee income increased by $1.8 million, or 17%, in comparison to the third quarter of 1994. Trust and investment advisory income increased 18% from third quarter 1994 levels, while service charges on deposit accounts increased 11% in comparison to the third quarter of 1994. Mortgage income for the third quarter of 1995 totaled $5.6 million, or $3.5 million less than the results reported in the third quarter of 1994. Gains on sales of mortgage servicing rights totaled $4.8 million in the third quarter of 1994, while there were no such sales in the third quarter of 1995. Other noninterest income for the third quarter of 1995 includes a net gain of $4.7 million arising from the sale or closure of 15 branches. In an effort to rationalize operating and marketing efficiencies within its branch operations, Crestar from time-to-time will sell or close selected branches. For the nine months ended September 30, 1995, net gains from such activities totaled $3.2 million. At September 30, 1995, Crestar operated 332 banking offices.

   Noninterest expense was down 3% in the third quarter of 1995 when compared to the same period of 1994, totaling $134.5 million for the three month period ended September 30, 1995 versus $138.5 million for the same period of 1994. Management continues to emphasize prudent control of noninterest expenses and assimilation of recent acquisitions in a cost-effective manner. Personnel expense decreased 2%, and occupancy expense was down 5%, compared to the third quarter of 1994. Other noninterest expense, reflecting the rebate of FDIC deposit insurance fees during the quarter, fell $2.2 million or 5% compared to the third quarter of 1994. During the third quarter, Crestar's deposit insurance assessments on deposits insured by the FDIC's Bank Insurance Fund (BIF) decreased from 0.31% to 0.04%, on an annualized basis. Because the decrease was retroactive to June 1995, a rebate of $4.2 million was recorded in the third quarter of 1995 as a reduction of FDIC premium expense. The assessments for deposits insured under the Savings Association Insurance Fund (SAIF) of the FDIC remained unchanged.

   The third quarter 1995 foreclosed properties expense of $0.8 million was flat compared to third quarter 1994. For the nine month period ended September 30, 1995, foreclosed properties expense resulted in a small net credit balance arising from net gains recorded on the sale of foreclosed properties during 1995. Foreclosed properties expense for the nine months ended September 30, 1994 was $1.8 million.

   The effective tax rate for third quarter 1995 and the first nine months of 1995 was 35.3% and 34.2%, respectively, compared to 34.4% and 33.3% for the same periods in 1994. Increased provisions for state income taxes and higher amortization of goodwill, which is non-deductible for tax purposes, contributed to the higher effective tax rates for 1995. Financial statement note 10 contains additional information concerning income taxes.

Financial Condition
(Table 9)

Crestar's assets totaled $14.8 billion at September 30, 1995, compared to $14.0 billion at December 31, 1994, and $14.5 billion at September 30, 1994. The increase from year-end 1994 is primarily due to acquisitions completed during the first quarter of 1995. Loans net of unearned income increased $384 million, or 4%, from year-end 1994 levels, reflecting growth from a combination of acquisitions and internally generated lending, offset by declines in real estate
- construction loan balances. Total deposits of $10.9 billion at September 30, 1995 were minimally changed from December 31, 1994 balances. Despite the impact of acquisitions completed during the first quarter, a higher interest rate environment and increased competition for deposits resulted in declines in demand, interest checking and regular saving deposits.

   With respect to the securities held to maturity portfolio, carrying value exceeded the market value at September 30, 1995 by $2.9 million, consisting of $4.2 million in unrealized gains and $7.1 million in unrealized losses. At September 30, 1995, the amortized cost of securities available for sale exceeded the fair value of such securities by $4.1 million, consisting of $6.5 million in unrealized gains and $10.6 million in unrealized losses. Shareholders' equity at September 30, 1995 reflects a $2.6 million reduction for the excess, net of tax, of the amortized cost of securities available for sale over the fair value at quarter-end, compared to reductions of $36.6 million and $30.8 million at December 31, 1994 and September 30, 1994, respectively. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and purchases, sales, maturities and calls of securities classified as available for sale. Unrealized losses at September 30 are not expected to have a material impact on the future operating results or liquidity of the Corporation.

   All mortgage-backed securities in the securities available for sale and the securities held to maturity portfolios are subject to prepayment risk, since the mortgage loans underlying these securities can prepay at any time without penalty. This risk becomes apparent during periods of declining interest rates, when refinancing of existing mortgage loans can accelerate. During these periods, the expected maturity of mortgage-backed securities shortens due to prepayments, reducing the expected stream of future interest payments to be received. The interest rate and prepayment risk associated with mortgage-backed securities is considered by management in assessing the overall asset/liability structure of the Corporation.

   During the third quarter of 1995, Crestar sold approximately $378 million of securities classified as available for sale, generating securities losses of $69 thousand. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation.

   Crestar purchased and retired 135,000 shares of common stock during the third quarter of 1995, and has purchased and retired 1.5 million shares of common stock during the first nine months of 1995. Such purchases were primarily made to offset the issuances of common stock relating to the three acquisitions completed during the first quarter of 1995. Purchases during the third quarter of 1995 were made at an average price of $52.61 per common share. As of September 30, 1995, Crestar had a remaining authorization to purchase and retire up to 1.2 million shares of common stock in order to meet the needs of the dividend reinvestment plan, thrift and profit sharing plan and the first quarter 1995 issuances related to acquisitions.

Liquidity and Interest Sensitivity
(Tables 10-13)

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, maintaining strong core deposit levels, accepting manageable interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 65% of total funding sources at September 30, 1995, compared to 67% of total funding sources at September 30, 1994. As an additional indication of adequate liquidity, securities available for sale represented 14%, and money market investments represented 5%, of Crestar's total earning assets at September 30, 1995.

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

   The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. The committee establishes limits on net interest income at risk for a twenty-four month period. A two year net interest income forecast is prepared regularly based on a consensus interest rate forecast, in addition to high and low interest rate scenarios. The high and low interest rate scenarios are based upon an assessment of the historic volatility of interest rates. The expected dynamics of the balance sheet under each scenario, including shifts in loans and deposits, are included in the simulations. By its nature, this simulation process includes numerous assumptions, for both long-term and short-term timeframes, including assumptions on average balances and yields, and forecasts of interest rate movements. Other assumptions made in the Corporation's simulation process relate to early loan repayments and investment security repayments. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. Many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Crestar's most recent projection of pre-tax earnings at risk, as a percentage of the next twenty-four month's projected net interest income under a consensus interest rate scenario, is approximately 3% for a high interest rate scenario, and 4% for a falling interest rate scenario. The net interest income at risk percentage does not consider all possible future discretionary actions, including possible hedging activity, that may be entered into to manage future earnings volatility. The most recent projections indicate a sufficient liquidity position, and acceptable operating environment, under the high, low and consensus interest rate scenarios.

   A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing predominantly all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using Monte Carlo rate simulation techniques. The banking industry and its regulatory authorities are moving toward a market value method of interest sensitivity assessment. Crestar has been developing this tool and is incorporating it as another component of interest rate risk management to supplement the results achieved through net interest income simulations.

   Another interest rate risk tool used by Crestar is the interest rate "gap", or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 10, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 1995. At that point in time, Crestar had a cumulative negative twelve-month gap with $1.5 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

   While most assets and liabilities reprice either at maturity or in accordance with their contractual terms, some demonstrate characteristics that require adjustments to more accurately reflect their repricing behavior. Table 10 presents interest sensitivity on an adjusted basis to reflect these characteristics. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in interest rates on consumer deposits with no stated maturity (interest checking, money market and regular savings deposits) to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposits are less interest-sensitive than other funding sources, such as short-term borrowings, to movements in market interest rates. For example, the beta adjustment for interest checking in Table 10 demonstrates that for any given increase or decrease in the prime commercial loan rate, Crestar expects the interest rates paid on interest checking deposits will reprice much slower, in both a rising and falling rate environment, than the commercial prime rate. This is an industry-wide characteristic of interest checking deposits that Crestar must address for a more accurate gap analysis. The beta adjustments, therefore, are used to quantify these deposits as sources of funds that are less sensitive to prime interest rate changes than indicated by their variable rate characteristics. In addition to beta adjustments, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's demand deposit balances to the level of interest rates. In periods of rising interest rates, average balances of non-interest bearing demand deposits will decrease (all other factors being constant) as customers become more sensitive to reducing debt or converting demand deposit funds to interest bearing accounts. On a cumulative twelve-month basis, Crestar had an asset sensitive "adjusted gap" at September 30, 1995, with $1.3 billion excess of interest-sensitive uses of funds over sources of funds. This generally indicates that earnings should improve in a rising interest rate environment as assets reprice more quickly than liabilities. While Crestar does not have a targeted gap range, management considers the adjusted gap at September 30, 1995 to be at a prudent level in the current interest rate and economic environment. This is supported by Corporation's net interest income simulations (see above), which remain the primary asset/liability management tool. The static gap and adjusted gap do not include $230 million (notional amount) of interest rate caps which Crestar has added to potentially offset the effect of rising interest rates on variable rate deposits. These interest rate caps did not have an impact on Crestar's static gap and adjusted gap at September 30, 1995, as the fixed strike rates on the caps were above their specified market index rates.

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

   As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. The majority of Crestar's outstanding derivative instruments at September 30, 1995 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for additional market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at September 30, 1995, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions.

   The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $1.6 billion at September 30, 1995. Forward contracts with a notional amount of $564 million, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at September 30, 1995, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $2.2 billion at September 30, 1995. Tables 11, 12, and 13 present information regarding fair values, maturity, average rates, and activity as of and for the nine month period ending September 30, 1995 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $5.3 million as of September 30, 1995. Financial statement note 11 contains additional information pertaining to these types of agreements.

   Index amortizing interest rate swaps represent $594 million of the $2.2 billion in notional value of derivative instruments, as of September 30, 1995, utilized in Crestar's risk management activities. A key characteristic of index amortizing swaps is that their notional value may amortize more slowly in a rising interest rate environment than in a stable or falling interest rate environment. This characteristic can lead to increased volatility of fair values during periods of changing interest rates. The economic purpose of using these swaps is to convert floating rate loans to fixed rates, as an interest rate risk management strategy, where fixed rate deposits have provided the source of funds for underwriting the applicable loans. Crestar utilizes its interest rate simulation and market valuation methods, in addition to its monitoring of financial market activity, to control risks related to index amortizing swaps and other derivative instruments. The weighted average expected maturity of Crestar's index amortizing swaps at September 30, 1995 was less than eight months.

   During the second and third quarters of 1995, the Corporation terminated prior to maturity certain interest rate swaps being utilized as hedges against interest rate risk. The losses upon termination have been deferred and are being amortized as a yield adjustment over the remaining term of each terminated swap contract. At September 30, 1995, the unamortized balance of the deferred losses was $3.7 million. The terminations reflect decisions by ALCO to refine balance sheet management strategies; additional terminations of interest rate swaps prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS
122) in May 1995. SFAS 122 requires that the cost of mortgage loans originated or purchased with a definitive plan to sell the loans and retain the servicing rights be allocated between the loans and servicing rights based on their estimated fair values at the purchase or originating date. In compliance with the guidelines of SFAS 122, Crestar elected to adopt the new accounting standard effective January 1, 1995. The provisions of SFAS 122 have been applied prospectively to transactions occurring after January 1, 1995.

   The effects of adopting SFAS 122 on Crestar's consolidated financial statements for the three and nine month periods ended September 30, 1995 were increases in mortgage origination income of $985,000 and $2,660,000, respectively, with corresponding increases in mortgage servicing rights (classified as Other assets in the Consolidated Balance Sheets). Such additional income resulted from a lower adjusted cost basis on mortgage loans sold by the Company's mortgage banking subsidiary during the first nine months of 1995. See Financial Statement note 1 for further information on SFAS 122.

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

   At September 30, 1995, impaired loans of $28 million were included in the nonaccrual loan balances of Crestar. The balance of impaired loans at January 1, 1995 totaled $40 million. Because the majority of loans deemed impaired during the first nine months of 1995 were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Crestar's allowance for loan losses. The impact of adopting SFAS 114, as amended by SFAS 118, was therefore immaterial to the financial condition and operations of Crestar as of and for the nine month period ended September 30, 1995, and had no material impact on the comparability of the credit risk information included in Tables 4 through 7.

   Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the asset. The Statement also establishes standards for recording an impairment loss for certain assets that are subject to disposal. The Statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage servicing rights, and deferred income tax assets. Adoption of the new accounting standard is expected to occur on January 1, 1996. At this time, Crestar does not expect any impact to the Corporation's net income upon implementation of SFAS 121.



Table 1    Financial Highlights


Dollars in millions, except per share data            Three Months                    Nine Months

                                                                         %                               %
For the Period Ended September 30                1995       1994    Change       1995       1994    Change
Net Income                                      $48.4      $43.6        11     $141.4     $126.7        12
Dividends Declared on Common Stock               17.0       15.1        12       49.4       42.5        16
Per Common Share:
  Net Income                                    $1.27      $1.15        10     $ 3.71     $ 3.34        11
  Dividends Declared                              .45        .40        13       1.30       1.13        15
Average Shares Outstanding (000s)              38,053     38,063         -     38,107     37,933         -
                                               ======     ======        ==     ======     ======        ==

Key Ratios
Return on Average Assets                         1.38%      1.26%                1.35%      1.24%
Return on Average Equity                        15.66      15.70                15.65      15.44
Average Equity to Average Assets                 8.80       8.02                 8.62       8.04
Net Interest Margin                              4.89       4.82                 4.94       4.81
At September 30
Book Value Per Share                                                           $33.38     $29.70        12
Equity to Assets                                                                 8.53%      7.73%
Risk Adjusted Capital Ratios:
  Tier 1                                                                          9.2        9.6
  Total                                                                          12.9       12.2
Common Shares Outstanding (000s)                                               37,709     37,598
                                                                               ======     ======


Table 2    Analysis Of Earnings Per Common Share

                                                                        3rd Qtr. 1995        3rd Qtr. 1995
                                                                                  vs.                  vs.
                                                                        3rd Qtr. 1994        2nd Qtr. 1995
Earnings Per Common Share - prior period                                        $1.15                $1.24
                                                                                -----                -----
Interest income                                                                   .37                    -
Interest expense                                                                 (.34)                (.03)
Provision for loan losses                                                        (.10)                (.01)
Securities gains or losses                                                          -                  .03
Other noninterest income                                                          .14                  .01
Noninterest expense                                                               .07                  .08
Income taxes                                                                     (.02)                (.05)
                                                                                 ----                 ----
Net increase                                                                      .12                  .03
                                                                                  ---                  ---
Earnings Per Common Share - current period                                      $1.27                $1.27
                                                                                =====                =====



Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis(1)
Dollars in thousands

                  3rd Qtr.
  ----------------------------------------
                                                  2nd Qtr.
          Average Balance                          Average
  -------------------------      Increase          Balance
       1995            1994     (Decrease)            1995
  ---------      ----------     ----------       ---------
          $               $              %               $
  2,888,705       2,840,046              2       3,017,662          Commercial
    786,408         776,197              1         802,250          Real estate - income property
    173,824         225,788            (23)        182,905          Real estate - construction
  2,036,619       1,730,946             18       1,967,956          Instalment
  1,590,871       1,179,880             35       1,573,073          Bank card
  2,070,274       1,769,755             17       2,174,101          Real estate - mortgage
  ---------       ---------             --       ---------
  9,546,701       8,522,612             12       9,717,947            Total loans - net of unearned income(2)
    819,922         961,378            (15)        852,398          Securities held to maturity
  1,562,548       1,949,879            (20)      1,411,687          Securities available for sale
    234,606         780,606            (70)        289,402          Money market investments

    411,719         268,309             53         254,491          Mortgage loans held for sale
    -------         -------            ---         -------
 12,575,496      12,482,784              1      12,525,925          Total earning assets
 ==========      ==========             ==      ==========

  1,817,501       1,876,726             (3)      1,868,312          Interest checking deposits
  2,513,028       2,410,600              4       2,482,634          Money market deposit accounts
  1,242,381       1,486,232            (16)      1,310,929          Regular savings deposits
  3,160,571       3,204,215             (1)      3,187,239          Domestic time deposits
  ---------       ---------             --       ---------
  8,733,481       8,977,773             (3)      8,849,114            Total interest-bearing core deposits
  1,317,800       1,252,181              5       1,227,230          Purchased liabilities
    379,155         220,584             72         384,971          Long-term debt
 10,430,436      10,450,538              -      10,461,315            Total interest-bearing liabilities
 ----------      ----------                     ----------
  2,145,060       2,032,246              6       2,064,610          Other sources - net
  ---------       ---------              -       ---------

 12,575,496      12,482,784              1      12,525,925            Total sources of funds

 ==========      ==========              =      ==========          Net Interest Income



                                                     3rd Qtr.
                                      --------------------------------------------
                                                             1995 vs. 1994                      3rd Qtr. 1995 vs. 2nd Qtr. 1995
                                                     -----------------------------              -------------------------------

                                     Income/Expense(3)                Change due to(4)  2nd Qtr.               Change due to(4)
                                     ---------------              ------------------   Income/               -----------------
                                                      Increase                       Expense(3)  Increase
                                     1995      1994 (Decrease)    Rate(5)    Volume        1995 (Decrease)   Rate(5)   Volume
                                   ------    ------  --------     ------     ------  ----------  ---------   -------   ------
                                        $         $         $          $          $          $          $         $         $
Commercial                         59,693    57,493     2,200      1,230        970     63,828     (4,135)   (1,411)   (2,724)
Real estate - income property      17,084    16,353       731        517        214     17,132        (48)      289      (337)
Real estate - construction          4,290     4,907      (617)       510     (1,127)     4,420       (130)       89      (219)
Instalment                         48,179    37,145    11,034      4,493      6,541     46,104      2,075       490     1,585
Bank card                          44,811    35,034     9,777     (2,338)    12,115     45,169       (358)     (862)      504
Real estate - mortgage             39,845    32,074     7,771      2,360      5,411     41,303     (1,458)      513    (1,971)
                                  -------   -------   -------    -------    -------    -------     ------    ------    ------
  Total loans - net of unearned
    income(2)                     213,902   183,006    30,896      9,083     21,813    217,956     (4,054)     (240)   (3,814)
Securities held to maturity        13,842    13,609       233      2,707     (2,474)    14,036       (194)      341      (535)
Securities available for sale      26,043    31,352    (5,309)       282     (5,591)    22,942      3,101       649     2,452
Money market investments            3,507     9,058    (5,551)       785     (6,336)     4,363       (856)      (30)     (826)

Mortgage loans held for sale        7,539     5,197     2,342       (436)     2,778      5,127      2,412      (756)    3,168
                                  -------   -------   -------    -------    -------    -------     ------    ------    ------
Total earning assets              264,833   242,222    22,611     20,823      1,788    264,424        409      (632)    1,041
                                  =======   =======   =======    =======    =======    =======     ======    ======    ======

Interest checking deposits          9,968    10,544      (576)      (243)      (333)    10,489       (521)     (236)     (285)
Money market deposit accounts      24,549    17,966     6,583      5,820        763     24,183        366        70       296
Regular savings deposits            8,404    10,177    (1,773)      (103)    (1,670)     9,165       (761)     (282)     (479)
Domestic time deposits             40,925    33,101     7,824      8,335       (511)    39,019      1,906     2,241      (335)
                                  -------   -------   -------    -------    -------    -------     ------    ------    ------
  Total interest-bearing core
    deposits                       83,846    71,788    12,058     14,019     (1,961)    82,856        990     2,078    (1,088)
Purchased liabilities              18,264    13,930     4,334      3,608        726     17,574        690      (603)    1,293
Long-term debt                      8,041     4,484     3,557        333      3,224      8,173       (132)       (9)     (123)
  Total interest-bearing
    liabilities                   110,151    90,202    19,949     20,123       (174)   108,603      1,548     1,870      (322)
                                  -------   -------   -------    -------    -------    -------     ------    ------    ------
Other sources - net


  Total sources of funds          110,151    90,202    19,949     19,277        672    108,603      1,548     1,117       431

Net Interest Income               154,682   152,020     2,662      1,546      1,116    155,821     (1,139)   (1,749)      610
                                  =======   =======   =======    =======    =======    =======     ======    ======    ======


(1)  Tax-equivalent basis.

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(3) Includes tax-equivalent net loan fees of $72,000 and $814,000 for the third quarter of 1995 and 1994, respectively, and $382,000 for the second quarter of 1995.

(4)  Variances are computed on a line-by-line basis and are non-additive.

(5) Variances caused by the change in rate times the change in balances are allocated to rate.


Table 4    Loans To Real Estate Developers And Investors (REDI)


In millions
                                                              September 30,          June 30,     December 31,
                                                           1995          1994          1995           1994
Commercial - developer lines                             $ 70.6        $ 98.5        $ 78.6         $ 98.7
Commercial - other                                         55.4          77.3          63.2           67.7
Real estate - income property                             780.7         761.4         794.3          744.9
Real estate - construction                                122.5         190.6         134.4          152.0
                                                          -----         -----         -----          -----
  Total REDI loans                                     $1,029.2      $1,127.8      $1,070.5       $1,063.3
                                                       ========      ========      ========       ========


Table 5    Loans To Real Estate Developers And Investors--
Geographic Distribution And Property Type
September 30, 1995
In millions


                                                                          Region

                                               Total         Greater
                                         Corporation      Washington     Eastern      Western      Capital

Land acquisition and development              $ 78.1          $ 44.4      $ 25.9        $ 3.5        $ 4.3
Residential developments                       238.4           126.2        66.8         38.0          7.4
Commercial projects:
  Office buildings                             141.8            91.5        29.6          9.4         11.3
  Retail stores and malls                      207.2           147.7        42.0          8.1          9.4
  Hotels and motels                            110.2            38.5        41.7         22.4          7.6
  Industrial buildings                         124.6            90.8        13.5          4.8         15.5
                                               -----            ----        ----          ---         ----
    Total commercial projects                  583.8           368.5       126.8         44.7         43.8
                                               -----           -----       -----         ----         ----

Special use                                     56.9            26.2        15.9         12.9          1.9
Other                                           72.0            52.7        13.1          2.3          3.9
                                                ----            ----        ----          ---          ---
  Total REDI loans                          $1,029.2          $618.0      $248.5       $101.4        $61.3
                                            ========          ======      ======       ======        =====

Table 6    Allowance For Loan Losses
Dollars in thousands


                                                            Third Quarter               Nine Months Ended Sept. 30,

                                                         1995            1994            1995              1994
Beginning balance                                  $ 222,882        $ 226,666        $ 219,189        $ 210,958
                                                   ---------        ---------        ---------        ---------
Allowance from acquisitions - net                       (100)             (21)           5,356           15,687
                                                   ---------        ---------        ---------        ---------
Provision for loan losses                             14,000            8,100           37,600           26,982
                                                   ---------        ---------        ---------        ---------
Net charge-offs (recoveries):
  Commercial                                            (180)             767              239            3,963
  Real estate - income property                       (1,511)           2,211           (1,225)           6,125
  Real estate - construction                            (990)          (1,529)          (1,956)          (2,297)
  Instalment                                           1,978            1,138            5,007            2,774
  Bank card                                           14,052            5,990           36,212           16,272
  Real estate - mortgage                                   3              278              438              900
                                                   ---------        ---------        ---------        ---------
    Total net charge-offs                             13,352            8,855           38,715           27,737
                                                   ---------        ---------        ---------        ---------
Balance, September 30                              $ 223,430        $ 225,890        $ 223,430        $ 225,890
                                                   =========        =========        =========        =========

Allowance for loan losses to period-end loans           2.31%            2.61%            2.31%            2.61%
Annualized net charge-offs to average loans              .56              .42              .54              .46
                                                   =========        =========        =========        =========


Table 7    Nonperforming Assets And Past Due Loans


Dollars in thousands                                                    September 30,         December 31,
Nonaccrual loans:                                                   1995              1994            1994
  Commercial                                                     $22,540           $26,224         $28,708
  Real estate - income property                                   21,034            23,468          21,872
  Real estate - construction                                       5,963             3,668           7,279
  Instalment                                                       4,308             2,787           3,408
  Real estate - mortgage                                           7,090             6,787           8,139
                                                                   -----             -----           -----
    Total nonaccrual loans                                        60,935            62,934          69,406
Restructured loans                                                     -                 -           6,878
                                                                   -----            ------          ------
    Total nonperforming loans(1)                                  60,935            62,934          76,284
Foreclosed properties - net                                       14,614            23,644          18,629
                                                                  ------            ------          ------
    Total nonperforming assets(1)                                $75,549           $86,578         $94,913
                                                                 =======           =======         =======
Nonperforming assets(1) to:
  Loans and foreclosed properties - net                              .78%              1.00%          1.02%
  Total assets                                                       .51                .60            .68
Allowance for loan losses to:
  Nonperforming assets(1)                                            296               261             231
  Nonperforming loans(1)                                             367               359             287
Allowance for loan losses plus shareholders'
  equity to nonperforming assets(1)                                19.62x             15.51x         14.17x
                                                                   =====              =====          =====
Accruing loans past due 90 days:
  Commercial                                                     $ 1,460           $ 2,204         $ 1,608
  Real estate - income property                                      991               424           1,071
  Real estate - construction                                         306               133             198
  Instalment:
    Student                                                        8,812            11,092          14,705
    Other                                                          2,962             1,160           1,368
  Bank card                                                       16,654             8,486          10,831
  Real estate - mortgage                                          10,530             9,014           5,920
                                                                  ------             -----           -----
    Total accruing loans past due 90 days:                       $41,715           $32,513         $35,701
                                                                 =======           =======         =======

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 8    Summary Of Noninterest Income And Expense


In thousands                                                                Second     Nine Months Ended
                                                      Third Quarter        Quarter        September 30,
Noninterest Income                                     1995        1994       1995        1995        1994
Service charges on deposit accounts                $ 22,833    $ 20,640   $ 21,765    $ 66,189    $ 62,535
Trust and investment advisory                        15,581      13,244     15,151      44,270      42,688
Bank card-related                                    12,101      10,321     11,919      35,078      27,296
Mortgage servicing - net                              2,663       3,195      2,722       8,465       9,614
Mortgage origination - net                            2,924       1,140      2,151       5,858       7,108
Trading account activities                              416          49        657       1,697         444
Commissions on letters of credit                      1,167         874      1,059       3,500       3,624
Gain on sale of mortgage servicing rights                 -       4,800          -       5,900      14,132
Gain on sale and disposal of branches - net           4,655           -          -       3,169           -
Gain on pension settlement                                -           -      4,340       4,340           -
Miscellaneous                                         9,487       9,463     11,378      31,043      26,167
Securities gains (losses)                               (69)         12     (1,050)     (3,529)     (1,755)
                                                        ---          --     ------      ------      ------
  Total noninterest income                         $ 71,758    $ 63,738   $ 70,092    $205,980    $191,853
                                                   ========    ========   ========    ========    ========
Noninterest Expense
Salaries                                           $ 60,962    $ 62,655   $ 60,876    $183,034    $182,580
Benefits                                             14,854      14,976     15,432      45,406      45,840
                                                     ------      ------     ------      ------      ------
  Total personnel                                    75,816      77,631     76,308     228,440     228,420
Occupancy - net                                      10,586      11,098     10,616      32,162      31,953
Equipment                                             6,919       6,370      6,904      20,835      18,367
Communications                                        7,012       6,670      7,074      21,300      18,767
Stationery, printing and supplies                     1,691       2,023      1,956       5,753       6,118
Professional fees and services                        3,219       2,743      2,522       9,116       8,550
Loan expense                                          2,087       1,943      1,933       5,863       7,567
FDIC premiums - net                                   2,024       6,429      6,644      15,037      18,716
Advertising and marketing                             3,309       6,199      3,811      11,480      14,680
Transportation                                        1,455       1,489      1,505       4,451       4,368
Outside data services                                 4,852       4,670      4,879      14,739      13,859
Amortization of purchased intangibles                 3,426        (252)     3,429       9,655       6,186
Miscellaneous                                        11,228      10,582     10,728      31,121      30,411
                                                     ------      ------     ------      ------      ------
  Subtotal                                          133,624     137,595    138,309     409,952     407,962
Foreclosed properties                                   846         858        694          (9)      1,751
                                                        ---         ---        ---          --       -----
  Total noninterest expense                        $134,470    $138,453   $139,003    $409,943    $409,713
                                                   ========    ========   ========    ========    ========

Table 9    Debt Ratings
(as of October 30, 1995)

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

Table 10    Interest Sensitivity Analysis
September 30, 1995



In millions                                            Maturity/Rate Sensitivity
                                             0-3         3-6       6-12      One to       Over
Uses Of Funds                             months      months     months  five years five years       Total
Loans:
  Commercial                           $ 2,347.8      $ 51.8      $ 69.4     $ 76.7    $ 502.9   $ 3,048.6
  Real estate - income property            389.5         6.8        10.3       21.3      352.0       779.9
  Real estate - construction               149.5         1.6          .9        1.2       18.0       171.2
  Instalment                               916.7       102.4       148.4      226.3      683.3     2,077.1
  Bank card                                231.2       135.0       748.5      364.1       97.5     1,576.3
  Real estate - mortgage                    16.1       319.7       294.1      579.3      807.2     2,016.4
Securities held to maturity                 32.6        57.3        74.8      115.9      545.6       826.2
Securities available for sale              330.3       125.6       146.2      147.0    1,058.6     1,807.7
Money market investments                   613.1         5.0          .1          -          -       618.2
Mortgage loans held for sale               446.8           -          -           -          -       446.8
                                         -------       -----     -------    -------    -------    --------
  Total earning assets                   5,473.6       805.2     1,492.7    1,531.8    4,065.1    13,368.4
Interest sensitivity hedges on assets     (350.0)     (449.6)      195.4      160.6      443.6           -

  Total uses                           $ 5,123.6     $ 355.6   $ 1,688.1   $1,692.4   $4,508.7   $13,368.4
                                       =========     =======     =======    =======   ========   =========
Sources of Funds
Interest checking deposits             $ 1,800.3         $ -        $ -         $ -        $ -   $ 1,800.3
Money market deposit accounts            2,486.4           -          -           -          -     2,486.4
Regular savings deposits                 1,209.0           -          -           -          -     1,209.0
Domestic time deposits                     297.9       318.3       682.1      868.3      960.3     3,126.9
Certificates of deposit $100,000
  and over                                  26.1        14.5        12.3        4.7        5.4        63.0
Short-term borrowings                    1,873.1           -          -           -          -     1,873.1
Long-term debt                                 -          .2         3.7       17.2      359.1       380.2
                                         -------       -----     -------    -------    -------    --------
  Total interest-bearing liabilities     7,692.8       333.0       698.1      890.2    1,324.8    10,938.9
Other sources - net                            -           -          -           -    2,429.5     2,429.5
Interest sensitivity hedges on liabilities     -       (15.0)         -           -       15.0           -
                                         -------       -----     -------    -------    -------    --------

  Total sources                        $ 7,692.8     $ 318.0     $ 698.1    $ 890.2   $3,769.3   $13,368.4
                                       =========     =======     =======    =======   ========   =========

Cumulative maturity/rate
  sensitivity gap                      $(2,569.2)  $(2,531.6)  $(1,541.6)  $ (739.4)       $ -         $ -
                                       =========     =======     =======    =======   ========   =========

Adjustments
Beta adjustments:
  Interest checking (beta factor .18)  $ 1,476.2
  Money market accounts
  (beta factor .55)                      1,118.9
  Regular savings (beta factor .12)      1,063.9
Demand deposit sensitivity                (822.2)
                                         -------       -----     -------    -------    -------    --------

Cumulative adjusted maturity/rate
  sensitivity gap                        $ 267.6     $ 305.2   $ 1,295.2   $2,097.4        $ -         $ -
                                       =========     =======     =======    =======   ========   =========

Table 11    Off-Balance Sheet Derivative Financial Instruments(1)


September 30, 1995                               Weighted  Average
                                                  Average    Fixed     Estimated
Dollars in thousands              Notional       Expected  Receive          Fair
                                   Balance       Maturity     Rate         Value    Comments

Interest Rate Conversions
  Generic interest rate swaps    $ 550,000       3.0 yrs.    5.98%                  Notional amounts of
    Carrying amount(2)                                                     $ (91)   $350 million and $200
    Unrealized gross gains                                                   275    million, respectively, con-
    Unrealized gross losses                                               (3,118)   vert floating rate com-
                                                                           -----    mercial and real estate
      Estimated fair value                                                (2,934)   income property loans
                                                                                    to fixed rate. Floating
                                                                                    rate paid tied to LIBOR.

  Amortizing interest rate swaps   593,666        .6 yrs.    5.12%                  Convert floating rate
    Carrying amount(2)                                                    (1,084)   commercial loans to
    Unrealized gross gains                                                    48    fixed rate. Floating rate
    Unrealized gross losses                                               (5,194)   paid tied to LIBOR.
                                                                          ------    Notional amounts may
      Estimated fair value                                                (6,230)   amortize more slowly
                                                                          ------    as rates rise.

  Interest rate caps               245,000       1.6 yrs.   7.49%(3)                Minimize interest rate
    Carrying amount(2)                                                     1,951    risk associated with
    Unrealized gross gains                                                   298    rising rates on floating
    Unrealized gross losses                                               (1,262)   rate money market
      Estimated fair value                                                 -----    deposits. Tied to LIBOR.
                                                                             987

  Interest rate floors             250,000       2.5 yrs.   6.80%(4)                Minimize interest rate
  Carrying amount(2)                                                       2,871    risk associated with
    Unrealized gross gains                                                 4,024    falling rates on floating
    Unrealized gross losses                                                    -    rate commercial loans.
                                                                           -----    Tied to LIBOR.
      Estimated fair value                                                 6,895
                                                                           -----

Hedges of Lending Commitments
  Forward contracts                564,014        .1 yrs.    n/a                    Hedges of residential
    Unrealized gross gains                                                 1,030    mortgage lending
    Unrealized gross losses                                               (1,361)   commitments.
                                                                          ------
      Estimated fair value                                                  (331)
                                                                          ------
      Total hedges against
        interest rate risk      $2,202,680                               $(1,613)


(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2)  Includes  any  accrued  interest   receivable  or  payable  balances,   and
     unamortized premiums paid for interest rate caps and floors.

(3) Represents average strike rate. For interest rate caps purchased, Crestar will receive interest if a specified market index rate rises above a fixed strike rate during the term of the contract. Any interest received is based on the difference between a higher index interest rate and the contractual cap rate, applied to the underlying notional balance. No interest payments are received if the index rate remains below the cap rate.

(4) Represents average strike rate. For interest rate floors purchased, Crestar will receive interest if a specified market index rate falls below a fixed strike rate during the term of the contract. Any interest received is based on the difference between a lower index interest rate and the contractual floor rate, applied to the underlying notional balance. No interest payments are received if the index rate remains above the floor rate.

n/a - Not applicable

LIBOR - London Interbank Offered Rates

Table 12    Off-Balance Sheet Derivatives--Expected Maturities(1)


September 30, 1995
Dollars in thousands                          Within             One to         Three to
                                            One Year        Three Years       Five Years             Total
Interest Rate Conversions
  Generic interest rate swaps:
    Notional amount                        $ 100,000           $100,000         $350,000         $ 550,000
    Average fixed receive rate                   6.32%              5.67%            5.97%             5.98%
    Estimated fair value                       $ 171           $ (1,174)        $ (1,931)         $ (2,934)

  Amortizing interest rate swaps:(3)
    Notional amount                        $ 591,156            $ 2,510              $ -         $ 593,666
    Average fixed receive rate                   5.10%              8.40%              -               5.12%
    Estimated fair value                    $ (6,287)              $ 57              $ -          $ (6,230)

  Interest rate caps
    Notional amount                          $ 5,000           $235,000          $ 5,000         $ 245,000
    Average strike rate                          5.00%              7.57%            6.00%             7.49%
    Estimated fair value                        $ 13              $ 587            $ 387             $ 987

  Interest rate floors
    Notional amount                              $ -           $250,000              $ -         $ 250,000
    Average strike rate                            -                6.80%              -               6.80%
    Estimated fair value                         $ -            $ 6,895              $ -           $ 6,895

Hedges of Lending Commitments
  Forward contracts:(2)
    Notional amount                        $ 564,014                $ -              $ -         $ 564,014
    Estimated fair value                        (331)                 -                -              (331)

      Total hedges against
        interest rate risk:
          Notional amount                 $1,260,170           $587,510         $355,000        $2,202,680
          Estimated fair value               (6,434)              6,365           (1,544)           (1,613)


(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2)  Hedges of residential mortgage lending commitments.

(3)  Based on expected weighted average life.

Table 13    Off-Balance Sheet Derivatives Activity(1)



In thousands                             Asset Rate Conversions         Liability Rate
                                   Interest Rate Swaps                     Conversions        Hedges of
                                Generic       Amortizing       Interest       Interest       Lending
                                Receive          Receive           Rate           Rate       Commit-
                                  Fixed            Fixed         Floors           Caps       ments(2)         Total
Balance, July 1, 1995         $   300,000    $   753,270    $   250,000    $   245,000   $   520,418    $ 2,068,688
Additions                         250,000           --             --             --         588,730        838,730
Termination                          --         (100,000)          --             --            --         (100,000)
Maturities/Amortizations             --          (59,604)          --             --        (545,134)      (604,738)
                                                 -------                                    --------       --------

Balance, September 30, 1995   $   550,000    $   593,666    $   250,000    $   245,000   $   564,014    $ 2,202,680
                              ===========    ===========    ===========    ===========   ===========    ===========

Balance, January 1, 1995      $   600,000    $   860,166    $   200,000    $      --     $   266,439    $ 1,926,605
Additions from acquisitions          --             --             --           45,000          --           45,000
Other additions                   250,000           --          250,000        200,000     1,509,003      2,209,003
Terminations                         --         (196,400)          --             --            --         (196,400)
Maturities/Amortizations         (300,000)       (70,100)      (200,000)          --      (1,211,428)    (1,781,528)
                                                                                                        -----------
Balance, September 30, 1995   $   550,000    $   593,666    $   250,000    $   245,000   $   564,014    $ 2,202,680

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 14    Selected Quarterly Financial Information


Dollars in thousands, except per share data  3rd Qtr.     2nd Qtr.      1st Qtr.     4th Qtr.     3rd Qtr.
Results of operations:                           1995         1995          1995         1994         1994
Net interest income(1)                       $154,682     $155,821      $154,460     $149,689     $152,020
Provision for loan losses                      14,000       13,500        10,100        2,700        8,100
                                               ------       ------        ------        -----        -----
Net credit income                             140,682      142,321       144,360      146,989      143,920
Securities gains (losses)                         (69)      (1,050)       (2,410)      (9,021)          12
Other noninterest income                       71,827       71,142        66,540       65,037       63,726
                                               ------       ------        ------       ------       ------
Net credit and noninterest income             212,440      212,413       208,490      203,005      207,658
Noninterest expense                           134,470      139,003       136,470      135,594      138,453
                                              -------      -------       -------      -------      -------
Income before taxes                            77,970       73,410        72,020       67,411       69,205
                                               ------       ------        ------       ------       ------
Tax-equivalent adjustment                       3,198        2,719         2,776        2,746        2,742
Book tax expense                               26,366       23,307        23,653       22,280       22,859
                                               ------       ------        ------       ------       ------
  Income tax expense                           29,564       26,026        26,429       25,026       25,601
                                               ------       ------        ------       ------       ------
Net Income                                   $ 48,406     $ 47,384      $ 45,591     $ 42,385     $ 43,604
                                             ========     ========      ========     ========     ========
Per common share:
  Net income                                   $ 1.27       $ 1.24        $ 1.20       $ 1.13       $ 1.15
  Dividends declared                              .45          .45           .40          .40          .40
Average shares outstanding (000s)              38,053       38,173        38,097       37,637       38,063
                                               ======       ======        ======       ======       ======
Selected ratios and other data:
Return on average assets                         1.38%        1.35%         1.32%        1.24%        1.26%
Return on average equity                        15.66        15.69         15.60        15.22        15.70
Net interest margin(1)                           4.89         4.93          4.92         4.81         4.82
Net charge-offs as % of average loans             .56          .54           .52          .42          .42
Allowance as % of period-end loans               2.31         2.28          2.28         2.36         2.61
Overhead ratio                                  59.38        61.53         62.43        65.92        64.17
Average equity to average assets                 8.80         8.61          8.44         8.14         8.02
Equity leverage                                 11.37x       11.61x        11.84x       12.29x       12.47x
Full-time equivalent employees (period end)     6,325        6,434         6,623        6,747        6,817


(1)  Tax-equivalent basis.

Table 15    Consolidated Average Balances/Net Interest Income/Rates1

                                                          Three Months Ended September 30,
                                                       1995                            1994
Dollars in thousands                                    Income/    Yield/                  Income/  Yield/
                                              Balance   Expense      Rate        Balance   Expense    Rate

Assets                                              $         $         %              $         $       %
Securities held to maturity(2)                819,922    13,842      6.75        961,378    13,609    5.66
Securities available for sale(2)            1,562,548    26,043      6.56      1,949,879    31,352    6.38
Money market investments(2)                   234,606     3,507      5.93        780,606     9,058    4.60
Mortgage loans held for sale(2)               411,719     7,539      7.39        268,309     5,197    7.75
                                              -------     -----      ----        -------     -----    ----
Commercial                                  2,888,705    59,693      8.24      2,840,046    57,493    7.95
Real estate - income property                 786,408    17,084      8.60        776,197    16,353    8.33
Real estate - construction                    173,824     4,290      9.77        225,788     4,907    8.61
Instalment                                  2,036,619    48,179      9.35      1,730,946    37,145    8.55
Bank card                                   1,590,871    44,811     11.29      1,179,880    35,034   11.81
Real estate - mortgage                      2,070,274    39,845      7.68      1,769,755    32,074    7.21
                                            ---------    ------      ----      ---------    ------    ----

  Total loans - net of unearned(2,3)        9,546,701   213,902      8.92      8,522,612   183,006    8.51
Allowance for loan losses                    (224,666)                         (228,985)
                                            ---------    ------      ----      ---------    ------    ----
  Loans - net                               9,322,035                          8,293,627
Cash and due from banks                       766,013                            708,356
Premises and equipment - net                  333,641                            323,292
Customers' liability on acceptances             8,566                              5,132
Intangible assets - net                       158,293                            114,203
Foreclosed properties - net                    14,499                             22,311
Other assets                                  417,186                            427,587
                                            ---------    ------      ----      ---------    ------    ----

  Total Assets                             14,049,028                         13,854,680
                                            ---------    ------      ----      ---------    ------    ----

Total Earning Assets                       12,575,496   264,833      8.38     12,482,784   242,222    7.69

Liabilities And Shareholders' Equity
Interest checking deposits                  1,817,501     9,968      2.18      1,876,726    10,544    2.23
Money market deposit accounts               2,513,028    24,549      3.88      2,410,600    17,966    2.96
Regular savings deposits                    1,242,381     8,404      2.68      1,486,232    10,177    2.72
Domestic time deposits                      3,160,571    40,925      5.17      3,204,215    33,101    4.13
Certificates of deposit $100,000 and over      66,433       925      5.52         64,637       733    4.55
                                            ---------    ------      ----      ---------    ------    ----

  Total savings and time deposits(2)        8,799,914    84,771      3.83      9,042,410    72,521    3.19
Demand deposits                             2,150,972                          2,082,957
                                            ---------    ------      ----      ---------    ------    ----

  Total deposits                           10,950,886                         11,125,367
Short-term borrowings(2)                    1,251,367    17,339      5.49      1,187,544    13,197    4.39
Long-term debt(2)                             379,155     8,041      8.48        220,584     4,484    8.13
Liability on acceptances                        8,566                              5,132
Other liabilities                             223,010                            204,941
                                            ---------    ------      ----      ---------    ------    ----

  Total liabilities                        12,812,984                         12,743,568
                                            ---------    ------      ----      ---------    ------    ----

  Total shareholders' equity                1,236,044                          1,111,112

Total Liabilities And Shareholders' Equity 14,049,028                         13,854,680

Total interest-bearing liabilities         10,430,436   110,151      4.20     10,450,538    90,202    3.43
Other sources - net                         2,145,060                          2,032,246
                                            ---------    ------      ----      ---------    ------    ----

Total Sources of Funds                     12,575,496   110,151      3.49     12,482,784    90,202    2.87

Net Interest Spread                                                  4.18                             4.26
Net Interest Income/Margin                              154,682      4.89                  152,020    4.82



                                                    Three Months Ended June 30,          Nine Months Ended September 30,
                                                             1995                                   1995
Dollars in thousands                                           Income/   Yield/                      Income/    Yield/
                                                   Balance     Expense     Rate           Balance    Expense      Rate
Assets                                                   $           $        %                 $          $         %
Securities held to maturity(2)                     852,398      14,036     6.59           852,998     42,683      6.67
Securities available for sale(2)                 1,411,687      22,942     6.52         1,475,033     72,592      6.57
Money market investments(2)                        289,402       4,363     6.05           326,379     14,414      5.90
Mortgage loans held for sale(2)                    254,491       5,127     8.06           286,659     16,476      7.67
                                                 ---------      ------     ----         ---------    -------      ----
Commercial                                       3,017,662      63,828     8.47         2,968,104    185,349      8.34
Real estate - income property                      802,250      17,132     8.55           784,330     50,510      8.60
Real estate - construction                         182,905       4,420     9.67           181,273     13,207      9.73
Instalment                                       1,967,956      46,104     9.27         1,965,772    137,034      9.27
Bank card                                        1,573,073      45,169    11.36         1,552,637    133,057     11.40
Real estate - mortgage                           2,174,101      41,303     7.60         2,119,047    120,974      7.61
                                                 ---------      ------     ----         ---------    -------      ----
  Total loans - net of unearned(2,3)             9,717,947     217,956     8.94         9,571,163    640,131      8.91
Allowance for loan losses                         (223,544)                              (223,694)
                                                 ---------      ------     ----         ---------    -------      ----
  Loans - net                                    9,494,403                              9,347,469
Cash and due from banks                            764,796                                756,692
Premises and equipment - net                       333,987                                331,066
Customers' liability on acceptances                 12,555                                 10,093
Intangible assets - net                            162,874                                150,541
Foreclosed properties - net                         17,274                                 17,820
Other assets                                       430,914                                419,052
                                                 ---------      ------     ----         ---------    -------      ----
  Total Assets                                   14,024,781                            13,973,802
                                                ===========     ======     =====       ==========    =======      ====
Total Earning Assets                            12,525,925     264,424     8.42        12,512,232    786,296      8.38
                                                ===========     ======     =====       ==========    =======      ====
Liabilities And Shareholders' Equity
Interest checking deposits                       1,868,312      10,489     2.25         1,853,365     30,910      2.23
Money market deposit accounts                    2,482,634      24,183     3.91         2,476,373     71,342      3.85
Regular savings deposits                         1,310,929       9,165     2.80         1,307,059     27,031      2.76
Domestic time deposits                           3,187,239      39,019     4.95         3,130,625    113,322      4.85
Certificates of deposit $100,000 and over           71,068         954     5.38            68,676      2,736      5.33
                                                 ---------      ------     ----         ---------    -------      ----
  Total savings and time deposits(2)             8,920,182      83,810     3.78         8,836,098    245,341      3.72
Demand deposits                                  2,127,089                              2,111,761
                                                 ---------      ------     ----         ---------    -------      ----
  Total deposits                                11,047,271                             10,947,859
Short-term borrowings(2)                           1,156,162      16,620     5.75         1,222,911     51,917      5.67
Long-term debt(2)                                    384,971       8,173     8.49           377,460     24,075      8.50
Liability on acceptances                            12,555                                 10,093
Other liabilities                                  215,704                                210,874
                                                 ---------      ------     ----         ---------    -------      ----
  Total liabilities                             12,816,663                             12,769,197
                                                 ---------      ------     ----         ---------    -------      ----
  Total shareholders' equity                     1,208,118                              1,204,605
                                                 ---------      ------     ----         ---------    -------      ----
Total Liabilities And Shareholders' Equity      14,024,781                             13,973,802
                                                ===========     ======     =====       ==========    =======      ====
Total interest-bearing liabilities              10,461,315     108,603     4.17        10,436,469    321,333      4.12
Other sources - net                              2,064,610                              2,075,763
                                                 ---------      ------     ----         ---------    -------      ----
Total Sources of Funds                          12,525,925     108,603     3.49        12,512,232    321,333      3.44
                                                ===========     ======     =====       ==========    =======      ====
Net Interest Spread                                                        4.25                                   4.26
Net Interest Income/Margin                                     155,821     4.93                      464,963      4.94




                                                Nine Months Ended September 30,
                                                             1994
Dollars in thousands                                         Income/   Yield/
                                                 Balance     Expense     Rate
Assets                                                 $           $        %
Securities held to maturity(2)                   815,964      41,578     6.78
Securities available for sale(2)               2,338,997     102,470     5.86
Money market investments(2)                      644,374      19,890     4.13
Mortgage loans held for sale(2)                  347,530      18,074     6.93
                                               ---------     -------     ----
Commercial                                     2,775,169     162,556     7.81
Real estate - income property                    787,761      47,841     8.10
Real estate - construction                       224,055      13,311     7.94
Instalment                                     1,686,001     105,272     8.34
Bank card                                      1,074,677      98,150    12.14
Real estate - mortgage                         1,567,938      83,921     7.13
                                               ---------     -------     ----
  Total loans - net of unearned(2,3)           8,115,601     511,051     8.39
Allowance for loan losses                       (226,123)
                                               ---------     -------     ----
  Loans - net                                  7,889,478
Cash and due from banks                          713,490
Premises and equipment - net                     317,034
Customers' liability on acceptances                9,509
Intangible assets - net                          106,474
Foreclosed properties - net                       23,189
Other assets                                     405,446
                                               ---------     -------     ----
  Total Assets                                13,611,485

Total Earning Assets                          12,262,466     693,063     7.54

Liabilities And Shareholders' Equity
Interest checking deposits                     1,862,880      30,690     2.20
Money market deposit accounts                  2,374,481      47,337     2.67
Regular savings deposits                       1,416,851      27,891     2.63
Domestic time deposits                         3,119,026      95,711     4.11
Certificates of deposit $100,000 and over         55,262       1,791     4.34
                                               ---------     -------     ----
  Total savings and time deposits(2)           8,828,500     203,420     3.08
Demand deposits                                2,058,101
                                               ---------     -------     ----
  Total deposits                              10,886,601
Short-term borrowings(2)                       1,206,399      33,190     3.68
Long-term debt(2)                                214,751      13,399     8.32
Liability on acceptances                           9,509
Other liabilities                                200,160
                                               ---------     -------     ----
  Total liabilities                           12,517,420
                                               ---------     -------     ----
  Total shareholders' equity                   1,094,065
                                               ---------     -------     ----
Total Liabilities And Shareholders' Equity    13,611,485

Total interest-bearing liabilities            10,249,650     250,009     3.26
Other sources - net                            2,012,816
                                               ---------     -------     ----
Total Sources of Funds                        12,262,466     250,009     2.73

Net Interest Spread                                                      4.28
Net Interest Income/Margin                                   443,054     4.81





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



                                       Crestar Financial Corporation

                                       -----------------------------
                                             Registrant

Date  November 14, 1995
                                         /s/ JAMES D. BARR
                                       -----------------------------
                                         James D. Barr
                                         Executive Vice President,
                                         Controller and Treasurer