Form 10-K
period 1995-12-31
CRESTAR FINANCIAL CORP
filed 1996-04-01
CIK 101880

Form 10-K
Crestar Financial Corporation And Subsidiaries

                 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    December 31, 1995

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

     [  ]

The aggregate market value (average of the high and low prices) of Crestar Financial Corporation voting stock held by non-affiliates as of January 31, 1996 was $2,469,579,000.

As of January 31, 1996, Crestar Financial Corporation had 42,902,579 shares of Common Stock $5 Par Value outstanding.

The Proxy Statement of the annual meeting of shareholders to be held April 26, 1996 is incorporated by reference in Part III of this Form 10-K.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION Crestar Financial Corporation And Subsidiaries

This commentary provides an overview of Crestar Financial Corporation's (Crestar or the Corporation) financial condition, changes in financial condition and results of operations for the years 1993 through 1995. The following discussion should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. On December 31, 1995, Crestar completed its merger with Loyola Capital Corporation (Loyola), a $2.5 billion asset thrift holding company headquartered in Baltimore, Maryland. The transaction was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial information reflects the results of operations of both Crestar and Loyola, on a combined basis, for all periods presented.

EARNINGS OVERVIEW

Crestar Financial Corporation reported net income of $179.8 million in 1995, representing $4.12 in earnings per share. Net income in 1994 was $184.1 million or $4.24 per share. Net income for 1995 was reduced by $29.3 million in one-time merger expenses associated with the December 31, 1995 merger with Loyola. Excluding the non-recurring charges, net income for 1995 was a record $209.1 million, or $4.79 per share. Net income for 1994 of




TABLE 1    SELECTED FINANCIAL INFORMATION

Dollars in thousands, except per share data

RESULTS OF OPERATIONS (for the year):   1995           1994            1993           1992          1991
Income from earning assets         $ 1,236,115    $ 1,088,644     $   975,144    $ 1,019,324   $ 1,170,445
Net interest income                    682,816        650,595         591,038        550,853       483,264
Provision for loan losses               59,570         30,342          51,860        106,307       220,921
Net income 1                           179,797        184,118         152,756         93,914        44,399
Preferred dividend requirements              -              -           2,221          2,475         2,576
Income applicable to
  common shares                        179,797        184,118         150,535         91,439        41,823
EARNINGS PER SHARE
Primary:
  Net Income                       $      4.12    $      4.24     $      3.49    $      2.35   $      1.11
  Average shares
    outstanding (000s)                  43,685         43,398          43,103         38,903        37,682
Fully diluted:
  Net Income                       $      4.11    $      4.24     $      3.49    $      2.34   $      1.11
  Average shares
    outstanding (000s)                  43,780         43,409          43,189         39,008        37,732
Dividends declared
  per common share 2               $      1.75    $      1.53     $      1.14    $       .80   $       .86
===========================================================================================================
FINANCIAL CONDITION (at December 31):
Total assets                       $18,302,685    $16,482,866     $15,653,463    $14,459,663   $13,829,926
Long-term debt                         671,296        715,132         604,026        334,423       283,365
Total equity                         1,451,397      1,295,159       1,219,433      1,108,006       935,480
===========================================================================================================
SELECTED RATIOS (for the year):
Return on average assets                  1.08%          1.16%           1.05%           .68%          .33%
Equity leverage                          11.92x         12.63x          12.24x         13.99x        14.59x
Return on average common equity          12.88%         14.59%          13.14%          9.71%         4.74%
Net interest margin                       4.61           4.57            4.59           4.57          4.10
Dividend payout ratio:
  On common stock                        39.05          32.97           29.36          31.15         65.61
  On common and preferred stock          39.05          32.97           30.39          32.97         67.60
Equity formation rate                     7.85           9.78            8.94           6.38          1.55
Based on averages:
  Total equity to total assets            8.39           7.92            8.17           7.15          6.85
  Net loans to total equity               8.33x          7.91x           6.93x          8.34x         9.67x
===========================================================================================================


1 Net income in 1995 reflects $29.3 million of merger costs associated with Crestar's merger with Loyola Capital Corporation on December 31, 1995

2 Historical dividends per common share as declared by Crestar Financial
  Corporation


MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

TABLE 2    POOLING OF INTERESTS MERGER WITH LOYOLA CAPITAL CORPORATION
Dollars in thousands,  except per share  data

RESULTS OF OPERATIONS (for the year ended December 31, 1995):

                                       Excluding Merger Costs                                     Combined
                                      Crestar (1)      Loyola (1)                     Merger       Results
                                          1995           1995        Subtotal          Costs        1995
Net interest income (2)               $622,406        $71,671        $694,077       $      -      $694,077
Provision for loan losses               54,200            858          55,058          4,512        59,570
- ------------------------------------------------------------------------------------------------------------
Net credit income                      568,206         70,813         639,019         (4,512)      634,507
Securities gains (losses)               (2,213)             -          (2,213)             -        (2,213)
Other noninterest income               283,484         13,034         296,518         (5,763)      290,755
- ------------------------------------------------------------------------------------------------------------
Net credit and noninterest income      849,477         83,847         933,324        (10,275)      923,049
Noninterest expense                    548,867         52,136         601,003         18,431       619,434
- ------------------------------------------------------------------------------------------------------------
Income before taxes                    300,610         31,711         332,321        (28,706)      303,615
- ------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment               11,261              -          11,261              -        11,261
Book tax expense                        99,411         12,572         111,983            574       112,557
- ------------------------------------------------------------------------------------------------------------
  Income tax expense                   110,672         12,572         123,244            574       123,818
- ------------------------------------------------------------------------------------------------------------
Net income                            $189,938        $19,139        $209,077       $(29,280)     $179,797
============================================================================================================
Earnings per share (3)                $   4.35        $   .44        $   4.79       $   (.67)     $   4.12
Return on average assets                  1.34%           .76%           1.26%                        1.08%
Return on average equity                 15.57          10.88           14.98                        12.88
Net interest margin                       4.92           2.96            4.61                         4.61
Overhead ratio                           60.74          61.55           60.81                        63.04
============================================================================================================

1 Results of operations before December 31, 1995 pooling of interests business combination

2 Tax-equivalent  basis

3 Based on 43,685,000 primary average common shares outstanding for 1995

$184.1 million represented an increase of 21% over 1993 net income of $152.8 million. Excluding the impact of fourth quarter 1995 merger costs related to the Loyola merger, Crestar's results reflect the continued positive effects of growth in earning assets and noninterest income, an improvement in net interest margin and management of controllable expenses.

   The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) for 1995 in comparison to 1994 reflect the impact of the pooling of interests merger with Loyola. ROA for 1995 was 1.08%, down slightly from 1.16% in 1994. ROE was 12.88% for 1995, versus 14.59% in 1994. These ratios, along with other selected earnings and balance sheet information for each of the years in the five-year period ended December 31, 1995, are shown in Table 1. Excluding one-time costs arising from the Loyola merger, Crestar's return on average assets was 1.26% in 1995, versus 1.16% in 1994. Return on average equity, excluding one-time costs related to the Loyola merger, was 14.98% in 1995, versus 14.59% in 1994. Table 2 provides a summary of 1995 results for both Crestar and Loyola before the year-end pooling of interests merger, and displays the impact of the merger and the incurrence of one-time expenses associated with the combination of the two financial institutions. These expenses included investment banking and professional fees, severance benefits related to staff reductions, write-offs and lease terminations of facilities and systems and other acquisition related costs. The tax benefit of deductible merger related costs was almost entirely offset by recording a $10.6 million tax liability associated with the tax bad debt reserves of Loyola's thrift subsidiary. Significant items affecting the change in earnings per share for 1995 and 1994 are summarized in Table 3. Each applicable item is net of federal income taxes computed using a 35% rate.




MERGERS AND ACQUISITIONS

Crestar continued to enhance its presence in current markets, and expand into contiguous markets, through the completion of acquisitions during 1995. The most significant of these acquisitions was the December 31, 1995 combination with Loyola. Crestar exchanged 5.2 million of its shares of common stock for all of the outstanding common stock of Loyola, in a business combination accounted for as a pooling of interests. Loyola was the holding company for Loyola

F.S.B., a Maryland savings institution with approximately $2.5 billion in assets, $1.9 billion in loans and $1.5 billion in deposits. The merger with Loyola resulted in a net addition of 25 full service branches to Crestar's operating structure, including 15 branches in the Baltimore metropolitan area. Other branches are located in central Maryland and Maryland's Eastern Shore. At the time of the merger, Loyola F.S.B. was renamed Crestar Bank FSB, and now operates as a savings bank subsidiary of Crestar.

   Including the merger with Loyola, Crestar completed five acquisitions during 1995, as summarized below.

========================================================
(Dollars in millions)                           Banking
                                                Offices
Quarter Acquired:                                Added
  Financial Institution     Loans     Deposits    (net)
1st Quarter 1995:
  Jefferson Savings        $  200     $  250        5
  Independent Bank             50         70        2
  TideMark Bancorp            170        240        3
4th Quarter 1995:
  Chase MD                    260        450        2
  Loyola Capital            1,865      1,470       25
- --------------------------------------------------------
    Total                  $2,545     $2,480       37
========================================================

   On January 20, 1995, Crestar completed the acquisitions of Jefferson Savings and Loan Association, F.A. (Jefferson Savings) and Independent Bank. Jefferson Savings, a Warrenton, Virginia based thrift institution, represented Crestar's first operations in Warrenton, Culpeper, Front Royal and Luray, while further strengthening Crestar's market position in Charlottesville and Loudon County. The acquisition was for $5 million in cash and 471 thousand shares of Crestar stock, for a combined value of $23 million. The purchase of Independent Bank, a Manassas-based commercial bank, added two branches in Prince William County and enhanced Crestar's leading market position in one of Virginia's fastest growing areas. The acquisition was valued at $12 million, based on a payment of $5 million in cash and 198 thousand shares of Crestar common stock.

   Crestar's acquisition of TideMark Bancorp, Inc. (TideMark) was completed on March 24, 1995. TideMark, based in Newport News, Virginia, operated in the Hampton Roads metropolitan area. The acquisition was for a combination of $13 million in cash and 648 thousand shares of Crestar stock, for a combined value of approximately $40 million. Upon acquisition, three of TideMark's 12 branches were converted to Crestar offices; the remaining TideMark branches were consolidated into nearby Crestar branches.

   On November 10, 1995, Crestar completed the purchase of the deposits and customer accounts, plus selected loans, of six branches of the Chase Manhattan Bank of Maryland (Chase MD). The transaction brought to Crestar approximately $450 million in deposits and $260 million in primarily consumer loans. The cost of the cash transaction, which was recorded as a purchase, was $38 million.

   With the exception of Loyola, each of the acquisitions completed in 1995 have been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Crestar's 1995 results include the results of operations of the four purchased institutions from the date of their respective purchase. The acquisition of Loyola was accounted for as a pooling of interests and, accordingly, all premerger historical financial data have been restated to reflect the combined results of both Crestar and Loyola. Financial statement note 2 contains additional information concerning mergers and acquisitions.

   In February 1996, Crestar announced an agreement to purchase the deposits and customer accounts, plus selected loans, of ten branches of Mellon Bank (MD), a bank operating in the Maryland suburbs of the metropolitan Washington, DC area. The purchase, which is expected to be completed during the second quarter of 1996, will add approximately $220 million


TABLE 3    ANALYSIS OF EARNINGS
PER COMMON SHARE

                                    1995       1994
                                     vs.        vs.
                                    1994       1993
Earnings Per Common Share -
  prior period                    $ 4.24     $ 3.49
- ----------------------------------------------------
Interest income                     2.19       1.66
Interest expense                   (1.71)      (.80)
Provision for loan losses           (.37)       .32
Securities gains or losses           .13       (.19)
Other noninterest income             .39        .38
Foreclosed properties expense        .07        .48
Loyola one-time merger costs        (.67)         -
Other noninterest expense           (.09)     (1.05)
Income taxes                        (.03)      (.08)
Increased shares outstanding        (.03)      (.02)
Preferred dividends                    -        .05
- ----------------------------------------------------
Net increase (decrease)             (.12)       .75
- ----------------------------------------------------
Earnings Per Common Share -
  current period                  $ 4.12     $ 4.24
====================================================

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

[graph goes here]

COMMON STOCK PRICE & BOOK VALUE*
     ($ per share)
                  1991       1992       1993        1994        1995
Book Value     $ 23.62    $ 25.65    $ 28.58     $ 30.47     $ 33.90
      High          25     39 3/4     46 1/2      49 3/4          61
       Low      11 1/4     17 1/4     35 1/8      36 1/8          37

* Price range for the year and book value at year end

[graph goes here]

RETURN ON AVERAGE ASSETS
     (percent)

1991     1992    1993    1994    1995
 .33       .68    1.05    1.16    1.08

[graph goes here]

RETURN ON AVERAGE COMMON EQUITY
       (percent)

1991     1992    1993    1994    1995
4.74     9.71    13.14   14.59   12.88

in deposits to Crestar's Maryland bank subsidiary. Also in February, Crestar Mortgage Corporation announced its agreement to purchase, in a cash transaction, Ryland Funding Group, a wholesale mortgage banker. Ryland Funding Group operates out of four offices, and originated approximately $750 million in real estate mortgages in 1995.

   Under interstate banking and branching legislation enacted by Congress in 1994, previously existing restrictions on interstate bank acquisitions were abolished as of September 29, 1995. Bank holding companies from any state are now able to acquire banks and bank holding companies located in any other state, irrespective of state laws. Effective June 1, 1997, the law will allow interstate bank mergers, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows branch acquisitions and new branch activity by out-of-state banks if permitted by the host state. Virginia and Maryland have adopted early "opt-in" legislation that allows interstate bank mergers, effective July 1, 1995 and September 29, 1995, respectively. These laws also permit interstate branch acquisitions and new branching in Virginia and Maryland by out-of-state banks if reciprocal treatment is accorded by the state of the acquiring bank or bank holding company. Similar legislation has been introduced in the District of Columbia. The new legislation has not yet had any significant effect on acquisition or branching activity in the region in which Crestar operates. However, management expects the level of bank competition to remain high, and potentially increase, in the Corporation's marketing area in the future. Moreover, Crestar increasingly competes with other financial service providers, including consumer finance companies, savings and loan associations, stock brokerage firms, investment bankers, insurance companies, credit card issuers, credit unions and leasing companies.



COMMON STOCK AND DIVIDENDS

On December 31, 1995, Crestar's common stock price was $59 1/8, an increase of 57% from the December 31, 1994 closing price of $37 5/8. Significant increases were noted in many financial institution stocks during 1995. The Keefe Index of bank stocks increased 50% during 1995, while the S&P 500 posted an increase of 34%. The Keefe Index is a composite of bank stocks tracked by Keefe, Bruyette and Woods, Inc., a widely known banking industry analyst and investment banking company.

   Book value per common share was $33.90 at December 31, 1995, and represented an 11% increase over Crestar's December 31, 1994 book value per share of $30.47. The ratio of year-end market value to book value was 1.74x at December 31, 1995. Total market capitalization at December 31, 1995 was $2.53 billion. On the basis of 1995 earnings per common share of $4.12 and the year-end market price of $59 1/8, the December 31, 1995 price/earnings ratio was 14.4x. Excluding the impact of one-time merger costs related to the Loyola acquisition, the December 31, 1995 price/earnings ratio was 12.3x.

   Dividends declared in 1995 were $1.75 per common share, an increase of 14% when compared with dividends declared of $1.53 per share in 1994. Reflecting improved earnings, the common dividend was increased during the second quarter of 1995.

[graph goes here]

NET INTEREST INCOME*
 ($ in millions)

1991      1992      1993    1994    1995
$505       567       604     662     694

*Tax-equivalent basis

[graph goes here]

NET INTEREST MARGIN*
    (percent)

1991      1992      1993    1994    1995
4.10      4.57      4.59    4.57    4.61

* Tax-equivalent basis

[graph goes here]

SOURCES OF FUNDS-AVERAGES
   ($ in millions)

                                  1991      1992      1993      1994       1995
Long-Term Debt                  $  260    $  308    $  463    $   588   $   696
Other Sources - Net              1,467     1,590     1,980      2,164     2,300
Purchased Liabilities            2,515     1,255     1,592      1,579     1,820
Interest-Bearing Core Deposits   8,135     9,259     9,122     10,159    10,252

TABLE 4  CAPITAL ADEQUACY
Dollars in thousands

RISK-ADJUSTED CAPITAL AT DECEMBER 31                    1995           1994
Tier 1 Capital:
  Shareholders' equity                             $ 1,451,397    $ 1,295,159
  Goodwill and other adjustments                      (182,777)       (83,523)
- -------------------------------------------------------------------------------
    Total Tier 1 capital                             1,268,620      1,211,636
- -------------------------------------------------------------------------------
Tier 2 Capital:
  Allowable long-term debt                             294,634        304,595
  Allowable allowance for loan losses
       net of other adjustments                        177,984        151,265
- -------------------------------------------------------------------------------
    Total Tier 2 capital                               472,618        455,860
- -------------------------------------------------------------------------------
Total risk-adjusted capital                          1,741,238      1,667,496
- -------------------------------------------------------------------------------
Risk-adjusted assets, net of allowance              14,490,555     12,863,109
Fourth quarter average assets, net of adjustments   16,912,344     15,963,575
Risk-adjusted capital ratios:
  Tier 1                                                   8.8%           9.4%
  Total                                                   12.0           13.0
Tier 1 leverage ratio                                      7.5            7.6
- -------------------------------------------------------------------------------
OTHER CAPITAL RATIOS
Average equity to:
  Average total assets                                    8.39           7.92
  Average loans, net of unearned income                  12.00          12.64
Equity leverage                                          11.92x         12.63x
Equity formation rate                                     7.85%          9.78%
Period-end equity to assets                               7.93           7.86
Tangible leverage ratio                                    7.0            7.2
===============================================================================

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

The current quarterly dividend of $.45 represents an annualized dividend of $1.80, equating to a yield of 3.0% based on the year-end market price. The Corporation's objective is to pay dividends of approximately 30% to 40% of earnings to common shareholders. Excluding the impact of one-time merger costs associated with the Loyola acquisition, dividends declared per common share in 1995 represented 34% of net income.

[graph goes here]

USES OF FUNDS - AVERAGES
  ($ in millions)

                                     1991      1992      1993      1994     1995
Mortgage Loans Held for Sale      $   204   $   368   $   430   $   408   $  375
Money Market Investments              874     1,075       768       639      337
Securities Held to Maturity &
  Securities Available for Sale     2,293     2,743     3,718     3,458    2,724
Loans                               9,006     8,227     8,242     9,985   11,632
                                   ---------------------------------------------
                                  $12,377   $12,413   $13,158   $14,490  $15,068


CAPITAL RESOURCES AND ADEQUACY

Crestar's capital position strengthened during 1995 as evidenced by significant equity growth and strong capital ratios. Average shareholders' equity grew 11% and 6% in 1995 and 1994, respectively. Equity growth in 1995 was primarily attributable to the earnings of the Corporation. This was partially offset by Crestar's dividends declared, and by the purchase and retirement of common stock. During 1995, Crestar purchased and retired 1,765,100 shares of common stock at an average price of $46.54 per share, primarily to meet the needs of the dividend reinvestment plan and thrift and profit sharing plan, and for common stock issued for financial institution purchases. The 1994 increase in average shareholders' equity was also primarily attributable to earnings. The Corporation purchased and retired 1,120,300 shares of common stock at an average price of $43.25 per share during 1994. The Consolidated Statements of Changes in Shareholders' Equity provide details of these and other equity transactions. As of December 31, 1995, Crestar had a remaining authorization to purchase and retire up to 1.0 million shares of common stock in order to meet the needs of the dividend reinvestment plan, thrift and profit sharing plan and stock option plans.

   Crestar's equity to assets ratio at December 31, 1995 was 7.93%, compared to a ratio of 7.86% at December 31, 1994. The average equity to assets ratio was 8.39% for 1995, compared to 7.92% for 1994. The equity leverage ratio (defined as average total assets divided by average total shareholders' equity) decreased from 12.63x in 1994 to 11.92x in 1995. Other capital ratios for 1995 and 1994 are shown in Table 4. A key measure of equity's ability to absorb losses is the ratio of average equity to average loans. Despite significant loan growth and the Corporation's common stock repurchase program, this measure continued to reflect Crestar's capital strength, totaling 12.00% for 1995. Reflecting one-time merger related costs incurred in 1995, the equity formation rate (calculated as net income less dividends declared divided by average total equity) decreased to 7.85% in 1995 from 9.78% in 1994.

   Risk-based capital ratios are another measure of capital adequacy. At December 31, 1995, Crestar's consolidated risk-adjusted capital ratios were 8.8% for Tier 1 and 12.0% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on- and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on- and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks was considered "well-capitalized", the highest category of capitalization defined by the regulators allowing for the lowest level of FDIC insurance premium payments, as of December 31, 1995. Crestar Bank FSB, formerly Loyola F.S.B., was also considered "well-capitalized" as of year-end 1995, under Office of Thrift Supervision (OTS) regulations.

   Additional regulatory capital measures include the Tier 1 leverage ratio and the tangible leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 1995, Crestar's Tier 1 leverage ratio was 7.5%. The tangible leverage ratio is calculated by excluding intangibles from both assets and capital and is utilized by the Federal Reserve Board in evaluating proposals for expansion or acquisitions. At December 31, 1995, Crestar's tangible leverage ratio was 7.0%, well within accepted Federal Reserve Board ranges.

   A double leverage ratio of over 100% measures the extent to which the equity capital of subsidiaries is supported by Parent Company debt rather than equity.

Calculated as the investment in its subsidiaries divided by its own equity accounts, Crestar Financial Corporation's double leverage was a comfortable 101.8% at December 31, 1995, compared to 98.6% at December 31, 1994. Financial statement note 22 contains Parent Company financial statements.

   In November 1995, Crestar filed a shelf registration statement with the Securities and Exchange Commission pertaining to the possible future issuance of securities. Under this registration statement, the Corporation may issue in the future up to $150 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.


[graph goes here]

AVERAGE CORE DEPOSIT MIX
     (percent)
                                    1991      1992     1993     1994    1995
Demand Deposits                       16        16       18       17      18
Interest Checking & Money
  Market Deposits                     32        38       39       39      39
Regular Savings Deposits               5         8       11       13      11
Other Domestic Time Deposits          47        38       32       31      32
                                   ------------------------------------------
                                     100       100      100      100     100

NET INTEREST INCOME AND NET INTEREST MARGIN

A fundamental source of Crestar's earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in the levels of interest rates.

   Net interest income in Table 5 is presented on a tax-equivalent basis to enhance the comparability of assets with different tax attributes. This comparability is achieved through increasing interest income on tax-exempt assets by an amount equal to the Federal income taxes which would have been paid had the income been fully taxable. This tax-equivalent adjustment is based on the applicable statutory federal corporate income tax rate and resulted in an increase to pre-tax income from earning assets in 1995, 1994 and 1993 of $11.3 million, $10.9 million and $12.6 million, respectively. On a tax-equivalent basis, net interest income increased $32.6 million or 5% in 1995 following a $57.9 million or 10% rise in 1994. These increases reflect an increase in average earning assets of 4% in 1995 and 10% in 1994.

   The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Corporation's net yield on its earning assets. In 1995 the net interest margin of 4.61% improved four basis points from 4.57% in 1994. Significant items affecting the change in the net interest margin from 1994 to 1995 are summarized in Table 6. Positive influences on the 1995 margin include favorable changes in the composition of balance sheet earning assets and in rates and yields on net earning assets. Changes in balance sheet mix increased the 1995 net interest margin by approximately 24 basis points. Loans as a percentage of total earning assets increased from an average of 69% in 1994 to 77% in 1995, as growth in loans was partially funded from
declining  levels  of  investment   securities.   With  the  exception  of  real
estate-construction loans, every loan category exhibited growth during 1995. Consumer loans, composed of instalment, bank card and real estate-mortgage loans, displayed the most growth in comparison to 1994 balances. Factors influencing this growth included a stable economic environment, Crestar's acquisition activity, and strong marketing efforts. Average balances of real estate-mortgage loans increased by 24%, or $662 million, with instalment loan average balances increasing 18%, or $370 million. Bank card loan average balances were up $427 million in 1995, an increase of 37%. This growth reflects Crestar's strong marketing emphasis, including promotional efforts outside of Virginia, Maryland and Washington, DC.

   The composition of Crestar's sources of funds shifted slightly to higher cost sources during the year, negatively impacting the 1995 net interest margin by 7 basis points. A higher rate environment, with increased competitive pricing for deposits among financial institutions, resulted in decreases in average balances for two categories of lower-yielding deposits. Average balances of regular savings deposits and interest checking deposits during 1995 fell by $180 million and $20 million, respectively, as some customers used these deposits to purchase higher yielding financial instruments like certificates of deposit. Increases in the average balances of domestic time deposits and money market deposit accounts during 1995 were $188 million and $105 million, respectively. Average total deposit levels remained balanced, increasing 2% to $12.5 billion. Average short-term borrowings increased by $227 million, or 15%, during 1995, and represented 12% of Crestar's average total sources of funds for the year.

   An additional positive impact on the net interest margin for 1995 stemmed from changes in interest rates received on earning assets and paid on funding sources. Such changes in interest rates contributed a

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries


TABLE 5  AVERAGE BALANCES, NET INTEREST INCOME AND RATE/VOLUME ANALYSIS (1)

Dollars in millions

      Average Balance                 Yield/Rate
  1995      1994      1993       1995      1994      1993
     $         $         $          %         %         %
 2,993     2,893     2,796       8.42      7.90       7.73   Commercial
   916       806       795       8.56      8.16       7.81   Real estate - income property
   267       289       279      10.29      8.89       7.55   Real estate - construction
 2,411     2,041     1,770       8.95      8.34       8.90   Instalment
 1,571     1,144       702      11.30     11.94      13.67   Bank card
 3,474     2,812     1,900       7.78      7.38       8.00   Real estate - mortgage
- -----------------------------------------------------------------------------------------------------
11,632     9,985     8,242       8.78      8.36       8.55     Total loans - net of unearned income (2)
   983     1,160     2,003       6.25      6.01       6.47   Taxable securities held to maturity
    63        74        99       9.37      9.79      10.53   Tax-exempt securities held to maturity
- -----------------------------------------------------------------------------------------------------
 1,046     1,234     2,102       6.44      6.24       6.66     Total securities held to maturity
 1,678     2,224     1,616       6.55      5.91       5.36   Securities available for sale
   337       639       768       5.99      4.34       3.49   Money market investments
   375       408       429       7.52      7.08       6.87   Mortgage loans held for sale
- -----------------------------------------------------------------------------------------------------
15,068    14,490    13,157       8.28      7.59       7.51     Total earning assets
=====================================================================================================
 1,922     1,943     1,705       2.20      2.22       2.34   Interest checking deposits
 2,883     2,779     2,607       3.87      2.99       2.64   Money market deposit accounts
 1,414     1,594     1,289       2.76      2.68       2.85   Regular savings deposits
 4,033     3,843     3,521       5.12      4.24       4.41   Domestic time deposits
- -----------------------------------------------------------------------------------------------------
10,252    10,159     9,122       3.89      3.27       3.30     Total interest-bearing core deposits
    73        59        47       5.39      4.43       4.38   Certificates of deposit $100,000 and over
 1,747     1,520     1,545       5.74      4.26       3.13   Short-term borrowings
- -----------------------------------------------------------------------------------------------------
 1,820     1,579     1,592       5.73      4.27       3.17     Purchased liabilities
   696       589       463       7.18      6.59       7.13     Long-term debt
- -----------------------------------------------------------------------------------------------------
12,768    12,327    11,177       4.33      3.55       3.44     Total interest-bearing liabilities
 2,300     2,163     1,980                                   Other sources - net
- -----------------------------------------------------------------------------------------------------
15,068    14,490    13,157       3.67      3.02       2.92     Total sources of funds
- -----------------------------------------------------------------------------------------------------
                                 4.61      4.57       4.59   Net Interest Margin/Income
=====================================================================================================

1 Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate, exclusive of the alternative minimum tax and nondeductible interest expense, and the tax-equivalent adjustment to interest income was $11.3 million, $10.9 million and $12.6 million in 1995, 1994 and 1993, respectively

2 Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis positive impact of 3 basis points in comparison to 1994 average interest rates. During 1995, actions taken by the Federal Reserve Bank to increase short-term interest rates were not accompanied immediately by corresponding increases in rates on deposits. This resulted in an environment where loan and investment yields generally increased at a faster pace than the rates paid on Crestar's sources of funds. Yields on average earning assets rose 69 basis points from the prior year, totaling 8.28% in 1995 versus 7.59% in 1994. Earning asset categories of securities available for sale, securities held to maturity, money market investments and mortgage loans held for sale all exhibited higher average yields in 1995. The average yield on Crestar's loan portfolio rose from 8.36% in 1994 to 8.78% in 1995, an increase of 42 basis points. With the exception of yields on bank card loans, which were affected by aggressive marketing programs, all loan categories exhibited higher yields in 1995 in comparison to the prior year. Real estate-mortgage, instalment and commercial loans, which combined represented over 75% of Crestar's average loan portfolio during 1995, had average yield increases of 40, 61 and 52 basis points, respectively. Marketing programs resulted in a modest decline in the average rate earned on bank card loans, from 11.94% in 1994 to 11.30% in 1995. Crestar's core deposits were a benefit to the Corporation's net interest margin during this period of rising yields on earning assets. During 1995, average yields on interest

                                                       Income/Expense (3)
                                                 1995        1994        1993
In Thousands
                                                     $           $           $
Commercial                                     252,147     228,608     216,038
Real estate - income property                   78,459      65,779      62,082
Real estate - construction                      27,492      25,672      21,120
Instalment                                     215,800     170,158     157,577
Bank card                                      177,440     136,631      95,923
Real estate - mortgage                         270,427     207,619     152,021
- -------------------------------------------------------------------------------
  Total loans - net of unearned income (2)   1,021,765     834,467     704,761
Taxable securities held to maturity             61,394      69,693     129,600
Tax-exempt securities held to maturity           5,943       7,257      10,478
- -------------------------------------------------------------------------------
  Total securities held to maturity             67,337      76,950     140,078
Securities available for sale                  109,927     131,520      86,590
Money market investments                        20,202      27,780      26,784
Mortgage loans held for sale                    28,145      28,854      29,531
- -------------------------------------------------------------------------------
  Total earning assets                       1,247,376   1,099,571     987,744
===============================================================================
Interest checking deposits                      42,279      43,143      39,820
Money market deposit accounts                  111,493      83,202      68,772
Regular savings deposits                        39,023      42,718      36,758
Domestic time deposits                         206,307     162,794     155,270
- -------------------------------------------------------------------------------
  Total interest-bearing core deposits         399,102     331,857     300,620
Certificates of deposit $100,000 and over        3,916       2,600       2,043
Short-term borrowings                          100,365      64,836      48,387
- -------------------------------------------------------------------------------
  Purchased liabilities                        104,281      67,436      50,430
  Long-term debt                                49,916      38,756      33,056
- -------------------------------------------------------------------------------
  Total interest-bearing liabilities           553,299     438,049     384,106
Other sources - net
- -------------------------------------------------------------------------------
  Total sources of funds                       553,299     438,049     384,106
- -------------------------------------------------------------------------------
Net Interest Margin/Income                     694,077     661,522     603,638
===============================================================================

                                                     1995 vs. 1994

                                             Increase        Change due to (4)
                                            (Decrease)       Rate (5)   Volume

                                                    $            $           $
Commercial                                      23,539      15,648       7,891
Real estate - income property                   12,680       3,740       8,940
Real estate - construction                       1,820       3,749      (1,929)
Instalment                                      45,642      14,701      30,941
Bank card                                       40,809      (9,279)     50,088
Real estate - mortgage                          62,808      14,088      48,720
- --------------------------------------------------------------------------------
  Total loans - net of unearned income 2       187,298      50,377     136,921
Taxable securities held to maturity             (8,299)      2,305     (10,604)
Tax-exempt securities held to maturity          (1,314)       (263)     (1,051)
- --------------------------------------------------------------------------------
  Total securities held to maturity             (9,613)      2,063     (11,676)
Securities available for sale                  (21,593)     10,737     (32,330)
Money market investments                        (7,578)      5,554     (13,132)
Mortgage loans held for sale                      (709)      1,648      (2,357)
- --------------------------------------------------------------------------------
  Total earning assets                         147,805     104,202      43,603
================================================================================
Interest checking deposits                        (864)       (412)       (452)
Money market deposit accounts                   28,291      25,152       3,139
Regular savings deposits                        (3,695)      1,135      (4,830)
Domestic time deposits                          43,513      35,701       7,812
- --------------------------------------------------------------------------------
  Total interest-bearing core deposits          67,245      64,223       3,022
Certificates of deposit $100,000 and over        1,316         693         623
Short-term borrowings                           35,529      25,843       9,686
- --------------------------------------------------------------------------------
  Purchased liabilities                         36,845      26,545      10,300
Long-term debt                                  11,160       4,093       7,067
- --------------------------------------------------------------------------------
  Total interest-bearing liabilities           115,250      99,545      15,705
Other sources - net
- --------------------------------------------------------------------------------
  Total sources of funds                       115,250      97,739      17,511
- --------------------------------------------------------------------------------
Net Interest Margin/Income                      32,555       6,463      26,092
================================================================================

                                                  1994 vs. 1993
                                           Increase     Change due to (4)
                                          (Decrease)    Rate (5)  Volume

                                                  $         $           $
Commercial                                   12,570     5,177       7,393
Real estate - income property                 3,697     2,883         814
Real estate - construction                    4,552     3,865         687
Instalment                                   12,581   (11,640)     24,221
Bank card                                    40,708   (18,531)     59,239
Real estate - mortgage                       55,598   (17,102)     72,700
- --------------------------------------------------------------------------------
  Total loans - net of unearned income (2)  129,706  (18,318)    148,024
Taxable securities held to maturity         (59,907)   (5,279)    (54,628)
Tax-exempt securities held to maturity       (3,221)     (609)     (2,612)
- --------------------------------------------------------------------------------
  Total securities held to maturity         (63,128)   (5,292)    (57,836)
Securities available for sale                44,930    12,299      32,631
Money market investments                        996     5,491      (4,495)
Mortgage loans held for sale                   (677)      824      (1,501)
- --------------------------------------------------------------------------------
  Total earning assets                      111,827    12,231      99,596
================================================================================
Interest checking deposits                    3,323    (2,232)      5,555
Money market deposit accounts                14,430     9,902       4,528
Regular savings deposits                      5,960    (2,749)      8,709
Domestic time deposits                        7,524    (6,854)     14,378
- --------------------------------------------------------------------------------
  Total interest-bearing core deposits       31,237    (3,110)     34,347
Certificates of deposit $100,000 and over       557        30         527
Short-term borrowings                        16,449    17,229        (780)
- --------------------------------------------------------------------------------
  Purchased liabilities                      17,006    17,414        (408)
  Long-term debt                              5,700    (3,181)      8,881
- --------------------------------------------------------------------------------
  Total interest-bearing liabilities         53,943    14,305      39,638
Other sources - net
- --------------------------------------------------------------------------------
  Total sources of funds                     53,943    14,898      39,045
- --------------------------------------------------------------------------------
Net Interest Margin/Income                   57,884    (2,667)     60,551
================================================================================

3 Includes tax-equivalent net loan fees of $3.5 million, $5.1 million and $6.0 million for 1995, 1994 and 1993, respectively.

4 Variances are computed on a line-by-line basis and are non-additive.

5 Variances caused by the change in rate times the change in balances are allocated to rate checking deposits declined 2 basis points, with yields on regular savings deposits increasing 8 basis points. The average rate period on all interest-bearing deposits during 1995 was 3.89%, in comparison to 3.27% in 1994.

Off-balance sheet hedging activities (primarily interest rate swaps) had a detrimental impact on Crestar's 1995 margin when compared to 1994. Many of these hedges, which had a beneficial impact in the recent declining interest rate environment, had the opposite effect in the rising rate environment. Total off-balance sheet interest rate hedges negatively impacted net interest income by $6.5 million in 1995, which was composed of a $5.9 million reduction in interest income and a $0.6 million increase in interest expense, based on the underlying asset or liability being hedged. The detrimental impact on 1995's net interest margin equated to 4 basis points. In 1994, the comparable impact of a hedging activity was an increase to Crestar's total interest income of $16.8 million and a decrease to interest expense of $1.3 million, which represented a positive impact on that year's net interest margin of 13 basis points. During 1993, off-balance sheet hedges increased income by $33.5 million and decreased interest expense by $1.0 million, positively impacting the Corporation's 1993 net interest margin by 26 basis points.

    Lower levels of nonperforming assets in 1995 had a favorable impact on the net interest margin of approximately one basis point. Additional income of

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation and Subsidiaries

TABLE 6   ANALYSIS OF NET INTEREST MARGIN

                                                                                       Percent of Average
                                                                     Margin Change       Earning Assets
                                                                                         1995       1994
1994 Net Interest Margin                                                4.57%
Earning Asset Mix:                                                        24 bp
  Loans - net of unearned income                                                         77.2%      68.9%
  Securities held to maturity and securities available for sale                          18.1       23.9
  Money market investments                                                                2.2        4.4
  Mortgage loans held for sale                                                            2.5        2.8
Funding Mix:                                                              (7)
  Interest-bearing core deposits                                                         68.0       70.1
  Purchased liabilities                                                                  12.1       10.9
  Long-term debt                                                                          4.6        4.1
  Other sources - net                                                                    15.3       14.9
Decreased nonperforming assets                                             1
Off-balance sheet hedges                                                 (17)
Interest rate changes                                                      3
- -------------------------------------------------------------------------------------------------------------
  Net Interest Margin Net Change                                           4 bp
- -------------------------------------------------------------------------------------------------------------
1995 Net Interest Margin                                                4.61%
=============================================================================================================

approximately $15.1 million for 1995 and $13.4 million for 1994 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and not deemed nonaccrual, due to an assessment of collectibility (see "Nonperforming Assets and Other Risk Elements).

   Purchase acquisitions completed during 1995 added over $13 million to Crestar's 1995 net interest income. While the four acquisitions in the aggregate were accretive to the Corporation's net interest income and earnings per share for 1995, they had a slightly negative impact on Crestar's net interest margin for the year. This was primarily due to their aggregate concentrations of proportionally lower yielding real estate mortgage loans and short-term investments, when compared to Crestar's overall earning asset composition.

   From 1993 to 1994, the net interest margin fell slightly, moving from 4.59% in 1993 to 4.57% in 1994. This reduction reflected declining income from hedging activity and changes in Crestar's funding sources towards higher-yielding deposit categories. These factors were partially offset by favorable changes in the earning asset mix. Average loans as a percentage of earning assets increased from 63% in 1993 to 69% in 1994. Table 5 presents a comparison of the earning assets and sources of funds for these two years. All balances and yields reflect the pooling of interests combination with Loyola.

NONINTEREST INCOME

Noninterest income increased 11% in 1995, following a 5% increase in 1994. Excluding securities gains and losses, noninterest income in 1995 increased $20.7 million or 8% over 1994, compared with a 1994 increase of $25.6 million or 10% over 1993. The 1995 increase resulted from growth in the noninterest income categories of bank card-related fee income, trust and investment advisory income and service charges on deposit accounts. Reflecting promotional activities and increased merchant fee volume, bank card-related fee income increased by $7.9 million, or 20%, during 1995. Despite a higher interest rate environment during 1995 in comparison to 1994, mortgage origination income totaled $10.7 million in 1995, compared to $10.3 million in 1994. Gains on sales of mortgage servicing rights totaled $11.0 million in 1995, versus gains of $18.7 million recorded in the previous year. Mortgage servicing income fell slightly in 1995 to $15.9 million, from $16.9 million in 1994. Crestar's loan servicing portfolio was $10.9 billion at December 31, 1995, compared to $9.5 billion at year-end 1994.

    Service charges on deposit accounts increased 7%, or $5.6 million, from 1994 levels, reflecting growth in deposit accounts. Automated teller machine income continues to be a growing source of noninterest income, due to a significant increase in usage by banking customers. Such income experienced an increase of 36% in 1995, totaling $14.8 million in


TABLE 7    NONINTEREST INCOME

In thousands                               1995           1994           1993          1992           1991
Service charges on deposit accounts    $ 89,379       $ 83,824       $ 80,237      $ 74,684       $ 58,796
Trust and investment advisory            60,645         55,609         57,440        51,007         48,322
Bank card-related                        47,579         39,655         27,599        23,187         22,694
Mortgage servicing - net                 15,924         16,949          7,557        12,398         13,333
Mortgage origination - net               10,659         10,336         22,472        18,153         10,859
Automated teller machine fees            14,794         10,913          9,585         8,046          5,463
Trading account activities                2,530          1,069          4,415         6,880          8,295
Commissions on letters of credit          4,805          5,575          7,712         5,460          6,683
Safe deposit box rentals                  3,720          3,537          2,239         3,282          3,033
Annuities                                 8,414          7,950          5,746         4,082          2,529
Mutual funds                              3,170          2,673          3,379         1,104            224
Insurance                                 3,138          2,581          2,512         2,454          2,734
Gain on sale of mortgage
  servicing rights                       11,000         18,732          3,600         1,761              -
Gain on pension settlement                4,340              -              -             -          2,236
Miscellaneous                            10,658         10,609          9,944         8,420         10,424
Securities gains (losses)                (2,213)       (10,776)         2,084         6,463         48,165
- ------------------------------------------------------------------------------------------------------------
  Total noninterest income             $288,542       $259,236       $246,521      $227,381       $243,790
============================================================================================================


1995 compared to $10.9 million in 1994. Trust and investment advisory income increased $5.0 million or 9% from 1994. At year-end 1995, trust assets held by Crestar's Trust and Investment Management Group approximated $35 billion, and assets under management totaled $11 billion. During 1995 Crestar recorded a gain of $4.3 million from the annuitization of certain of its pension obligations.

   Other noninterest income for 1995 includes net losses of $2.2 million from disposal of equipment, of which $2.1 million were related to the Loyola merger. Also, Crestar will periodically sell or close selected banking offices. Losses on branch and office disposals associated with the Loyola merger totaled $3.7 million, with net gains on other branch closings and sales (including sale of related branch deposit accounts) totaling $3.5 million during 1995. These balances are included in miscellaneous noninterest income in Table 7. At year end 1995 Crestar operated 377 banking offices.

NONINTEREST EXPENSE

Noninterest expense increased $19.7 million or 3% in 1995 following an increase of $37.9 million or 7% in 1994. Excluding the impact of foreclosed properties expense, noninterest expense increased 4% in 1995 and 13% in 1994. Aggregate 1995 noninterest expenses were below 1994 levels before the effects of acquisitions. Increases in 1994 also reflect substantial acquisition activity in that year, coupled with expenses incurred in expanding bank card lending.

   With the consummation of the merger with Loyola in the fourth quarter of 1995, Crestar incurred approximately $18.4 million in nonrecurring noninterest expenses. These merger-related expenses included severance and other personnel costs of $11.3 million, professional fees of approximately $3.6 million and outside data services expense of $1.2 million. Additional noninterest expenses arising from the four purchase acquisitions completed in 1995 totaled approximately $16.3 million.

   Foreclosed properties expense declined from $2.2 million in 1994 to a net recovery of $4.7 million in 1995. Many sectors of the commercial real estate market experienced improvement during 1994 and 1995. Adjustments to the allowance for foreclosed properties included a net credit provision expense of $3.9 million in 1995, compared to a provision for foreclosed properties expense of $1.1 million in 1994. Net gains of $3.9 million from the sale of foreclosed properties were recorded in 1995, compared to net gains of $3.7 million in 1994. Operating expenses and professional fees associated with foreclosed properties also were lower in 1995 in comparison to the prior year.

     During the third quarter of 1995, Crestar's deposit insurance assessments on deposits insured by the FDIC's Bank Insurance Fund (BIF) decreased from 0.31% to 0.04%, on an annualized basis. The decrease was retroactive to June 1995. The assessments for deposits insured under the Savings Association Insurance Fund (SAIF) of the FDIC remained

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries


TABLE 8    NONINTEREST EXPENSE

In thousands                               1995           1994           1993          1992           1991
Salaries                               $272,553       $264,161       $234,061      $212,770       $194,289
Benefits                                 67,887         65,112         51,247        43,866         37,490
- -----------------------------------------------------------------------------------------------------------
  Total personnel                       340,440        329,273        285,308       256,636        231,779
Occupancy - net                          48,650         47,084         42,777        39,878         36,875
Equipment                                31,301         29,144         27,817        27,587         27,866
Communications                           30,597         27,380         23,041        21,176         20,166
Stationery, printing and supplies        10,169          9,592          8,680         7,994          6,926
Professional fees and services           19,504         15,310         15,829        18,050         15,584
Loan expense                              8,532         10,081          9,012         8,580          5,797
FDIC premiums                            21,650         28,494         25,559        24,531         21,654
Advertising and marketing                15,998         22,011         15,344        10,477          9,403
Transportation                            6,656          6,601          6,123         6,004          5,983
Outside data services                    25,216         22,619         18,532        15,483         14,773
Bank franchise tax                        3,789          3,199          2,810         2,845          3,330
Amortization of purchased intangibles    13,934          6,317         10,941         9,278          8,647
Miscellaneous                            47,685         40,470         35,460        39,676         26,587
- -----------------------------------------------------------------------------------------------------------
  Subtotal                              624,121        597,575        527,233       488,195        435,370
Foreclosed properties                    (4,687)         2,153         34,561        65,377         12,265
- -----------------------------------------------------------------------------------------------------------
  Total noninterest expense            $619,434       $599,728       $561,794      $553,572       $447,635
===========================================================================================================


unchanged. Due to the change in BIF assessments, FDIC premium expense declined from the previous year, falling from $28.5 million in 1994 to $21.7 million in 1995.

   Total capital expenditures for 1995, 1994 and 1993 were approximately $74 million, $53 million and $58 million, respectively. The 1995 figure included expenditures for branch and office refurbishments, new branch computer technology, and construction outlays for a new headquarters building for Crestar Mortgage Corporation (CMC). Capital expenditures in 1996 are anticipated to approximate $110 million. Of this amount, approximately $35 million will be incurred for the initial stages of construction of a five-story office building to be built adjacent to the CMC headquarters building. Total capital expenditures for this building should approximate $65 million over a two-year period.

INCOME TAXES

In 1995, Crestar's income tax expense was $112.6 million, up from $95.6 million in 1994 and $71.1 million in 1993. The effective tax rates for 1995, 1994 and 1993 were 38.5%, 34.2% and 31.8%, respectively. The 1995 increase in the effective tax rate was primarily attributable to recording the $10.6 million tax charge associated with recapture of the tax bad debt reserves of Loyola's thrift subsidiary. In addition, higher provisions for state income taxes and higher amortization of nondeductible goodwill, contributed to the increase in the effective tax rate for 1995. The increase in Crestar's effective tax rate from 1993 to 1994 was attributable to a favorable deferred tax adjustment recorded in 1993, which reflected an increase in net deferred tax assets due to provisions of the Omnibus Budget Reconciliation Act of 1993.

   Deferred tax assets and liabilities are based on the differences between financial statement and tax bases of assets and liabilities. The tax effects of these differences are measured using enacted tax rates that will be effective for the period during which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if, and to the extent, it is more likely than not that the deferred tax assets will not be fully realized. In management's judgment, no valuation allowance was necessary at December 31, 1995 and 1994. Deferred tax expense is measured by the change in the net deferred tax assets or liabilities for the period.

LIQUIDITY AND INTEREST SENSITIVITY

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and investments, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's objectives include optimizing net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities and customer needs. General strategies to accomplish these objectives include maintaining a strong balance sheet,
maintaining adequate core deposit  levels,   accepting   manageable   interest
rate  risk,   adhering  to conservative  financial  management  principles and practicing  prudent dividend policies.

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 64% of total funding sources at December 31, 1995. As an additional indication of adequate liquidity, securities available for sale represented 20%, and money market investments represented 3%, of Crestar's total earning assets at December 31, 1995.

   Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committee. The committee establishes a limit on the net interest income at risk for an appropriate planning period, generally ranging from eight to eighteen months. At year-end 1995, the limit established by ALCO was 5% of the next twelve-months projected net interest income. The level of risk exposure taken is based on an assessment of the market environment, and will vary from period to period.

   The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. An eight to eighteen month net interest income forecast is prepared regularly based on a consensus interest rate forecast, in addition to high and low interest rate scenarios. The time period evaluated is linked to the current planning horizon. The high and low interest rate scenarios represent a reasonable range of interest rates. By its nature the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and speeds. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the effects of interest rate caps and floors, and variances in the level of prepayment rates on loans and securities as a function of interest rates. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. At year-end 1995 Crestar's projection of pre-tax earnings at risk, as a percentage of the next twelve month's projected net interest income under a consensus interest rate scenario, is approximately 3.1% for a high interest rate scenario and 1.0% for a falling interest rate scenario. These projections were well within Crestar's 5.0% limit for interest sensitivity at year-end 1995, and indicate a sufficient liquidity position, and acceptable operating environment, under the high, low and consensus interest rate scenarios.

   A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using statistical rate simulation techniques. The banking industry and its regulatory authorities are moving toward a market value method of interest sensitivity assessment. Crestar has been developing this tool and is incorporating it as another component of interest rate risk management to supplement the results achieved through net interest income simulations. However, the process of modeling valuation risk is still relatively new to the financial industry, and the measurement and interpretation process for market valuation models is still in a developmental stage. A sub-committee of ALCO monitors the results of these development activities.

   Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 9, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 1995. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $2.9 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

    While most assets and liabilities reprice either at maturity or in accordance with their contractual terms, some demonstrate characteristics that require adjustments to more accurately reflect their repricing behavior or value to the Corporation. Table 9 presents interest sensitivity on an adjusted basis to reflect these

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

[graph goes here]

EARNING ASSET MIX
($ in millions)
                                          December 31, 1995
Mortgage Loans Held For Sale                 4%    $   688.2
Money Market Investments                     3%    $   516.3
Securities Held To Maturity &
    Securities Available For Sale           21%    $ 3,316.8
Loans                                       72%    $11,806.4
                             TOTAL                 $16,327.7


[graph goes here]

FUNDING MIX
($ in millions)

                                            December 31, 1995
Long-Term Debt                                4%      $   671.3
Other Sources-Net                            18%      $ 2,841.5
Purchased Funds                              14%      $ 2,343.6
Interest-Bearing Core Deposits               64%      $10,471.3
                             TOTAL                    $16,327.7

characteristics. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in interest rates on consumer deposits with no stated maturity (interest checking, money market and regular savings deposits) to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than other funding sources, such as short-term borrowings, to movements in market interest rates. For example, the beta adjustment for interest checking in Table 9 demonstrates that for any given increase or decrease in the prime loan rate, Crestar expects the interest rates paid on interest checking deposits will reprice much slower, in both a rising and falling rate environment, than the prime rate. This is an industry wide characteristic of interest checking deposits that Crestar must address for a more accurate gap analysis. The beta adjustments, therefore, are used to quantify these deposits as a source of funds that are less sensitive to interest rate changes than indicated by their variable rate characteristics.

   In addition to beta adjustments, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's demand deposit balances to the level of interest rates. In periods of rising interest rates, average balances of non-interest bearing demand deposits will decrease (all other factors being constant) as customers become more sensitive to reducing debt or converting demand deposit balances to interest bearing accounts. On a cumulative twelve-month basis, Crestar had an asset sensitive "adjusted gap" at December 31, 1995, with a $104 million excess of interest-sensitive uses of funds over sources of funds. This generally indicates a relatively neutral interest sensitivity, in comparison to the level of total earning assets of $16.3 billion.

   Each of the above three tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which could have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds.

   Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. The majority of Crestar's outstanding derivative instruments at December 31, 1995 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure. Crestar's direct credit exposure is generally limited to the estimated replacement cost of those instruments in a gain position. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered an acceptable risk. In addition, Crestar may demand


TABLE 9    INTEREST SENSITIVITY ANALYSIS

December 31, 1995
In millions                                            Maturity/Rate Sensitivity

                                           0-3         3-6        6-12       one to         over
USE OF FUNDS                              months      months     months    five years    five years    Total
Loans:
  Commercial                           $ 2,282.0   $    36.9   $    71.6  $    75.7      $  636.0   $ 3,102.2
  Real estate - income property            359.2        22.4        33.8       28.4         430.6       874.4
  Real estate - construction               170.6        29.1        43.6        3.4          15.6       262.3
  Instalment                             1,152.8       160.8       274.0      359.1         785.9     2,732.6
  Bank card                                210.1       495.6       181.5      479.3         320.2     1,686.7
  Real estate - mortgage                   185.9       283.5       439.3      909.9       1,329.6     3,148.2
Securities held to maturity                  3.4         2.8         3.6        5.5          70.1        85.4
Securities available for sale              550.7       230.4       184.4      332.4       1,933.5     3,231.4
Money market investments                   511.3          .1         4.9          -             -       516.3
Mortgage loans held for sale               688.2           -           -          -             -       688.2
- --------------------------------------------------------------------------------------------------------------
  Total earning assets                   6,114.2     1,261.6     1,236.7    2,193.7       5,521.5    16,327.7
Interest sensitivity hedges on assets     (450.0)     (650.0)          -          -       1,100.0           -
- --------------------------------------------------------------------------------------------------------------
  Total uses                           $ 5,664.2   $   611.6   $ 1,236.7  $ 2,193.7      $6,621.5   $16,327.7
==============================================================================================================
SOURCES OF FUNDS
Interest checking deposits             $ 1,984.6   $       -   $       -  $       -      $      -   $ 1,984.6
Money market deposit accounts            2,991.1           -           -          -             -     2,991.1
Regular savings deposits                 1,310.9           -           -          -             -     1,310.9
Domestic time deposits                     394.1       582.9       842.0      924.4       1,441.3     4,184.7
Certificates of deposit
  $100,000 and over                         81.5        12.3        11.2        5.6           5.7       116.3
Short-term borrowings                    2,049.1        32.4       145.8          -             -     2,227.3
Long-term debt                                .2           -         3.2        5.5         662.4       671.3
- --------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities     8,811.5       627.6     1,002.2      935.5       2,109.4    13,486.2
Other sources - net                            -           -           -          -       2,841.5     2,841.5
Interest sensitivity hedges on liabilities     -       (40.0)          -          -          40.0           -
- --------------------------------------------------------------------------------------------------------------
  Total sources                        $ 8,811.5   $   587.6   $ 1,002.2  $   935.5      $4,990.9   $16,327.7
==============================================================================================================
Cumulative maturity/rate
  sensitivity gap                      $(3,147.3)  $(3,123.3)  $(2,888.8) $(1,630.6)     $      -   $       -
==============================================================================================================
ADJUSTMENTS
Beta adjustments:
  Interest checking (beta factor .18)  $ 1,627.3
  Money market accounts
    (beta factor .55)                    1,346.0
  Regular savings (beta factor .12)      1,155.1
Demand deposit sensitivity              (1,135.8)
- --------------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivity gap                       $ (154.7)  $  (130.7)  $   103.8  $ 1,362.0      $      -   $       -
==============================================================================================================


collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at
December 31, 1995,  nor has Crestar ever experienced   any   charge-offs
related to the credit risk of derivative transactions. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio. Such simulation techniques
(see above) can confirm that the interest rate "spread" between floating rate loans converted to fixed rates, and the fixed rate deposits utilized to fund the loans, remains relatively constant given a change in prime rates or the London Interbank Offered Rates (LIBOR).

     The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

TABLE 10    OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS (1)


December 31, 1995                                Weighted  Average
                                                  Average    Fixed   Estimated
Dollars in thousands                Notional     Expected  Receive        Fair
                                     Balance     Maturity     Rate       Value      Comments
INTEREST RATE CONVERSIONS
  Generic interest rate swaps     $1,200,000     3.0 yrs.    5.91%               Notional amounts of
    Carrying amount (2)                                               $   (62)   $750 million, $250
      Commercial loan program                                                    million and $200 million
        Unrealized gross gains                                          8,557    convert floating rate
      Instalment loan program                                                    commercial, instalment
        Unrealized gross gains                                          3,513    and real estate mortgage
      Real estate mortgage loan                                                  loans, respectively, to
        program                                                                  fixed rate. Floating rates
        Unrealized gross gains                                          1,408    paid tied to LIBOR.
                                                                       ------
      Estimated fair value                                             13,416
                                                                       ------
  Interest rate caps                  40,000     1.7 yrs.    5.88% (3)           Minimize interest rate
    Carrying amount (2)                                                     8    risk associated with
    Unrealized gross gains                                                143    rising rates on floating
      Estimated fair value                                                ---    rate money market
                                                                          151    deposits. Tied to LIBOR.
                                                                          ---
HEDGES OF LENDING COMMITMENTS
  Forward contracts                  547,790      .1 yrs.    n/a                 Hedges of residential
    Unrealized gross losses                                            (6,076)   mortgage lending
      Estimated fair value                                             -------   commitments.
      Total hedges against                                             (6,076)
                                  ----------                          -------
        interest rate risk        $1,787,790                          $ 7,491
=============================================================================================================

1 Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities

2 Includes any accrued interest receivable and or payable balances, and unamortized premiums paid for interest rate caps and floors

3 Represents average strike rate. For interest rate caps purchased, Crestar will receive interest if a specified market index rate rises above a fixed strike rate during the term of the contract. Any interest received is based on the difference between a higher index interest rate and the contractual cap rate, applied to the underlying notional balance. No interest payments are received if the index rate remains below the cap rate.

n/a - Not applicable

LIBOR - London Interbank Offered Rates

where Crestar simply acts as an intermediary) was $1.24 billion at December 31, 1995. Forward contracts with a notional balance of $548 million, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at December 31, 1995, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $1.8 billion at year-end 1995. Maturities on such instruments ranged from 2 months to 4.9 years. Tables 10, 11 and 12 present information regarding the fair values, maturity, average rates and activity for 1995 for these off-balance sheet derivative instruments. The net unrealized gains on these instruments totaled $7.5 million as of December 31, 1995, which was composed of gross unrealized gains of $13.6 million and gross unrealized losses of $6.1 million. At December 31, 1994, derivatives used as hedges of interest rate risk had gross unrealized gains of $0.4 million and gross unrealized losses of $95.6 million, and at December 31, 1993, such derivatives had gross unrealized gains of $25.9 million and gross unrealized losses of $1.4 million. Financial statement note 23 also contains additional information pertaining to these types of agreements.

   During the course of 1995, Crestar terminated prior to maturity certain interest swaps, caps and floors being utilized as hedges against interest rate risk. Gains and losses upon termination, which were not material, are included in securities gains and losses in the consolidated statement of income. The Corporation had no unamortized deferred gain or loss at year-end 1995 from terminated instruments. The terminations reflect decisions by ALCO to refine

TABLE 11    OFF-BALANCE SHEET DERIVATIVES--EXPECTED MATURITIES (1)

December 31, 1995


Dollars in thousands                              Within           One to        Three to
                                                One Year      Three Years      Five Years            Total
INTEREST RATE CONVERSIONS
  Generic interest rate swaps:
    Notional amount                             $100,000         $600,000        $500,000       $1,200,000
    Average fixed receive rate                      6.32%            5.69%           6.08%            5.91%
    Estimated fair value                        $     80         $  4,081        $  9,255       $   13,416

  Interest rate caps
    Notional amount                             $  5,000         $ 30,000        $  5,000       $   40,000
    Average strike rate                             5.50%            5.92%           6.00%            5.88%
    Estimated fair value                        $     10         $     93        $     48       $      151

HEDGES OF LENDING COMMITMENTS
  Forward contracts:(2)
    Notional amount                             $547,790         $      -        $      -       $  547,790
    Estimated fair value                          (6,076)               -               -           (6,076)

      Total hedges against interest rate risk:
        Notional amount                         $652,790         $630,000        $505,000       $1,787,790
        Estimated fair value                      (5,986)           4,174           9,303            7,491
============================================================================================================

1 Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities

2 Hedges of residential mortgage lending commitments


balance  sheet  management  strategies.  Additional  terminations  of derivative
instruments   prior  to  maturity  may  occur  in  the  future  in  response  to modifications of interest rate risk management strategies.

   Estimated fair values of financial instruments held at December 31, 1995 and 1994 are presented in financial statement note 24. Management is concerned about the comparability of fair value estimates between financial institutions due to the wide range of valuation techniques utilized and the numerous estimates and assumptions that must be made, given the absence of active secondary markets for many financial instruments. This is particularly true for estimated fair values computed for loan portfolios and deposit liabilities. Lack of uniform valuation methodologies introduces a great degree of subjectivity to such fair value estimates.

   A brief description of the methodologies used in computing fair value estimates, and the resulting estimated fair values, are provided in financial statement note 24. Crestar's loan portfolio, which constitutes the Corporation's largest financial instrument asset category, had an estimated fair value of approximately one percent in excess of recorded book value at December 31, 1995. Credit quality trends and the effects of a rising interest rate environment were major factors in the determination of the estimated fair value for net loans. Deposit liabilities payable on short notice or demand, which constituted 68% of Crestar's total deposits at December 31, 1995, were assigned an estimated fair value equal to the balance payable on demand, in accordance with mandatory accounting standards. However, recent purchase transactions of such deposits have generally reflected premiums of approximately 4% to 10% of recorded book value, reflecting the relationship value of such deposits over their projected life and their value as a low cost source of funds.

   Securities held to maturity are carried at amortized cost on the Corporation's Consolidated Balance Sheets, as Crestar has the ability and positive intent to hold these securities to maturity. Trading account securities are carried at fair value as they are intended to be sold in the near term. Securities available for sale are carried at fair value and represent securities not classified as held to maturity or trading account securities. Unrealized gains or losses on securities available for sale are excluded from the Consolidated Statement of Income and reported, net of tax, as a separate component of shareholders' equity. In accordance with Statement of Financial Accounting Standards No. 115, the Corporation's consolidated financial statements for periods prior to January 1, 1994 have not been retroactively changed to conform to current securities classifications.

     In November 1995 the Financial Accounting Standards Board (FASB) issued Financial Accounting Series No 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." As implementation guidance issued subsequent to SFAS 115, the guide

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

TABLE 12    OFF-BALANCE SHEET DERIVATIVES ACTIVITY (1)

In thousands                      Asset Rate Conversions        Liability Rate
                             Interest Rate Swaps                   Conversions     Hedges of
                             Generic    Amortizing      Interest      Interest       Lending
                             Receive       Receive          Rate          Rate       Commit-
                               Fixed         Fixed        Floors          Caps     ments (2)         Total
Balance, January 1, 1995  $  600,000     $ 860,166     $ 200,000     $       -   $   266,439   $ 1,926,605
Additions from
  acquisitions                     -             -             -        45,000             -        45,000
Other additions              900,000             -       250,000       200,000     2,078,871     3,428,871
Terminations                       -      (742,653)     (250,000)     (200,000)            -    (1,192,653)
Maturities/Amortizations    (300,000)     (117,513)     (200,000)       (5,000)   (1,797,520)   (2,420,033)
- ------------------------------------------------------------------------------------------------------------
Balance, December 31,
  1995                    $1,200,000     $       -     $       -     $  40,000    $  547,790   $ 1,787,790
============================================================================================================

1 Includes only off-balance sheet derivative financial instruments related to interest rate risk management  activities
2 Forward contracts hedging residential mortgage lending commitments;
  maturities represent contracts delivered


specifically allowed a company to reassess the appropriateness of the classifications of all securities held at the time of the guide's issuance, and to perform an elective, one-time only transfer of any debt securities from the held to maturity classification to the available for sale classification. Such transfers, if performed no later than December 31, 1995, would not call into question a company's future ability or intent to hold other debt securities to maturity in the future. In connection with the guidance issued by the FASB, Crestar transferred in the fourth quarter of 1995 selected securities from the held to maturity portfolio to the available for sale securities portfolio. At the time of transfer, the securities reclassified had a carrying amount of approximately $966 million and a fair market value of approximately $963 million. The transfer further strengthened the liquidity position of Crestar by increasing the balance of securities available for sale.


TABLE 13    DEBT RATINGS
(AS OF JANUARY 31, 1996)
                              Standard      Thomson
Security             Moody's  & Poor's    BankWatch
8 3/4% Subordinated
  Notes due 2004        Baa1       BBB+          A-
8 1/4% Subordinated
  Notes due 2002        Baa1       BBB+          A-
8 5/8% Subordinated
  Notes due 1998        Baa1       BBB+          A-
Commercial Paper         P-2  Not rated       TBW-1
Crestar Bank
  Deposit Notes:
    Long-Term             A2          A   Not rated
    Short-Term           P-1        A-1       TBW-1
====================================================



   At December 31, 1995, the fair market value of securities classified as available for sale was $3.231 billion. The amortized cost of these securities was $3.214 billion. The net unrealized gain on securities available for sale, net of tax, at December 31, 1995 was $11.1 million. At December 31, 1994, the net unrealized loss on securities available for sale, net of tax, was $36.6 million. The net unrealized gain or loss on securities available for sale, recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market values, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.

   Securities held to maturity at December 31, 1995 had an amortized cost of $85.4 million and a market value of $88.4 million. Unrealized gross gains on such securities at year-end 1995 were $3.1 million, with unrealized gross losses of $0.1 million. No sales of investments classified as securities held to maturity occurred during 1995 or 1994.

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

TABLE 14    ANALYSIS OF SECURITIES HELD TO MATURITY (1)

                                                                                       Average     Average
                                                                                      Expected      Stated
December 31, 1995                           Par    Amortized      Market   Average    Maturity    Maturity
Dollars in thousands                      Value         Cost       Value    Yield2   (Yrs/Mos)   (Yrs/Mos)
Mortgage-backed obligations
  of Federal agencies:
  One to five years                     $   191      $   197     $   205     10.5%
  Five to ten years                      24,515       24,373      25,781      9.4
- -----------------------------------------------------------------------------------------------------------
  Total mortgage-backed
    obligations of Federal agencies      24,706       24,570      25,986      9.4        07/03       08/01
- -----------------------------------------------------------------------------------------------------------
States and political subdivisions:
  Within one year                         4,595        4,561       4,632      9.5
  One to five years                      13,685       13,667      14,115      9.7
  Five to ten years                      10,205       10,134      10,443      7.8
  After ten years                        30,415       30,181      30,976      8.8
- -----------------------------------------------------------------------------------------------------------
  Total states and political
    subdivisions                         58,900       58,543      60,166      8.9        08/07       09/03
- -----------------------------------------------------------------------------------------------------------
Other taxable securities:
  Within one year                             5            5           5      5.5
  Five to ten years                       2,250        2,250       2,249      7.6
- -----------------------------------------------------------------------------------------------------------
  Total other taxable securities          2,255        2,255       2,254      7.6        06/02       06/02
- -----------------------------------------------------------------------------------------------------------
  Total securities held to maturity     $85,861      $85,368     $88,406      9.0%       08/02       08/10
===========================================================================================================

1 Maturity line classifications are based on stated maturity
2 Tax-equivalent basis, based on amortized cost


   In assessing risk in asset-backed securities, bank regulatory authorities have designed tests to determine those securities with the highest risk characteristics. The Federal Financial Institutions Examination Council (FFIEC) has issued regulations, endorsed by the Federal Reserve Bank (FRB) and the Office of the Comptroller of the Currency (OCC), defining a high-risk mortgage security. These regulations define a high-risk mortgage security as any mortgage derivative product (including mortgage backed pass-through securities and collateralized mortgage obligations) that exhibits greater price volatility than a benchmark fixed rate thirty-year mortgage backed pass-through security. The regulations further quantify the characteristics of a high-risk mortgage security through the use of three tests: (a) the mortgage security has an expected weighted average life greater than ten years, (b) the expected weighted average life of the mortgage security extends by more than four years, assuming an immediate and sustained parallel shift in the yield curve of plus 300 basis points, or shortens by more than six years, assuming an immediate and sustained parallel shift in the yield curve of minus 300 basis points, or (c) the estimated change in the price of the mortgage security is more than 17%, due to an immediate and sustained parallel shift in the yield curve of plus or minus 300 basis points. The yield curve relates to interest yields on U.S. Treasury securities of various maturity dates. Floating rate mortgage instruments are subject to the price sensitivity test, but are exempt from the average life and average life sensitivity tests as long as their interest rate at the time purchase, or interest rate reset date, is below the contractual interest rate cap of the floating rate instrument.

   A mortgage backed pass-through security or collateralized mortgage obligation
(CMO) that meets any one of the three tests is considered a high-risk security; securities purchased before February 10, 1992 are exempt from this classification. Institutions must evaluate quarterly that any holdings of high-risk securities reduce the institution's overall interest rate


TABLE 15    SECURITIES OF STATES AND
POLITICAL SUBDIVISIONS BY QUALITY RATING

December 31, 1995
                                Amortized   Percent
Dollars in thousands                 Cost  of Total
Moody's Ratings:
  Aaa                             $44,454      75.9%
  Aa                                6,870      11.7
  A                                 3,328       5.7
  Baa                                 290        .5
  Not rated by Moody's              3,601       6.2
- ----------------------------------------------------
    Total                         $58,543     100.0%
====================================================

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

TABLE 16    ANALYSIS OF SECURITIES AVAILABLE FOR SALE (1)

                                                                                       Average     Average
December 31, 1995                                                                     Expected      Stated
                                            Par    Amortized      Market  Average     Maturity    Maturity
Dollars in thousands                      Value         Cost       Value    Yield (2) (Yrs/Mos)   (Yrs/Mos)
U.S. Treasury and Federal agencies:
  Within one year                    $  186,000   $  186,367  $  187,563      5.3%
  One to five years                     251,000      250,137     250,892      5.3
  Five to ten years                      51,500       51,604      52,215      5.8
- -----------------------------------------------------------------------------------------------------------
  Total U.S. Treasury and
    Federal agencies                    488,500      488,108     490,670      5.3        01/06      01/06
- -----------------------------------------------------------------------------------------------------------
Mortgage-backed obligations
  of Federal agencies:
  Within one year                         5,838        5,875       5,877      6.2
  One to five years                     227,681      230,027     232,601      6.2
  Five to ten years                     428,420      431,113     435,738      6.8
  After ten years                     1,307,867    1,310,104   1,315,801      6.8
- -----------------------------------------------------------------------------------------------------------
  Total mortgage-backed
    obligations of Federal agencies   1,969,806    1,977,119   1,990,017      6.7        07/09      09/06
- -----------------------------------------------------------------------------------------------------------
Other taxable securities:
  One to five years                      60,446       60,338      60,186      5.7
  Five to ten years                     131,667      131,640     136,488      6.0
  After ten years                       377,219      378,521     375,294      6.8
- -----------------------------------------------------------------------------------------------------------
  Total other mortgage-backed
    obligations:                        569,332      570,499     571,968      6.5        04/03      16/01
- -----------------------------------------------------------------------------------------------------------
  Total interest-earning investments  3,027,638    3,035,726   3,052,655      6.5        06/01      10/07
Common and preferred stocks             178,520      178,520     178,734      6.3
- -----------------------------------------------------------------------------------------------------------
  Total securities available
    for sale                         $3,206,158   $3,214,246  $3,231,389      6.5%
===========================================================================================================

1 Maturity line classifications are based on stated maturity
2 Tax-equivalent basis, based on amortized cost


risk profile. The Corporation had no security holdings at December 31, 1995 that met the definition of a high-risk mortgage derivative product, per the FFIEC regulations.

   All investment securities, including mortgage backed pass-through securities, CMO securities and automobile collateralized receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage payments, in addition to the contractual obligation of the issuer to collect and remit such payments to individual security owners. In some respects, such credit risk is similar to the risks incurred by purchasers of corporate bond securities. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. At December 31, 1995 the fair value of Crestar's holdings of mortgage-backed pass-through securities was $2.0 billion, with all but $26.0 million classified as securities available for sale. Crestar's securities available for sale at year-end 1995 also included CMO securities with a fair value of approximately $433 million. See "Uses Of Funds" for a further description of the Corporation's security holdings.

   The Corporation's debt ratings are presented in Table 13. During August 1995, Thomson BankWatch raised its rating on Crestar's subordinated notes from BBB+ to A-.

SOURCES OF FUNDS
Crestar's largest and most important funding source is core deposits, which totaled $13.1 billion at December 31, 1995, an increase of $786 million, or 6%, over December 31, 1994 balances. Average core deposits increased by $196 million or 2% from 1994 to 1995. Demand deposits increased $377 million, or 16%, from year-end 1994 to year-end 1995. Money market deposit accounts and other domestic time deposits increased 9% and 12%, respectively, during this period. These increases reflect successful promotional efforts during 1995, including "Welcome Aboard" campaigns aimed at welcoming customers to

Crestar from acquired financial institutions. Declines were noted in regular savings accounts and, to a lesser degree, interest checking deposits.

   Purchased liabilities represent a relatively small portion of total funding sources and are composed of certificates of deposit of $100,000 and over (large
CDs) and short-term borrowings. Total purchased liabilities increased $470 million from December 31, 1994, reflecting balance sheet growth and management strategies in a changing interest rate environment. At December 31, 1995, approximately 38% of Crestar's purchased funds consisted of funds invested by local customers and, as such, are less volatile than other categories of purchased funds. National sources accounted for approximately 62% of purchased liabilities. At December 31, 1995, Crestar had $1.5 billion in market value of unpledged marketable securities.

   Long-term debt decreased $44 million during 1995, or 6%, reflecting net reductions of Federal Home Loan Bank obligations.

USES OF FUNDS

Total earning assets at December 31, 1995 increased $1.5 billion or 10% from year-end 1994, compared with a 4% increase in the prior year. Average earning assets for 1995 increased $577 million or 4% above the average level of earning assets in 1994. This increase was attributable to the financial institutions acquired in purchase transactions during 1995. In 1995, higher levels of average loans were partially offset by declines in average balances of securities and money market investments.

   Total securities (classified as either held to maturity or available for sale) as of December 31, 1995 increased $406 million or 14% from December 31, 1994. This followed a $1.1 billion or 27% decrease in 1994 from 1993 year-end levels, as strong loan growth during this period was partially funded from maturities and sales of securities. The composition of Crestar's securities portfolio along with related yield and maturity information as of December 31, 1995 are presented in Table 14 (Analysis of Securities Held to Maturity) and
Table 16 (Analysis of Securities Available For Sale). Both average expected maturity and actual stated maturity are shown in these tables. The average expected maturity considers prepayments and amortization, resulting in a more realistic measure of maturities than actual stated maturity.

   The "Other taxable securities" category in Table 16 consists largely of collateralized mortgage obligations and certificates of automobile collateralized receivables. The Corporation's securities portfolio includes investments in both mortgage-backed pass-through securities and collateralized mortgage obligations (CMO). A mortgage-backed pass-through obligation depends on the underlying pool of mortgage loans to provide a stream of cash flows to the investor consisting of both principal and interest payments from the underlying mortgages. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from underlying mortgage pools in order to meet different objectives of investors. The Corporation had approximately $433 million invested in CMO securities (fair market value) at December 31, 1995. The CMO securities held by Crestar are primarily shorter term. Automobile collateralized receivables depend on the underlying pool of automobile installment loans to provide a stream of cash flows, representing principal and interest payments, but typically have a shorter maturity than mortgage pass-through securities. Certain holdings of such collateralized receivables were approximately $10 million (fair market value) at year-end 1995.

   Crestar's holdings of tax-exempt securities have declined over the past five years and management expects that trend to continue as maturities occur within the portfolio. Table 15 presents the distribution of tax-exempt securities by investment grade as determined by Moody's Investors Service. All of the $3.6 million of securities shown as not rated by Moody's at year end are rated A or better by Standard & Poor's. None of Crestar's securities holdings by individual issuer (excluding U.S. Treasury and Federal agencies) exceeded 10% of total shareholders' equity at December 31, 1995.

   During 1995, approximately $1.9 billion (face value) of securities were sold, generating net securities losses of $2.2 million. In 1994, approximately $1.7 billion (face value) of securities were sold at a loss of $10.8 million. All securities sold were from the Corporation's securities available for sale portfolio.

   Money market investments increased by $64 million or 14% from December 31, 1994 to $516 million at December 31, 1995. Year-end money market investment levels reflect an appropriate level of money market investments given liquidity needs and balance sheet management strategies. Average balances of money market investments declined from $639 million in 1994 to $337 million in 1995, reflecting the use of these investments to fund growth in the loan portfolio. Mortgage origination and refinancing activity resulted in a higher level of mortgage loans held for sale at year-end, which increased from $241 million at December 31, 1994 to $688 million at December 31, 1995.

    Total loans net of unearned income increased $565 million, or 5%, from December 31,1994 to December 31, 1995. The comparable increase from year-end 1993 to year-end 1994 was approximately $2.3 billion, or 26%, reflecting a combination of loan

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

TABLE 17    ALLOWANCE FOR LOAN LOSSES


Dollars in thousands                          1995         1994           1993          1992          1991
Beginning balance                      $   232,922  $   225,583     $  220,168    $  224,342    $  163,372
- ----------------------------------------------------------------------------------------------------------
Allowance from acquisitions                  8,353       15,687         22,000         9,700         1,850
- ----------------------------------------------------------------------------------------------------------
Provision for loan losses                   59,570       30,342         51,860       106,307       220,921
- ----------------------------------------------------------------------------------------------------------
Loans charged off:
  Commercial                                 9,004       14,138         28,491        44,224        68,894
  Real estate - income property              1,883       10,903         22,600        17,819        20,611
  Real estate - construction                 1,043          817          5,307        29,970        34,587
  Instalment                                19,923       12,981         15,175        18,969        23,283
  Bank card                                 57,595       28,573         21,064        24,458        26,078
  Real estate - mortgage                     1,303        1,815          2,807         3,820         6,594
- ----------------------------------------------------------------------------------------------------------
    Total loans charged off                 90,751       69,227         95,444       139,260       180,047
- ----------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                 8,282        7,149          9,827         5,348         4,856
  Real estate - income property              5,146        6,187            668           239           456
  Real estate - construction                 3,461        4,389          4,092         1,020            32
  Instalment                                 7,997        7,779          7,351         7,676         8,717
  Bank card                                  4,924        4,676          4,882         4,707         3,612
  Real estate - mortgage                       381          357            179            89           573
- ----------------------------------------------------------------------------------------------------------
    Total recoveries                        30,191       30,537         26,999        19,079        18,246
- ----------------------------------------------------------------------------------------------------------
Net charge-offs                             60,560       38,690         68,445       120,181       161,801
- ----------------------------------------------------------------------------------------------------------
Allowance, December 31:
  Commercial                                51,076       65,031         66,980        89,923        97,928
  Real estate - income property             33,515       32,738         44,350        42,465        35,330
  Real estate - construction                17,040       15,840         16,540        16,540        35,996
  Instalment                                20,929       20,033         21,642        21,609        19,139
  Bank card                                 56,430       27,000         20,000        12,000        11,500
  Real estate - mortgage                    12,772       11,595          8,121         7,631         7,445
  Unallocated                               48,523       60,685         47,950        30,000        17,004
- ----------------------------------------------------------------------------------------------------------
Balance, December 31                   $   240,285  $   232,922     $  225,583    $  220,168    $  224,342
==========================================================================================================
Loans:
  Total at year end                    $11,806,428  $11,241,575     $8,892,954    $7,880,159    $8,679,794
  Average during year                   11,632,399    9,984,727      8,241,881     8,226,866     8,958,583
Net charge-offs to:
  Average total loans                          .52%         .39%           .83%         1.46%         1.81%
  Provision for loan losses                 101.66       127.51         131.98        113.05         73.24
Allowance for loan losses to:
  Year-end loans                              2.04         2.07           2.54          2.79          2.58
  Net charge-offs                             3.97x        6.02x          3.30x         1.83x         1.39x
Net charge-offs earnings coverage             5.81         8.02           4.03          1.87          1.73
==========================================================================================================


growth and bank acquisitions. Period-end loans attributable to 1995 purchase acquisitions (which exclude the Loyola pooling of interests acquisition) were approximately $330 million. Business loan levels were stable in comparison to
year-end 1994 balances,  with an increase in real estate-income property   loans
offset by declines in general commercial and real estate-construction lending. The percentage of business loans to total loans at year-end declined from 38% in 1994 to 36% in 1995. This reduction is the result of strong consumer loan growth in 1995, and the impact of acquisitions activity which was centered on institutions with primarily consumer loan portfolios. Of Crestar's loan growth from year-end 1993 to 1994, approximately $1.0 billion was attributable to purchases of financial institutions during 1994.

    Bank card loans increased $209 million or 14% in 1995 as a result of emphasis on promotional activity and solicitation efforts, including efforts outside Virginia, Maryland and Washington, DC. In 1994,

TABLE 18    LOAN PORTFOLIO ANALYSIS

December 31,

Dollars in millions              1995            1994             1993            1992            1991
                                 $      %         $      %        $      %        $      %        $      %
Business Loans:
  Commercial                 3,102     26     3,206     29    2,927     33    3,014     38    3,483     40
  Real estate -
    income property            874      8       778      7      808      9      783     10      720      8
  Real estate -
    construction               262      2       266      2      319      4      285      4      547      6
- -------------------------------------------------------------------------------------------------------------
    Subtotal -
      business loans         4,238     36     4,250     38    4,054     46    4,082     52    4,750     54
- ------------------------------------------------------------------------------------------------------------
Consumer Loans:
  Instalment                 2,733     23     2,170     19    1,838     20    1,707     22    1,808     21
  Bank card                  1,687     14     1,477     13      976     11      564      7      567      7
  Real estate - mortgage     3,148     27     3,345     30    2,025     23    1,527     19    1,555     18
- -------------------------------------------------------------------------------------------------------------
    Subtotal -
      consumer loans         7,568     64     6,992     62    4,839     54    3,798     48    3,930     46
- -------------------------------------------------------------------------------------------------------------
Total loans - net of
  unearned income           11,806    100    11,242    100    8,893    100    7,880    100    8,680    100
=============================================================================================================



bank card loans increased by $501 million or 51%, which was also attributable to significant sales efforts and promotional activity. Instalment loans increased 26% in 1995, reflecting both acquisitions and internally generated growth in both direct and indirect loans. In 1994, instalment loans increased 18%. In 1995, real estate mortgage loans decreased $197 million or 6% from year end 1994, and totaled $3.1 billion at December 31, 1995. To attain a more diverse and balanced loan portfolio, Crestar sold approximately $107 million in mortgage loans during 1995 (excluding mortgage banking activity). Consumer real estate-mortgage loans represented 27% of the Corporation's total loan portfolio at December 31, 1995, down from 30% at year-end 1994.

TYPES OF LENDING

Crestar's loan portfolio is broadly segmented into commercial and consumer loans.

   The commercial loans are more specifically segmented into loans to corporations, partnerships and sole proprietorships. These loans can have various purposes to include financing working capital, equipment, real estate, and to a lesser degree acquisitions and recapitalizations. Loan types can be either short-term lines of credit, term loans or mortgage financing. Loan maturities are managed such that they are compatible with the maturity structure of the Corporation's sources of funding.

   Due to its concentration, commercial real estate can be further segmented into owner-occupied property, income property and construction. Owner-occupied property is considered to be similar to traditional commercial loans since repayment is primarily from the cash flow of the owner, with the real estate being a secondary repayment source. Income property loans are made to entities or individuals engaged in real estate investment and the primary source of repayment is expected from the rental or sale of the property. Construction loans are to build or develop real estate properties and can be expected to either be refinanced at completion, convert to income property or be owner-occupied. Table 18 shows the various loan categories.

   Consumer loans are comprised of residential real estate, bank card and instalment. Instalment loans represent a broad loan category that can be for various purposes, including car or boat purchases, home improvement, and college tuition among others. Bank card loans are unsecured lines of credit while most of the remainder of consumer loans are secured. Instalment loans have various maturity structures with most maturing within five years. Real estate-mortgage loans are mostly underwritten to maturity, which may extend to 30 years. Most residential real estate loans are underwritten to national market standards and therefore can be securitized and sold into the secondary market.

CREDIT UNDERWRITING
AND RISK MANAGEMENT

Crestar has comprehensive policies and procedures which define and govern both commercial and consumer loan origination and management of risk.

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

All loans are underwritten in an evaluative manner which first measures the borrowers capacity to pay. The measurement of capacity to pay delineates the potential risk of nonpayment or default. The higher potential for default determines the need for and amount of collateral required. Crestar makes unsecured loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such things as amount, terms, price, maturity and collateral margins. All of these risk factors are considered critical to assuring that Crestar receives an adequate return for the risk undertaken and seeks to minimize the risks of loss.

    Commercial loans are generally larger loans than consumer and therefore represent a more concentrated asset class. Crestar effectively manages the risk associated with concentration by having lending professionals work in tandem with credit underwrit-


TABLE 19    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS (REDI)

                                    December 31,
                                -------------------
In millions                        1995        1994
Commercial - developer lines    $ 105.2      $ 98.7
Commercial - other                 51.5        67.5
Real estate - income property     910.2       865.6
Real estate - construction        182.7       234.8
- ---------------------------------------------------
  Total REDI loans             $1,249.6    $1,266.6
===================================================


ing personnel to maintain a balance between growth and risk requirements. To further assess loan portfolio quality, there is a Credit Review group that independently reviews various individual loans and loan segments to assess quality and support the credit management process.

   Crestar's commercial loans are not considered to be concentrated, except those loans to real estate developers and investors (REDI). Diversification is achieved through lending to various industries located within Crestar's market area. This diversification is believed to reduce investment risk associated with changes in economic conditions.

   Due to its concentration and its specialized nature, real estate investment lending is governed by its own distinct policies and procedures. Also, this loan class is mostly underwritten and managed by a specialized division of lending professionals. Underwriting policies delineate such things as concentrations by property type, amount, terms, price and collateral. This loan type is almost entirely collateralized and, as such, market conditions are monitored pro-actively. Key market measurements include absorption rates, vacancy rates, rental rates and loan-to-value ratios. In 1991, the Federal Deposit Insurance Corporation Improvement Act was passed by Congress. This act established guidelines for all types of real estate lending to specifically detail loan-to-value ratios for various types of real estate property. Maximum real estate loan-to-value ratios under these guidelines include 65% for undeveloped
(raw) land, 75% for land development, 80% for commercial, multifamily and other nonresidential construction loans, and 85% for residential (1 to 4 family) construction loans.


TABLE 20    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS--
GEOGRAPHIC DISTRIBUTION AND PROPERTY TYPE


December 31, 1995                                                       Region
                                          ---------------------------------------------------------------
                                Total       Greater
In millions                  Corporation  Washington     Maryland      Eastern      Western       Capital
                             -----------  ----------     --------      -------      -------       -------
Land acquisition and
  development                 $   88.1       $ 41.2       $ 14.0       $ 25.1        $ 3.2         $ 4.6
Residential developments         342.8        132.1        105.0         62.3         36.0           7.4
Commercial projects:
  Office buildings               186.1         98.1         36.7         32.2          9.0          10.1
  Retail stores and malls        211.7        155.5          7.9         25.6         11.5          11.2
  Hotels and motels              122.7         37.6         11.3         41.4         19.8          12.6
  Industrial buildings           133.1         77.1         21.4         13.5          5.7          15.4
- --------------------------------------------------------------------------------------------------------
   Total commercial
      projects                   653.6        368.3         77.3        112.7         46.0          49.3
- --------------------------------------------------------------------------------------------------------
Special use                       65.3         26.4         14.0         16.6          7.3           1.0
Other                             99.8         70.6          8.7         14.2          2.7           3.6
- --------------------------------------------------------------------------------------------------------
  Total REDI loans            $1,249.6       $638.6       $219.0       $230.9        $95.2         $65.9
========================================================================================================

Crestar's policies for loan-to-value are within the parameters established by the act.

   Based upon Standard Industrial Classification codes used for bank regulatory reporting purposes, the Corporation had no aggregate loan concentrations of 10% or more of total loans in any particular industry at year-end 1995. However, under a broader view of the portfolio, Crestar had $1.25 billion in loans outstanding at year-end 1995 to real estate developers and investors (REDI), compared to $1.27 billion at year-end 1994 (see Table 19). The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers or investors. The slight decline in REDI loans in 1995, coupled with growth in consumer lending categories, has led to a decline in REDI loans as a percentage of total loans outstanding, from 11.3% at December 31, 1994 to 10.6% at December 31, 1995. Diversification of the REDI loan portfolio by geographic region and by project type is detailed in Table 20.

   Consumer loans, by their nature and size, are generally not subject to risks associated with concentration. However, a portfolio of a consumer loan type may create concentration risk and therefore portfolios are monitored closely. The underwriting of consumer loans at Crestar is done primarily by two lending groups. The Consumer Finance Group concentrates on instalment and bank card lending, with Crestar's mortgage banking subsidiary, Crestar Mortgage Corporation, handling real estate-mortgage loans. Having two groups is considered to be the most effective approach to cost management and reduction of credit risk. Credit underwriting across product types utilizes the skills of lending professionals and incorporates the use of statistically-based credit-scoring models as well. The underwriting process considers both macro-economic factors, such as interest rates, employment, consumer income, consumer debt and delinquency levels, in conjunction with micro-factors, such as an individual's employment history, payment history, current debt levels and collateral values if applicable. Underwriting guidelines are continually evaluated and subject to modification based upon these factors. Losses in consumer lending are expected and are generally predictable within a given range. Consumer loan types have demonstrated over many years a range of loss that varies by class. For example, residential real estate loss rates are typically the lowest on average, while unsecured bank card loans are on average considerably higher. To compensate for this risk of loss, Crestar establishes its yield expectations for each loan type by considering its historical loss experience and by estimating future losses. Future loss expectations consider prevailing economic and consumer trends, in conjunction with the current product underwriting guidelines.

PROVISION AND
ALLOWANCE FOR LOAN LOSSES

Both the amount of the provision and the level of the allowance for loan losses are effected by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluation of the current level of the allowance. Individual loan-by-loan reviews are performed quarterly on large commercial and real estate exposures in the lower quality risk ratings categories. For the remainder of the portfolio, a formula-based approach is utilized. The formula is determined by a statistical analysis of risk rating movements and loss rates. The formula may be adjusted for changes in the subjective factors listed above. Loan loss allowances for the consumer loan portfolio are also based on historical and anticipated losses and the current and projected characteristics of the different types of consumer loans. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis.

   Total credit costs, which equals the sum of the provision for loan losses and foreclosed properties expense, were $54.9 million in 1995, an increase of $22.4 million or 69% from the $32.5 million in credit costs recorded in 1994. Crestar made provisions for loan losses of $59.6 million in 1995, up $29.2 million or 96% from 1994. The increase in provision expense primarily reflects the significant growth of Crestar's consumer loan balances during this period. Average consumer loan balances for 1995 were $7.5 billion, compared to an average of $4.4 billion for 1993, representing an increase of 71%. In comparison to average balances for 1994, consumer loan balances for 1995 grew by 24%. Instalment and bank card loan balances, which historically carry greater risk (and higher yields) than consumer real estate-mortgage loans, increased 26% and 14%, respectively, from December 31, 1994 to December 31, 1995. Provision expense of $4.5 million was recorded as part of the one-time Loyola merger costs in 1995 to recognize Crestar's accelerated disposition strategy with respect to specific loans in the Loyola portfolio.

   Total credit costs in 1994 of $32.5 million represented a reduction of $53.9 million from the total credit costs recorded in 1993. Crestar experienced a 41% decrease in the provision for loan losses from 1993 to 1994. This decline was attributable to strengthening real estate markets in the Mid-Atlantic region and the strengthening financial condition of

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries


TABLE 21    NONPERFORMING ASSETS AND PAST DUE LOANS

December 31,
Dollars in thousands


Nonaccrual loans:                            1995           1994          1993          1992          1991
  Commercial                              $21,731       $ 28,708      $ 37,788      $ 87,121      $144,830
  Real estate - income property            23,913         21,926        26,572        35,262        37,980
  Real estate - construction                4,712          7,279         5,843         8,506        48,745
  Instalment                                5,425          5,644         3,701         4,577         7,778
  Real estate - mortgage                   19,925         13,532        14,326        18,717        16,714
- ----------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                 75,706         77,089        88,230       154,183       256,047
Restructured loans                              -          8,339         3,208           249        27,005
- ----------------------------------------------------------------------------------------------------------
    Total nonperforming loans (1)          75,706         85,428        91,438       154,432       283,052
Foreclosed properties - net                17,655         30,221        37,268       107,193       116,449
- ----------------------------------------------------------------------------------------------------------
    Total nonperforming assets (1)        $93,361       $115,649      $128,706      $261,625      $399,501
==========================================================================================================
Nonperforming assets (1) to:
  Loans and foreclosed properties - net       .79%          1.03%         1.44%         3.28%         4.54%
  Total assets                                .51            .70           .82          1.81          2.89
Allowance for loan losses to:
  Nonperforming assets (1)                    257            201           175            84            56
  Nonperforming loans (1)                     317            273           247           143            79
Allowance for loan losses plus
  shareholders' equity to
  nonperforming assets (1)                  18.12x         13.21x        11.23x         5.08x         2.90x
==========================================================================================================
Accruing loans past due 90 days:
  Commercial                              $ 5,992        $ 1,608       $ 2,089       $ 3,252       $ 3,364
  Real estate - income property                19          1,071         4,949         1,439           860
  Real estate - construction                  926            198           197            46         3,760
  Instalment
    Student                                 9,101         14,705         7,879         9,057        11,456
    Other                                   3,448          1,368         1,049         2,562         1,701
  Bank card                                20,430         10,831         6,216         7,266         7,935
  Real estate - mortgage                   10,304          5,920         2,809         2,340         3,727
- ----------------------------------------------------------------------------------------------------------
    Total accruing loans past due
      90 days                             $50,220       $ 35,701      $ 25,188      $ 25,962      $ 32,803
==========================================================================================================

1 Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming commercial borrowers in general, following the recessionary climate of previous years.

   Net loan charge-offs in 1995 of $60.6 million were up $21.9 million or 57% from 1994 levels. Net charge-offs as a percentage of average loans were 0.52% in 1995, compared to 0.39% in 1994 and 0.83% in 1993. Business loans experienced net recoveries of $5.0 million in 1995, compared to net charge-offs of $8.1 million in 1994. All categories of business loans displayed historically low levels of loan charge-offs: net charge-offs for commercial loans totaled only $722 thousand for 1995.

   The largest proportion of net loan charge-offs during 1995 occurred in the bank card loan portfolio. Net charge-offs of bank card loans were $52.7 million for 1995, compared to $23.9 million in 1994. The increase in bank card net charge-offs, while largely attributable to the significant growth of Crestar's bank card loan portfolio, reflects current industry-wide trends of adverse payment performance by the consumer as evidenced by a nationwide rise in delinquencies. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 4.05% for the fourth quarter of 1995, compared to 3.53% for the third quarter, 3.11% for the second quarter, and 2.67% for the first quarter of 1995. The ratio for the full-year 1995 was 3.35%, compared to 2.09% in 1994. The delinquency and loss characteristics of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. A bank card loan portfolio will, therefore, generally produce higher net charge-off

TABLE 22    NONACCRUAL LOANS AS A PERCENT OF LOAN CATEGORY(1)

December 31,                               1995           1994           1993          1992           1991
Commercial                                   .7%            .9%           1.3%          2.9%           4.2%
Real estate - income property               2.7            2.8            3.3           4.5            5.3
Real estate - construction                  1.8            2.7            1.8           3.0            8.9
Instalment                                   .2             .3             .2            .3             .4
Real estate - mortgage                       .6             .4             .7           1.2            1.1
- -----------------------------------------------------------------------------------------------------------
  Total                                      .6%            .7%           1.0%          2.0%           2.9%
===========================================================================================================

1 Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming levels as the newer loans "season." Crestar's expectations are that the ratio of total net charge-offs to average total loans for 1996 will increase from the average experienced in 1995. This expectation recognizes that a sizeable percentage of Crestar's consumer loans, particularly the bank card portfolio, is now reaching a maturity that should see loss rates peak, assuming no economic deterioration.

   Net loan charge-offs of $38.7 million in 1994 were down $29.8 million from 1993 levels. In the years 1990 through 1993, charge-offs related to loans to real estate developers and investors (REDI) contributed disproportionately to total net charge-offs, as the REDI portfolio was the primary source of weaker credit quality during this recessionary period. REDI net charge-offs comprised 46% of total net charge-offs of $68.4 million in 1993. In comparison, REDI net charge-offs in 1994 comprised 16% of total net charge-offs. As a percentage of average REDI loans, REDI net charge-offs were 2.42% in 1993 and 0.46% in 1994, with net recoveries experienced in 1995.

   The allowance for loan losses at December 31, 1995 was $240 million, representing 2.04% of year-end loans, 257% of total nonperforming assets and 317% of total nonperforming loans. At December 31, 1994, the allowance for loan losses was $233 million, representing 2.07% of loans, 201% coverage of total nonperforming assets and 273% coverage of total nonperforming loans at that date. Improvement in the two coverage ratios was due to reductions in both nonperforming loans and nonperforming assets from 1994 levels. Details of the activity in the allowance for loan losses for the past five years are shown in Table 17. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate.

   Although the allowance for loan losses is a general allowance applicable to all loan categories, the allocation provided in Table 17 is made to provide an indication of the relative risk assessment of the components of the loan portfolio.

NONPERFORMING ASSETS
AND OTHER RISK ELEMENTS

Nonperforming assets consist of nonaccrual loans, formally restructured loans and foreclosed properties. Generally, commercial and consumer real estate-mortgage loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid or full collection of all principal and interest is unlikely. Bank card loans are not placed in nonaccrual status, but are charged off when past due 180 days. Instalment loans are generally placed in nonaccrual status when past due 120 days, and charged off when past due 180 days. Loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis. Using the Corporation's criteria for classification of nonperforming loans, loans that are both past due 90 days or more, but are deemed to be adequately secured and are in the near-term process of collection are not necessarily placed in nonaccrual status and are therefore excluded from the definition of nonperforming assets. As mentioned, the consumer loan charge-off policy does not require certain loans to be placed in nonaccrual status since active collection efforts are underway and since account resolution via charge-off will automatically occur within no more than an additional 90 days. Accruing loans past due 90 days or more, excluded from classification as nonperforming assets, totaled $50.2 million at December 31, 1995, with consumer loan balances representing 86% of this balance (see Table 21). These loans are in the process of collection, with the intention of collecting all principal and interest due. Foreclosed properties represent properties acquired through legal foreclosure or similar proceedings.

   At December 31, 1995, nonperforming assets of $93.4 million were down $22.3 million or 19% from December 31, 1994, despite $15.5 million in balances acquired in purchase transactions during 1995. REDI nonperforming assets totaled $50.1 million and comprised 54% of total nonperforming assets and

MANAGEMENT'S DISCUSSION
Crestar Financial Corporation And Subsidiaries

4.0% of total REDI loans at December 31, 1995. The REDI nonperforming asset balance reflects a decrease of $9.0 million from December 31, 1994. Apart from the REDI portfolio, commercial and instalment nonperforming assets declined during the year, while increases were experienced in real estate-mortgage nonperforming assets. Foreclosed properties decreased $12.6 million or 42% from December 31, 1994 to December 31, 1995. The December 31, 1995 foreclosed properties balance of $17.7 million is net of a $7.5 million valuation allowance to address the impact of prevailing market and economic conditions on the marketability of the portfolio. The ratio of nonperforming assets to loans and foreclosed properties at December 31, 1995 was 0.79%, compared to 1.03% at December 31, 1994 and 1.44% at December 31, 1993.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At December 31, 1995, potential problem loans that are not included in Table 21 as nonperforming or past due loans amounted to approximately $151 million. Over 90% of this balance represents commercial or real estate-income property related loans. In addition, $11 million of standby letters of credit in various industries were being monitored at December 31, 1995. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $221 million at December 31, 1994. There are no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed above, that either (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources or
(ii) represent material loans about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

   The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) in May 1993. SFAS 114 was further amended by the FASB in October 1994 through the issuance of Statement of Financial Accounting Standards No. 118 (SFAS 118). Effective January 1, 1995, SFAS 114, as amended by SFAS 118, requires that impaired loans within the scope of the statements be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. For Crestar's nonaccrual loans, including impaired loans, interest receipts are recognized as interest revenue, or are applied to principal when management believes the ultimate collectibility of principal is in doubt.

   At December 31, 1995, impaired loans of $30.0 million were included in the nonaccrual loan balances of Crestar. The balance of impaired loans at January 1, 1995 totaled $40 million. Because the majority of loans deemed impaired during 1995 were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard did not require an increase to Crestar's allowance for loan losses. Adopting SFAS 114, as amended by SFAS 118, was immaterial to the financial condition and operations of Crestar as of and for the year ended December 31, 1995, and had no material impact on the comparability of the credit risk information included in Tables 17 through 22.

   The Corporation operates primarily in Virginia, Maryland and the District of Columbia. Most economic indicators in Crestar's market area compare favorably with national indicators. According to federal and state government agencies, unemployment rates in the Corporation's market area averaged 4.7%, compared with a national unemployment rate of 5.6% in December 1995. Crestar's market area has historically had a higher per capita income level than the national level, and has also generally exhibited stable residential housing values in recent years. However, as a provider of credit to both business and consumer customers, Crestar's future financial results can be impacted by significant changes in the regional and national economy.

FUTURE ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, a company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the asset. SFAS 121 also establishes standards for recording an impairment loss for certain assets that are subject to disposal. The Statement does not impact or change the accounting for
financial  instruments,   long-term  customer  relationships  of  financial
institutions, mortgage servicing rights and deferred income tax assets. Crestar adopted this new accounting standard as of January 1, 1996. There was no impact to the Corporation's net income or balance sheet upon implementation of SFAS 121.

    The  FASB  issued  Statement  of  Financial   Accounting  Standards  No 123,
"Accounting  for  Stock-Based  Compensation"  (SFAS 123), in October  1995. The
Standard   establishes   financial   accounting  and  reporting   standards for
stock-based employee compensation plans, including stock option plans. While SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Crestar has evaluated SFAS 123 and elected to continue to measure the costs of its stock-based compensation plans under the intrinsic value method of APB 25, and believes that this will be consistent with a majority of public companies. Accordingly, the implementation of SFAS 123 in 1996 will have no impact on reported net income or earnings per share of the Corporation. Companies electing to remain with the accounting in APB 25 will make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. In compliance with the guidelines of SFAS 123, Crestar will begin making such additional annual disclosures beginning with the consolidated financial statements for the year ending December 31, 1996.

DEPOSIT INSURANCE
RECAPITALIZATION PROPOSAL

Legislative efforts to resolve the undercapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC, and the disparity between deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund (BIF), may result in a one-time special assessment on SAIF-insured deposits. Earnings in 1996 may be impacted by a legislatively proposed one-time assessment of approximately 80 basis points (0.80%) on SAIF-insured deposits. Any one-time assessment on SAIF-insured deposits would impact each of Crestar's three bank subsidiaries and its savings bank subsidiary. Approximately 44% of Crestar's current deposit base is SAIF-insured. An 80 basis point assessment, on an after-tax basis, would result in a one-time charge to Crestar of approximately $25 million. As a consequence of any one-time assessment, future earnings would be expected to be augmented by a reduction in ongoing SAIF deposit insurance assessment rates. The estimated $25 million charge reflects a proposed 20% reduction in the assessments on certain SAIF-insured deposits (known as Oakar deposits) acquired by banks in certain thrift acquisitions. Crestar would accrue such a liability if and when such legislation is enacted into law.

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

CONSOLIDATED BALANCE SHEETS
Crestar Financial Corporation And Subsidiaries


Dollars in thousands                                                                 December 31,
                                                                             -----------------------------
                                                                                 1995              1994
ASSETS          Cash and due from banks                                      $ 1,084,047         $ 930,599
                Securities held to maturity (note 3)                              85,368         1,252,278
                Securities available for sale (note 4)                         3,231,389         1,658,780
                Money market investments (note 5)                                516,268           452,650
                Mortgage loans held for sale                                     688,218           240,531
                Loans - net of unearned income (notes 6, 17 and 23):
                  Business Loans:
                    Commercial                                                 3,102,156         3,205,659
                    Real estate - income property                                874,396           777,546
                    Real estate - construction                                   262,340           266,340
                  Consumer Loans:
                    Instalment                                                 2,732,557         2,169,942
                    Bank card                                                  1,686,765         1,477,285
                    Real estate - mortgage                                     3,148,214         3,344,803
- --------------------------------------------------------------------------------------------------------------
                      Loans - net of unearned income of $664 in 1995;
                        $1,369 in 1994                                        11,806,428        11,241,575
                    Less: Allowance for loan losses (note 7)                    (240,285)         (232,922)
- --------------------------------------------------------------------------------------------------------------
                      Loans - net                                             11,566,143        11,008,653
- --------------------------------------------------------------------------------------------------------------
                Premises and equipment - net (notes 8 and 13)                    357,159           341,603
                Customers' liability on acceptances                                5,143             6,464
                Intangible assets - net (note 9)                                 186,732           111,506
                Foreclosed properties - net (notes 6 and 11)                      17,655            30,221
                Other assets                                                     564,563           449,581
- --------------------------------------------------------------------------------------------------------------
                      TOTAL ASSETS (note 24)                                 $18,302,685       $16,482,866
==============================================================================================================
LIABILITIES     Demand deposits                                              $ 2,665,888       $ 2,288,448
                Interest checking deposits                                     1,984,569         1,998,701
                Money market deposit accounts                                  2,991,141         2,752,326
                Regular savings deposits                                       1,310,903         1,567,638
                Domestic time deposits                                         4,184,703         3,743,428
                Certificates of deposit $100,000 and over                        116,211            66,218
- --------------------------------------------------------------------------------------------------------------
                      Total deposits                                          13,253,415        12,416,759
                Short-term borrowings (note 12)                                2,227,338         1,807,237
                Liability on acceptances                                           5,143             6,464
                Other liabilities                                                694,096           242,115
                Long-term debt (note 13)                                         671,296           715,132
- --------------------------------------------------------------------------------------------------------------
                      Total Liabilities (note 24)                             16,851,288        15,187,707
- --------------------------------------------------------------------------------------------------------------
SHAREHOLDERS'   Preferred stock. Authorized 2,000,000 shares; none issued              -                 -
EQUITY          Common stock, $5 par value. Authorized 100,000,000 shares;
                  outstanding 42,809,761 in 1995; 42,509,900 in 1994             214,049           212,549
                Capital surplus                                                  371,075           300,241
                Retained earnings                                                855,195           818,924
                Net unrealized gain (loss) on securities available
                  for sale (notes 4 and 14)                                       11,078           (36,555)
- --------------------------------------------------------------------------------------------------------------
                      Total Shareholders' Equity (notes 13, 15, 17 and 19)     1,451,397         1,295,159
- --------------------------------------------------------------------------------------------------------------
                Commitments and contingencies (notes 8 and 23)
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $18,302,685       $16,482,866
==============================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                                           Years Ended December 31,
                                                                   --------------------------------------------
                                                                         1995              1994            1993
INCOME          Interest and fees on loans                         $1,013,613         $ 826,012        $695,819
FROM            Interest on taxable securities held to maturity        60,322            69,693         129,600
EARNING         Interest on tax-exempt securities
ASSETS            held to maturity                                      3,906             4,785           6,820
                Interest and dividends on securities available
                  for sale                                            109,927           131,520          86,590
                Income on money market investments                     20,202            27,780          26,784
                Interest on mortgage loans held for sale               28,145            28,854          29,531
- -------------------------------------------------------------------------------------------------------------------------
                  Total income from earning assets                  1,236,115         1,088,644         975,144
- -------------------------------------------------------------------------------------------------------------------------
INTEREST        Interest checking deposits                             42,279            43,143          39,820
EXPENSE         Money market deposit accounts                         111,493            83,202          68,772
                Regular savings deposits                               39,023            42,718          36,758
                Domestic time deposits                                206,307           162,794         155,270
                Certificates of deposit $100,000 and over               3,916             2,600           2,043
- -------------------------------------------------------------------------------------------------------------------------
                  Total interest on deposits                          403,018           334,457         302,663
                Short-term borrowings                                 100,365            64,836          48,387
                Long-term debt                                         49,916            38,756          33,056
- -------------------------------------------------------------------------------------------------------------------------
                  Total interest expense                              553,299           438,049         384,106
- -------------------------------------------------------------------------------------------------------------------------
NET CREDIT      Net Interest Income                                   682,816           650,595         591,038
INCOME          Provision for loan losses (note 7)                     59,570            30,342          51,860
- -------------------------------------------------------------------------------------------------------------------------
                  Net credit income                                   623,246           620,253         539,178
- -------------------------------------------------------------------------------------------------------------------------
NONINTEREST     Service charges on deposit accounts                    89,379            83,824          80,237
INCOME          Trust and investment advisory income                   60,645            55,609          57,440
                Bank card-related income                               47,579            39,655          27,598
                Other income (note 16)                                 93,152            90,924          79,162
                Securities gains (losses) (note 4)                     (2,213)          (10,776)          2,084
- -------------------------------------------------------------------------------------------------------------------------
                  Total noninterest income                            288,542           259,236         246,521
- -------------------------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                                     911,788           879,489         785,699
- -------------------------------------------------------------------------------------------------------------------------
NONINTEREST     Personnel expense (notes 18 and 19)                   340,440           329,273         285,308
EXPENSE         Occupancy expense - net                                48,650            47,084          42,777
                Equipment expense                                      31,301            29,144          27,817
                Other expense (note 20)                               199,043           194,227         205,892
- -------------------------------------------------------------------------------------------------------------------------
                  Total noninterest expense                           619,434           599,728         561,794
- -------------------------------------------------------------------------------------------------------------------------
NET INCOME      Income before income taxes                            292,354           279,761         223,905
                Income tax expense (note 14)                          112,557            95,643          71,149
- -------------------------------------------------------------------------------------------------------------------------
                Net income                                            179,797           184,118         152,756
                Preferred dividend requirements                             -                 -           2,221
- -------------------------------------------------------------------------------------------------------------------------
                Net income applicable to common shares              $ 179,797         $ 184,118        $150,535
=========================================================================================================================
EARNINGS PER COMMON SHARE                                           $    4.12         $    4.24        $   3.49
=========================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Crestar Financial Corporation And Subsidiaries

In thousands                                                                           Years Ended December 31,
                                                                              ---------------------------------------
                                                                                    1995           1994          1993
OPERATING       Net Income                                                    $  179,797     $  184,118    $  152,756
ACTIVITIES      Adjustments to reconcile net income to net
                  cash provided (used) by operating activities:
                    Provisions for loan losses, foreclosed
                      properties and other losses                                 56,592         33,484        64,685
                    Depreciation and amortization of premises
                      and equipment                                               39,723         37,561        35,519
                    Securities losses (gains)                                      2,213         10,776        (2,084)
                    Amortization of intangible assets                             13,934          6,317        10,941
                    Deferred income tax expense                                    8,601          4,605        11,210
                    Loss (gain) on foreclosed properties                          (1,322)        (3,298)       10,016
                    Gain on sales of mortgage servicing rights                   (11,000)       (18,732)       (3,600)
                    Net decrease (increase) in trading account                    (3,565)         1,486        14,834
                    Origination and purchase of loans held for sale           (2,740,165)    (3,181,983)   (4,158,956)
                    Proceeds from sales of loans held for sale                 2,292,478      3,684,067     3,909,199
                    Net decrease (increase) in accrued interest
                      receivable, prepaid expenses and other assets               18,605         30,328        (4,183)
                    Net increase (decrease) in accrued interest
                      payable, accrued expenses and other liabilities             14,846        (51,357)     (103,335)
                    Other, net                                                     6,563          4,861           300
- ----------------------------------------------------------------------------------------------------------------------
                    Net cash provided (used) by operating activities            (122,700)       742,233       (62,698)
- ----------------------------------------------------------------------------------------------------------------------
INVESTING       Proceeds from maturities and calls of securities
ACTIVITIES        held to maturity                                               247,136        332,791       928,140
                Proceeds from maturities and calls of securities
                  available for sale                                             408,180        549,581        79,820
                Proceeds from sales of securities held to maturity                     -              -        26,785
                Proceeds from sales of securities available for sale           1,922,019      1,739,244       376,493
                Purchases of securities held to maturity                         (48,083)      (568,359)   (1,279,188)
                Purchases of securities available for sale                    (2,320,429)      (674,391)     (578,215)
                Net decrease (increase) in money market investments              (60,053)       238,321       522,815
                Principal collected on non-bank subsidiary loans                  21,636         11,284        26,189
                Loans originated by non-bank subsidiaries                       (164,147)      (459,856)      (91,945)
                Net decrease (increase) in other loans                           186,264       (734,166)     (372,706)
                Purchases of premises and equipment                              (52,657)       (39,273)      (40,446)
                Proceeds from sales of foreclosed properties                      40,944         44,348        81,106
                Proceeds from sales of mortgage servicing rights                  16,518         32,198         7,625
                Purchases of net assets of financial institutions                144,875         23,703        26,419
                Proceeds from sales of branch deposits and premises              (91,861)             -             -
                Other, net                                                       (14,252)        (2,629)       (5,948)
- ----------------------------------------------------------------------------------------------------------------------
                    Net cash provided (used) by investing activities             236,090        492,796      (293,056)
- ----------------------------------------------------------------------------------------------------------------------
FINANCING       Net increase (decrease) in demand, interest checking,
ACTIVITIES        money market and regular savings deposits                      (43,062)      (150,134)      421,957
                Net decrease in certificates of deposit                           (8,532)      (629,748)     (558,602)
                Net increase (decrease) in short-term borrowings                 289,664       (332,664)      284,580
                Proceeds from issuance of long-term debt                           8,626        181,643       289,850
                Principal payments on long-term debt                             (82,447)      (103,396)      (71,072)
                Cash dividends paid                                              (70,207)       (60,705)      (47,034)
                Common stock purchased and retired                               (82,144)       (48,450)      (23,958)
                Proceeds from the issuance of common stock                        28,160         24,539        15,416
                Redemption of preferred stock                                          -              -       (46,350)
                Other, net                                                             -          3,833         1,942
- ----------------------------------------------------------------------------------------------------------------------
                    Net cash provided (used) by financing activities              40,058     (1,115,082)      266,729
- ----------------------------------------------------------------------------------------------------------------------
CASH AND        Increase (decrease) in cash and cash equivalents                 153,448        119,947       (89,025)
CASH            Cash and cash equivalents at beginning of year                   930,599        810,652       899,677
EQUIVALENTS     ------------------------------------------------------------------------------------------------------
                CASH AND CASH EQUIVALENTS AT END OF YEAR                      $1,084,047     $  930,599    $  810,652
======================================================================================================================

Cash and cash equivalents consist of cash and due from banks. See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Crestar Financial Corporation And Subsidiaries

                                                                                               Net Unrealized
                                                                                               Gain (Loss) On
                                            Preferred     Common Stock                             Securities
                                                Stock   -----------------    Capital  Retained      Available
In thousands                                (note 15)   Shares     Amount    Surplus  Earnings       For Sale    Total
Balance, December 31, 1992                   $ 45,000   41,395   $206,975   $208,989  $647,042  $      -        $ 1,108,006
Net income                                          -        -          -          -   152,756         -            152,756
Cash dividends declared on:
  Preferred stock ($2.46 per
  share)                                            -        -          -          -    (2,221)        -             (2,221)
  Common stock ($1.14 per share)                    -        -          -          -   (44,195)        -            (44,195)
Change in valuation allowance
  for marketable equity securities                  -        -          -          -     4,769         -              4,769
Common stock purchased and
  retired (note 15)                                 -     (659)    (3,295)    (2,221)  (18,442)        -            (23,958)
Common stock issued:
  For acquisition of financial
    institution                                     -    1,411      7,057     48,151         -         -             55,208
  For dividend reinvestment plan                    -      235      1,173      7,720         -         -              8,893
  Upon exercise of stock options
    (including tax benefit of
    $1,198)                                         -      283      1,415      5,108         -         -              6,523
  Upon conversion of
    debentures (note 13)                            -        -          1          1         -         -                  2
Redemption of preferred stock                 (45,000)       -          -          -    (1,350)        -            (46,350)
- ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                   $      -   42,665   $213,326   $267,748  $738,359  $      -        $ 1,219,433
Net income                                          -        -          -          -   184,118         -            184,118
Cash dividends declared on
  common stock ($1.53 per share)                    -        -          -          -   (60,705)        -            (60,705)
Cumulative effect of change in
  accounting for securities
  available for sale (note 4)                       -        -          -          -         -    32,209             32,209
Change in net unrealized gain on
  securities available for sale
  (notes 4, 14)                                     -        -          -          -         -   (68,764)           (68,764)
Common stock purchased
  and retired (note 15)                             -   (1,120)    (5,602)         -   (42,848)        -            (48,450)
Common stock issued:
  For acquisition of financial
    institution                                     -      264      1,321     11,267         -         -             12,588
  For dividend reinvestment plan                    -      266      1,330      9,842         -         -             11,172
  For thrift and profit sharing plan                -      160        803      5,940         -         -              6,743
  For directors' stock
    compensation plan                               -        2          9         69         -         -                 78
  Upon exercise of stock options
    (including tax benefit of
    $1,193)                                         -      261      1,301      5,323         -         -              6,624
  Upon conversion of
    debentures (note 13)                            -       12         61         52         -         -                113
- ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                   $      -   42,510   $212,549   $300,241  $818,924  $(36,555)       $ 1,295,159
Net income                                          -        -          -          -   179,797         -            179,797
Cash dividends declared on
  common stock ($1.75 per share)                    -        -          -          -   (70,207)        -            (70,207)
Change in net unrealized loss on
  securities available for sale
  (notes 4, 14)                                     -        -          -          -         -    47,633             47,633
Common stock purchased
  and retired (note 15)                             -   (1,765)    (8,825)         -   (73,319)        -            (82,144)
Common stock issued:
  For acquisition of financial
    institutions                                    -    1,318      6,589     45,973         -         -             52,562
  For dividend reinvestment plan                    -      299      1,496     12,566         -         -             14,062
  For thrift and profit sharing plan                -      207      1,036      7,227         -         -              8,263
  For other stock compensation plans                -       10         50        387         -         -                437
  Upon exercise of stock options
    (including tax benefit of $1,290)               -      231      1,154      4,681         -         -              5,835
- ----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                   $      -   42,810   $214,049   $371,075  $855,195  $ 11,078         $1,451,397
============================================================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

(1) NATURE OF OPERATIONS, USE OF ESTIMATES AND ACCOUNTING POLICIES

Crestar Financial Corporation and Subsidiaries (Crestar or the Corporation) provide banking and non-banking financial services throughout Virginia, Maryland and Washington, DC, which compose Crestar's primary market area. Through a network of 377 banking offices and 343 automated teller machines, Crestar provides a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards and international banking services. These services are offered through three bank subsidiaries and one savings bank subsidiary. Other financial services are provided through non-bank subsidiaries. Mortgage loan origination, servicing and wholesale mortgage lending are offered by Crestar Mortgage Corporation, and Capitoline Investment Services Incorporated provides investment advisory services. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Securities brokerage and investment banking services are offered by Crestar Securities Corporation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates.

   The accounting and reporting policies of Crestar conform to generally accepted accounting principles and to general practice within the banking and financial institutions industry. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1995 presentation. The following is a summary of the more significant policies:

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Crestar include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the condensed financial statements of Crestar Financial Corporation (Parent), the investments in subsidiaries are stated at equity in the net assets of such subsidiaries (note
22).

   On December 31, 1995 Crestar merged with Loyola Capital Corporation (Loyola), a savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger have been restated to include the combined results of both Crestar and Loyola. Business combinations accounted for as purchases are included only from their respective dates of acquisition. The excess of cost over the estimated fair value of the tangible assets and liabilities acquired is recorded as intangible assets and amortized over the periods estimated to be benefited (generally 15 years).

   Assets held in an agency or fiduciary capacity are not assets of Crestar and are not included in the accompanying consolidated balance sheets.

(B) SECURITIES

Effective January 1, 1994, Crestar prospectively adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS 115, securities are classified as either securities held to maturity, securities available for sale or trading securities. Securities held to maturity are carried at amortized cost, as the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities are carried at estimated fair value as they are intended to be sold in the near term; trading securities are classified as money market investments on the accompanying consolidated balance sheets. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at estimated fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Quoted market prices are used to determine estimated fair value. In accordance with SFAS 115, the Corporation's consolidated financial statements for periods prior to January 1, 1994 have not been retroactively changed to conform to current securities classifications. Prior to January 1, 1994, investment securities which management intended to sell as a part of its asset/liability management strategy, or that may have been sold in response to changes in interest rates, prepayment risk or other similar factors, were classified as securities held for sale, and were stated at the lower of aggregate amortized cost or estimated market value.

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

(C) MONEY MARKET INVESTMENTS

Money market investments are stated at cost, which approximates market value, except for trading securities, which are carried at market value. Trading securities primarily include U.S. Treasury and municipal debt obligations. Trading securities may include from time to time positions in certain derivative financial instruments such as futures contracts and purchased options (see related discussion in note 23). Adjustments to market and trading account gains and losses are classified as other income in the accompanying consolidated statements of income. Trading account interest and dividend income are included in income on money market investments.

(D) MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to market and realized gains and losses are classified as other income in the accompanying consolidated statements of income.

(E) LOANS

Loans are stated at the principal amount outstanding net of unearned income. Interest on loans is accrued by multiplying the applicable rates by the principal amounts outstanding.

   Interest receipts on nonaccrual loans are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt. Generally, business and consumer real estate-mortgage loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid, or full collection of all principal and interest is unlikely, based upon an evaluation of the financial strength of the borrower and the net realizable value of the collateral. Bank card loans are not placed in nonaccrual status, but are charged off when past due 180 days. Instalment loans are generally placed in nonaccrual status when past due 120 days. Charge-offs of instalment loans occur upon reaching 180 days past due, or sooner in instances of collateral repossession and deficiency. Loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis. Past due loans are loans which are delinquent 90 days or more but which are currently not in nonaccrual status based on various accounting and collectibility criteria.

   Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. Crestar amortizes these amounts over the contractual life of the related loans or over the commitment period.

(F) IMPAIRED LOANS

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

   Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. The specific factors that influence management's judgment in determining when a loan is impaired include evaluation of the financial strength of the borrower and the fair value of the collateral. A specifically reviewed loan is not impaired during a period of "minimum delay" in payment, regardless of the amount of shortfall, if the ultimate collectibility of all amounts due is expected. Crestar defines "minimum delay" as past due less than 90 days.

   SFAS 114 does not apply to larger groups of homogeneous loans such as consumer instalment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Crestar applies the measurement methods described above to these loans on a loan-by-loan basis. Smaller balance populations of business loans, which are not specifically reviewed in accordance with Crestar's normal credit review procedures, are also excluded from the application of SFAS 114. Crestar's impaired loans are nonaccrual loans, as generally loans are placed in nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on evaluation of the financial strength of the borrower and the fair value of the collateral. Restructured loans are impaired loans in the year of restructuring; thereafter, such loans are subject to management's evaluation of impairment based on the restructured terms.

   Crestar's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the allowance: impaired loans are charged-off when an impaired loan, or a portion thereof, is considered uncollectible or is transferred to foreclosed properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

   SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with Crestar's method for nonaccrual loans, interest receipts on impaired loans are recognized as interest income or are applied to principal when the ultimate collectibility of principal is in doubt. In accordance with SFAS 114 and SFAS 118, no retroactive application of their provisions have been made to the consolidated financial statements for periods prior to January 1, 1995.

(G) ALLOWANCE FOR LOAN LOSSES

Both the amount of the provision and the level of the allowance for loan losses are effected by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluation of the current level of the allowance. Individual loan-by-loan reviews are performed quarterly on large commercial and real estate exposures in the lower quality risk ratings categories. For the remainder of the portfolio, a formula-based approach is utilized. The formula is determined by a statistical analysis of risk rating movements and loss rates. The formula may be adjusted for changes in the subjective factors listed above. Loan loss allowances for the consumer loan portfolio are also based on historical and anticipated losses and the current and projected characteristics of the different types of consumer loans. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis.

   Loan charge-offs to the allowance are made when a loan, or a portion thereof, is considered uncollectible or is transferred to foreclosed properties.

(H) PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization charges are computed using the straight-line method. Premises and equipment are depreciated over the estimated useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Certain noncancelable leases have been capitalized and are classified as premises and equipment in the accompanying consolidated balance sheets. Related amounts representing capital lease obligations are classified as long-term debt in the accompanying consolidated balance sheets and are amortized using the interest method to allocate payments between principal and interest. The initial carrying amounts represent the present value of the future rental payments, discounted at the incremental borrowing rate of the lessee. Most of these capital lease assets are amortized over the lease term.

   Estimated lives of the principal items of premises and equipment are: buildings and improvements--3 to 50 years; and furniture, fixtures and equipment--3 to 12 years. The costs of major renovations are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. Interest costs are capitalized based on a rate representative of the Corporation's long term cost of funds and the average balance of construction in progress during the period.

(I) INTANGIBLE ASSETS

Goodwill is amortized on a straight-line basis over 15 years. Deposit base intangibles are amortized over the estimated lives of the related deposit relationships, ranging from 8 to 15 years.

(J) CAPITALIZED MORTGAGE SERVICING RIGHTS

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

   For the purpose of evaluating and measuring impairment, SFAS 122 requires that capitalized mortgage servicing rights be stratified according to the risk characteristics of the underlying loans. For Crestar, such characteristics include loan type. Impairment is recognized through a valuation allowance for each stratum. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value. These impairment provisions apply to all capitalized mortgage servicing rights. Fair value in excess of the amount capitalized, net of amortization, is not recognized.

   Capitalized mortgage servicing rights, formerly classified as intangible assets, have been reclassified as other assets in the accompanying consolidated balance sheets. Amortization of capitalized mortgage servicing rights, formerly classified as noninterest expense, has been reclassified as a reduction of mortgage servicing income, resulting in a net presentation of such income in note 16 to the consolidated financial statements.

(K) FORECLOSED PROPERTIES

Property acquired through legal foreclosure proceedings, abandonment of the property, acceptance of deed in lieu of foreclosure or transfer in exchange for an outstanding loan is initially recorded at estimated fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. At the time of foreclosure, any excess of cost over the estimated fair value is charged to the allowance for loan losses, and estimated selling costs are expensed as foreclosed properties expense. After foreclosure, valuations are routinely performed by management and the property is carried at the lower of cost or fair value less estimated selling costs. Write-downs are charged against any applicable foreclosed property valuation allowance or current earnings.

(L) INCOME TAXES

The Parent and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for each company is recorded on the basis of filing separate income tax returns, after adjustments relating to consolidated income tax regulations and signed tax sharing agreements. Income taxes currently payable or receivable by each subsidiary are paid to or received from the Parent.

   In 1993, the Corporation changed its method of accounting for income taxes (note 14) and, accordingly, records a provision for income taxes based on the amounts of current and deferred taxes payable (or refundable) for the year. The deferred tax expense or benefit represents the change in the net deferred tax asset or liability during the period. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods.

(M) EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options.

(N) FEE REVENUE

Crestar generally records mortgage loan servicing income as payments are collected, based on a percentage of the principal balance of loans serviced. Loan servicing expenses are charged to operations when incurred. Trust and investment advisory revenues are recorded on an accrual basis, with income recognized when earned. Fee income from matched swap, cap and floor arrangements for which Crestar serves as a financial intermediary is recognized over the lives of the related agreements and is classified as other income in the consolidated statements of income.

(O) RISK MANAGEMENT INSTRUMENTS

Interest rate swaps, caps and floors used to achieve interest rate risk management objectives are accounted for in a manner consistent with the accounting basis of the related asset or liability. An instrument designated to an asset or liability carried at historical cost is accounted for on an accrual basis, whereby the interest income or expense of the related asset or liability is adjusted for the net amount of any receivable or payable generated by the instrument during the reporting period. For such instruments, no amounts other than any accrued interest receivable or payable, or any deferred premiums paid, are included in the accompanying consolidated balance sheets.

   Interest rate swaps involve the exchange of payments between counterparties based on the interest differential between a fixed and a floating interest rate applied to a notional balance. Under accrual accounting, this interest differential is recognized as an adjustment to the interest income or expense of the related asset or liability in the accompanying statements of income. In exchange for a premium paid, purchased interest rate caps and floors provide for a payment to Crestar based on the difference between an index interest rate and the contractual cap or floor rate. Under accrual accounting, this payment is recognized as an increase to the interest income or as a decrease to the interest expense of the related asset or liability, respectively. The premium paid for interest rate caps or floors is amortized over the life of the instrument as a decrease to the interest income or as an increase to the interest expense of the related asset or liability, respectively.

   To qualify for accrual accounting, these derivative instruments are required to meet an identified risk management objective, to be designated to specific pools of assets or liabilities in the consolidated balance sheets, and to have underlying indices that highly correlate (i.e., move concurrently and are of the same relative duration) with the indices of the designated assets or liabilities. In addition to establishing expected index and balance correlation at inception,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

management performs a quarterly assessment to demonstrate ongoing correlation. Should these derivative instruments fail to meet the accrual criteria at inception or over the life of the instruments, the instruments would be marked to market as trading securities as discussed in note 1(c). Crestar has had no derivative instruments used for risk management purposes which have failed to meet accrual criteria over the life of the instruments.

   Upon early termination of derivative instruments which otherwise meet accrual criteria, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheet and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At December 31, 1995 and 1994, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

   Forward contracts are used to hedge interest rate exposure on mortgage loan commitments and mortgage loans held for sale. Unrealized gains and losses on the contracts are included in the cost basis used in adjusting the carrying value of mortgage loans held for sale to the lower of cost or market value. Realized gains and losses and adjustments to the lower of cost or market value are included in mortgage loan origination income in the accompanying consolidated statements of income.

(P) RETIREMENT, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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


(2) MERGERS AND ACQUISITIONS

On December 31, 1995 Crestar merged with Loyola Capital Corporation (Loyola), a savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger have been restated to include the combined results of both Crestar and Loyola. Based on an exchange ratio of .64 shares of Crestar common stock for each outstanding share of Loyola common stock, Crestar issued approximately 5,213,000 shares of common stock. Loyola had total assets of approximately $2.53 billion at the date of acquisition. Excluding the impact of $29.3 million (after-tax) in merger related expenses, Loyola had net income of approximately $19.1 million, and Crestar had net income of $189.9 million, on a pre-merger basis for the year ended December 31, 1995. Net interest income for the year ended December 31, 1995, on a pre-merger basis, was $71.7 million for Loyola and $611.1 million for Crestar. Net interest income, net income and net income per share amounts of Crestar and Loyola, prior to restatement for the pooling of interests merger, for the years ended December 31, 1994 and 1993 were as follows:

================================================================================
In millions, except per share amounts            1994      1993
Crestar Financial Corporation:
  Net interest income                          $581.8    $527.0
  Net income                                    169.1     140.5
  Net income per common share                    4.47      3.68
Loyola Capital Corporation
  Net interest income                            66.9      61.6
  Net income                                     15.0      12.3
  Net income per common share                    1.74      1.42
================================================================================

In addition to the Loyola merger, Crestar acquired four financial institutions in 1995. On January 20, 1995, Crestar completed the acquisition of Jefferson Savings and Loan Association, F.A. (Jefferson Savings), for a purchase price of $5 million in cash and 471 thousand shares of common stock having a combined value of $23 million. Also on January 20, 1995, Crestar acquired Independent Bank for a combination of $5 million in cash and 198 thousand shares of common stock, for a combined value of $12 million. The excess of the cost over the estimated fair value of the tangible net assets acquired for the Jefferson and Independent acquisitions was approximately $23.1 million and $9.5 million, respectively.

   On March 24, 1995 Crestar acquired TideMark Bancorp, Inc. (TideMark) in a transaction valued at $40 million. The purchase price consisted of 648,000 shares of Crestar common stock and $13 million in cash. The excess of the cost over the estimated fair value of the tangible net assets acquired was approximately $26.5 million.

   On November 10, 1995 Crestar completed the purchase of deposits and selected loans of Chase Manhattan Bank of Maryland (Chase MD). The fair value of liabilities assumed, over the fair value of assets acquired and cash received, totaled $30.1 million and is classified as an intangible asset in the consolidated balance sheet.

   The acquisitions of Jefferson Savings, Independent Bank, TideMark and Chase MD were accounted for as purchases and, accordingly, the results of their operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The results of operations of the four purchased institutions for the periods prior to their respective acquisition dates were not material to the results of Crestar. Crestar expects each acquisition completed in 1995 to have a positive contribution to 1996 earnings. The five acquisitions are summarized as follows:


===========================================================================================================
Dollars in millions
                                                                      1995             At Acquisition Date
                                      Primary                  Acquisition            ----------------------
Name                                  Location                        Date            Assets        Deposits
Jefferson Savings and Loan            Warrenton, VA             January 20            $ 300          $ 250
Independent Bank                      Manassas, VA              January 20               85             70
TideMark Bancorp, Inc.                Newport News, VA            March 24              400            240
Chase Manhattan Bank of MD            Baltimore, MD            November 10              260            450
Loyola Capital Corporation            Baltimore, MD            December 31            2,530          1,470
- -----------------------------------------------------------------------------------------------------------
  Total                                                                              $3,575         $2,480
===========================================================================================================

In February 1996, Crestar announced an agreement to purchase the deposits and customer accounts, plus selected loans, of ten branches of Mellon Bank (MD), a bank operating in the Maryland suburbs of the metropolitan Washington, DC area. The purchase, which is expected to be completed during the second quarter of 1996, will add approximately $220 million in deposits to Crestar's Maryland bank subsidiary. Also in February, Crestar Mortgage Corporation announced its agreement to purchase, in a cash transaction, Ryland Funding Group, a wholesale mortgage banker. Ryland Funding Group operates out of four offices, and originated approximately $750 million in real estate mortgages in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries



(3) SECURITIES HELD TO MATURITY

The amortized cost (carrying values) and estimated fair values of securities held to maturity at December 31 follow:




============================================================================================================
                                                      Amortized   Unrealized    Unrealized        Market
In thousands                                               Cost        Gains        Losses         Value
1995
Mortgage-backed obligations of Federal agencies      $   24,570       $1,416       $     -    $   25,986
Other taxable securities                                  2,255            -             1         2,254
States and political subdivisions                        58,543        1,692            69        60,166
- ----------------------------------------------------------------------------------------------------------
  Total                                              $   85,368       $3,108       $    70    $   88,406
- ----------------------------------------------------------------------------------------------------------
1994
U.S. Treasury and Federal agencies                   $  126,987       $   18       $ 3,536    $  123,469
Mortgage-backed obligations of Federal agencies         826,906          846        55,196       772,556
Other taxable securities                                231,021           20        12,057       218,984
States and political subdivisions                        67,364          755         2,553        65,566
- ----------------------------------------------------------------------------------------------------------
  Total                                              $1,252,278       $1,639       $73,342    $1,180,575
==========================================================================================================
The stated  maturities  of  securities  held to
maturity  at  December  31, 1995 follow:
==========================================================================================================
                                                                                  Amortized       Market
In thousands                                                                         Cost          Value
Due in one year or less                                                            $ 4,566    $    4,637
Due after one year through five years                                               13,864        14,320
Due after five years through ten years                                              36,757        38,473
Due after ten years                                                                 30,181        30,976
- ----------------------------------------------------------------------------------------------------------
  Total                                                                            $85,368    $   88,406
==========================================================================================================


At December 31, 1995 and 1994 securities held to maturity with an aggregate carrying value of $60,709,000 and $702,400,000, respectively, were pledged to secure deposits and for other purposes. Securities losses of $153 thousand were incurred in 1993 from the sale of $26.9 million of securities held to maturity.

(4) SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair values (carrying values) of securities available for sale at December 31 follow:

============================================================================================================
                                                      Amortized     Unrealized    Unrealized        Market
In thousands                                               Cost          Gains        Losses         Value
1995
U.S. Treasury and Federal agencies                   $  488,108        $ 2,999       $   437    $  490,670
Mortgage-backed obligations of Federal agencies       1,977,119         16,465         3,567     1,990,017
Other taxable securities                                570,499          2,545         1,076       571,968
Common and preferred stocks                             178,520            214             -       178,734
- ------------------------------------------------------------------------------------------------------------
  Total                                              $3,214,246        $22,223       $ 5,080    $3,231,389
- ------------------------------------------------------------------------------------------------------------
1994
U.S. Treasury and Federal agencies                   $  716,430        $    69       $20,795    $  695,704
Mortgage-backed obligations of Federal agencies         682,577          1,430        34,400       649,607
Other taxable securities                                179,390            116         3,869       175,637
Common and preferred stocks                             137,839             18            25       137,832
- ------------------------------------------------------------------------------------------------------------
  Total                                              $1,716,236        $ 1,633       $59,089    $1,658,780
============================================================================================================

The stated maturities of securities available for sale at December 31, 1995 follow:
======================================================================
                                            Amortized        Market
In thousands                                   Cost           Value
Due in one year or less                      $ 192,242    $  193,440
Due after one year through five years          540,502       543,679
Due after five years through ten years         614,357       624,441
Due after ten years                          1,688,625     1,691,095
- ----------------------------------------------------------------------
                                             3,035,726     3,052,655
Common and preferred stocks                    178,520       178,734
- ----------------------------------------------------------------------
  Total                                     $3,214,246    $3,231,389
======================================================================


At December 31, 1995 and 1994, securities available for sale with an aggregate carrying value of $1.3 billion and $791 million, respectively, were pledged to secure deposits and for other purposes.

   Proceeds from sales of securities available for sale were $1.9 billion in 1995, $1.7 billion in 1994 and $376 million in 1993. Gross gains of $5.1, $6.2 and $4.1 million and gross losses of $7.3 million, $17.0 million and $2.0 million were realized on such sales during 1995, 1994 and 1993, respectively.

   As a result of the issuance of Financial Accounting Series No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," Crestar transferred securities having an amortized cost of $966 million and an estimated market value of $963 million from held to maturity to available for sale during the fourth quarter of 1995. As a result of Crestar's initial adoption of SFAS 115 as discussed in note 1(b) to the consolidated financial statements, securities having an amortized cost of $2.932 billion and an estimated market value of $2.983 billion were classified as securities available for sale on January 1, 1994, resulting in an increase in shareholders' equity of $32.2 million. This increase was the amount by which the fair value of securities available for sale, net of tax, exceeded the amortized cost of such securities on January 1, 1994.


(5) MONEY MARKET INVESTMENTS

Money market investments at December 31 included:
==============================================================================
In thousands                                              1995          1994
Federal funds sold                                     $269,285      $268,155
Securities purchased under agreements to resell         194,000       175,500
Trading account securities                                4,490         3,574
U.S. Treasury                                             5,501         5,189
Domestic time deposits and other                         42,992           232
- ------------------------------------------------------------------------------
  Total                                                $516,268      $452,650
==============================================================================

(6) NONPERFORMING ASSETS AND IMPAIRED LOANS

Nonperforming assets at December 31 are shown below. Nonperforming assets include nonaccrual loans, loans which meet the accounting definition of a troubled debt restructuring (restructured loans) and foreclosed properties. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more, excluded from the amounts shown below, totaled $50.2 million and $35.7 million at December 31, 1995 and 1994, respectively.

===============================================================================
In thousands                                               1995          1994
Nonaccrual loans                                       $ 75,706      $ 77,089
Restructured loans                                            -         8,339
- -------------------------------------------------------------------------------
  Total nonperforming loans                              75,706        85,428
Foreclosed properties - net                              17,655        30,221
- -------------------------------------------------------------------------------
  Total nonperforming assets                           $ 93,361      $115,649
===============================================================================
Average nonperforming loans for the year               $ 78,385      $ 86,269
===============================================================================
Average nonperforming assets for the year              $103,009      $124,750
===============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

Non-cash additions to foreclosed properties were $5.8 million, $14.1 million and $19.4 million in 1995, 1994 and 1993, respectively. There were no material commitments to lend additional funds to customers whose loans were classified as nonaccrual at December 31, 1995. At December 31, 1995 and 1994 loans accounted for as restructured loans, included in nonaccrual loans, totaled $7.1 million and $7.9 million, respectively. Nonaccrual loans are classified as loans in the accompanying consolidated balance sheets.

   The aggregate recorded investment in nonperforming loans outstanding at December 31, 1995, 1994 and 1993, the pro forma interest income that would have been earned in 1995, 1994 and 1993 if such loans had not been classified as nonperforming, and the amount of interest income actually included in net interest income for such years follows:


===============================================================================================
In thousands                                         Nonperforming Loan Category
                          ---------------------------------------------------------------------
                                                        Real Estate-
1995                      Commercial    Construction  Income Property    All Other      Total
RECORDED INVESTMENT        $21,731        $4,712         $23,913          $25,350      $75,706
PRO FORMA INTEREST           5,799         1,100           5,718            1,219       13,837
INTEREST EARNED                 16             -             216              219          451
- -----------------------------------------------------------------------------------------------
1994
Recorded investment        $28,708        $7,279         $30,265          $19,176      $85,428
Pro forma interest           4,041           769           4,082              957        9,849
Interest earned                156             -             181              201          538
- -----------------------------------------------------------------------------------------------
1993
Recorded investment        $39,487        $5,843         $28,081          $18,027      $91,438
Pro forma interest           4,990           948           1,696            1,088        8,722
Interest earned                421             -               -              257          678
===============================================================================================


Included in Crestar's nonperforming loans above are certain impaired loans as defined by SFAS 114. SFAS 114, as amended by SFAS 118, was adopted by Crestar effective January 1, 1995 as discussed in note 1(f) to the consolidated financial statements. Impaired loans and the allocated valuation allowances at December 31, 1995 were:

===========================================================================
In thousands                                            Loan     Valuation
                                                     Balance     Allowance
Impaired with valuation allowance                    $30,050      $4,930
Impaired without valuation allowance                       -           -
- ---------------------------------------------------------------------------
  Total impaired loans                               $30,050      $4,930
===========================================================================

Collateral dependent loans, which were measured at the fair value of the collateral, constituted $26.0 million or 87% of impaired loans at December 31, 1995. Remaining impaired loans of $4.1 million were measured based on the present value of expected cash flows. The allocated valuation allowance for impaired loans at December 31, 1995, and activity related thereto for the year ended December 31, 1995, is included in the allowance for loan losses discussed in note (7) to the consolidated financial statements.

   The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis for the year ended December 31, 1995 were:

===============================================================================
In thousands
Average recorded investment in impaired loans                      $35,240
Interest income recognized during impairment                             -
Interest income recognized on a cash basis during impairment             -
===============================================================================

The balance of impaired loans at January 1, 1995 totaled approximately $40 million. The initial adoption of SFAS 114 and SFAS 118 did not require an increase to Crestar's allowance for loan losses, and the continuing application of SFAS 114 and SFAS 118 has not been material to Crestar's consolidated financial statements as of and for the year ended December 31, 1995.

(7) ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were:

===============================================================================
In thousands                            1995          1994          1993
Beginning balance                     $232,922      $225,583      $220,168
- -------------------------------------------------------------------------------
Charge-offs                            (90,751)      (69,227)      (95,444)
Recoveries                              30,191        30,537        26,999
- -------------------------------------------------------------------------------
Net charge-offs                        (60,560)      (38,690)      (68,445)
Provision for loan losses               59,570        30,342        51,860
Allowance from acquisitions              8,353        15,687        22,000
- -------------------------------------------------------------------------------
Net increase                             7,363         7,339         5,415
- -------------------------------------------------------------------------------
Ending balance                        $240,285      $232,922      $225,583
===============================================================================

In 1995, 1994 and 1993 there were no loans charged off representing allocated transfer risk reserves. Foreign activities represented less than 1 percent of total assets, revenues, income before income taxes and net income for all years presented.


(8) PREMISES AND EQUIPMENT

Premises and equipment at December 31 included:

=======================================================
In thousands                      1995       1994
Land                          $  63,399  $  58,827
Buildings and improvements      323,017    297,325
Furniture, fixtures and
  equipment                     288,562    274,990
Capitalized leases:
  Land and buildings              3,154      3,947
  Equipment                           -        518
Less: Accumulated deprecia-
  tion and amortization        (336,662)  (311,500)
- -------------------------------------------------------
                                341,470    324,107
Construction in progress         15,689     17,496
- -------------------------------------------------------
  Total premises and
    equipment - net           $ 357,159  $ 341,603
=======================================================

At December 31, 1995, future minimum lease payments under noncancelable capital and operating leases that have an initial term in excess of one year follow:

==========================================================
                              Operating    Capital
In thousands                     Leases     Leases
1996                            $17,523     $  267
1997                             15,485        259
1998                             12,116        184
1999                              9,311        177
2000                              6,153        177
Later years                      22,612        873
- ----------------------------------------------------------
Total minimum lease
  payments                      $83,200     $1,937
Imputed interest (rates
  of 8 5/8-14 3/8%)                           (818)
- ----------------------------------------------------------
Present value of net
  minimum lease payments
  (included in long-term debt)              $1,119
==========================================================

Total minimum lease payments included in the preceding table have not been reduced by future minimum sublease rentals of $1.0 million. There were no new capital lease obligations incurred in 1995, 1994 or 1993.

   Crestar owns and, along with its subsidiaries, is the principal tenant of the corporate headquarters building in Richmond, Virginia, the Crestar Mortgage Corporation headquarters building in Richmond, an operations center in Richmond, and regional office buildings in Roanoke and Norfolk, Virginia, Washington, DC, and Baltimore, Maryland. At December 31, 1995, Crestar had 377 banking locations, the majority of which were located in bank owned facilities. Management considers these properties to be suitable and adequate for current operations.

   During 1995, Crestar capitalized interest of $1.4 million associated with construction completed during 1995 and construction in progress.

   Lease expense relating to both cancelable and noncancelable operating lease agreements (including month-to-month rental agreements) is shown below.
Customarily,  these leases provide that the lessee pay  taxes,   maintenance,
insurance and certain other operating expenses applicable to the leased property.

============================================================
In thousands                1995         1994        1993
Buildings                 $21,514      $20,515     $18,398
Equipment                   2,376        2,426       2,042
- ------------------------------------------------------------
   Total lease expense    $23,890      $22,941     $20,440
============================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

(9) INTANGIBLE ASSETS

Intangible assets at December 31 included:
=============================================================================
In thousands                                             1995          1994
Goodwill and deposit base intangibles                $186,249      $110,934
Favorable lease rights                                    483           572
- -----------------------------------------------------------------------------
  Total intangible assets - net                      $186,732      $111,506
=============================================================================

Accumulated amortization on goodwill was $34,153,000 and $23,421,000 for 1995 and 1994, respectively.


(10) Capitalized Mortgage Servicing Rights

Effective January 1, 1995, Crestar adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122) as discussed in note 1(j) to the consolidated financial statements. The effect of Crestar's adoption of SFAS 122 on the consolidated financial statements for 1995 was an increase in mortgage origination income of $4,227,000, with a corresponding increase in capitalized, originated mortgage servicing rights.
Such additional income resulted from a lower adjusted cost basis, and corresponding greater gains, on originated mortgage loans sold with servicing rights retained during 1995.

   Capitalized mortgage servicing rights of $26,832,000 and $20,684,000 at December 31, 1995 and 1994, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of $17.2 and $16.1 million were capitalized during 1995 and 1994, respectively. At December 31, 1995, mortgage servicing rights were net of a related valuation allowance of $269,000. The activity in such valuation allowance, which had a balance of $174,000 at December 31, 1994 was not material to the consolidated financial statements for 1995, 1994 and 1993. The fair value of capitalized mortgage servicing rights was approximately $50.0 million and $42.3 million at December 31, 1995 and 1994, respectively. Such fair value was estimated using a discounted cash flow method, with discount rates based on secondary market sources, adjusted for prepayment estimates and differences in servicing and credit costs. Amortization of capitalized mortgage servicing rights was $5.6 million and $6.4 million in 1995 and 1994, respectively.

(11) ALLOWANCE FOR FORECLOSED PROPERTIES

Transactions in the allowance for losses on foreclosed properties for the years ended December 31 were:
===============================================================================
In thousands                                1995          1994          1993
Beginning balance                         $16,188       $14,277      $ 17,342
- -------------------------------------------------------------------------------
Provision for foreclosed properties        (3,900)        1,133         8,070
Write-downs                                (7,470)       (4,761)      (13,181)
Allowance from acquisitions                 2,694         5,539         2,046
- -------------------------------------------------------------------------------
  Net increase (decrease)                  (8,676)        1,911        (3,065)
- -------------------------------------------------------------------------------
Ending balance                            $ 7,512       $16,188      $ 14,277
===============================================================================

(12) SHORT-TERM BORROWINGS

Short-term borrowings outstanding as of December 31 and their weighted average interest rates were:


===========================================================================================================
In thousands                                 1995                     1994                     1993
                                     --------------------      -------------------      -------------------
                                       Amount       Rate        Amount      Rate          Amount     Rate
Federal funds purchased              $1,126,715     5.33%      $  742,672    6.29%      $  670,407    3.23%
Securities sold under repurchase
  agreements                            513,955     5.25          537,169    5.94        1,034,180    2.80
Federal Home Loan Bank borrowings       427,200     5.83          371,200    6.27           96,800    6.81
Notes payable                           157,929     4.90          153,976    5.42          110,792    2.64
Other                                     1,539     2.91            2,220    3.75           16,412    2.66
- -----------------------------------------------------------------------------------------------------------
  Total                              $2,227,338                $1,807,237               $1,928,591
===========================================================================================================


Federal funds purchased generally mature daily. Securities sold under repurchase agreements generally mature within two weeks or are due upon demand. The Federal Home Loan Bank borrowings mature within 365 days. Notes payable are due upon demand.

   At December 31, 1995, the Parent's unused committed lines of credit totaled $30 million.

   The Corporation paid $499,299,000,  $392,587,000 and $360,676,000 in interest on deposits and short-term borrowings in 1995, 1994 and 1993, respectively.



(13) LONG-TERM DEBT

Long-term debt at December 31 included:


==============================================================================================================
In thousands                                                                            1995          1994
Parent:
8 3/4% Subordinated notes due 2004                                                   $149,654      $149,615
8 1/4% Subordinated notes due 2002                                                    125,000       125,000
8 5/8% Subordinated notes due 1998                                                     49,976        49,966
- --------------------------------------------------------------------------------------------------------------
  Total Parent                                                                        324,630       324,581
7-8 1/4% Mortgage indebtedness maturing through 2009                                    9,369        10,101
8 5/8-14 3/8% Capital lease obligations maturing through 2006                           1,119         1,370
4 3/8-7 3/8% Federal Home Loan Bank obligations payable through 2015                  317,591       361,269
7 7/8-11 1/4% Collateralized mortgage obligation bonds maturing through 2019           18,587        17,811
- --------------------------------------------------------------------------------------------------------------
  Total consolidated long-term debt                                                  $671,296      $715,132
==============================================================================================================


In 1994, Crestar completed the sale of $150 million of 8 3/4% subordinated notes. Net of underwriting discounts, the notes resulted in net proceeds to the Corporation of $148.6 million. Neither the 8 3/4% nor the 8 1/4% subordinated notes are redeemable prior to maturity. The 8 5/8% subordinated notes may not be exchanged or redeemed prior to maturity, except upon the occurrence of certain events relating to the federal income tax treatment of the notes to the Corporation. The 8 3/4%, 8 1/4% and 8 5/8% subordinated notes all qualify as Tier 2 capital for Federal bank regulatory purposes. Expenses relating to the issuance of the 8 3/4%, 8 1/4% and 8 5/8% notes are being amortized to maturity on a straight-line basis. Outstanding debt agreements at December 31, 1995 place restrictions upon the disposal of subsidiaries common stock.

   During 1995, $15,797,000 of Federal Home Loan Bank obligations and $13,993,000 of collateralized mortgage obligation bonds were assumed in the purchase acquisitions of TideMark and Jefferson, respectively, as discussed in note 2 to the consolidated financial statements.

   Mortgage indebtedness consists of the debt relating to two pledged facilities owned by Crestar Bank which have an aggregate carrying value of $21,753,000 at December 31, 1995. Mortgage payments in 1995, including interest, were $1,529,000; payments in 1996 are expected to approximate the 1995 amount.

   The Corporation made payments of $48,174,000,  $38,514,000 and $32,835,000 in interest on long-term debt in 1995, 1994 and 1993, respectively.

   The combined maturities of all long-term debt for the years 1996 through 2000 are as follows:

==========================================================================
In thousands            1996       1997       1998       1999       2000
Parent               $     -    $     -   $ 49,976    $     -    $     -
Consolidated          19,775     64,502    116,881     63,595     55,896
==========================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

(14) INCOME TAXES

The current and deferred components of income tax expense allocated to continuing operations for the years ended December 31 in the accompanying consolidated statements of income were:

============================================================================
In thousands                               1995          1994          1993
Current:
  Federal                              $ 98,802       $87,174       $59,292
  State and local                         5,154         3,864           647
- ----------------------------------------------------------------------------
    Total current tax expense           103,956        91,038        59,939
- ----------------------------------------------------------------------------
Deferred:
  Federal                                 6,610         4,367        11,554
  State and local                         1,991           238          (344)
- ----------------------------------------------------------------------------
    Total deferred tax expense            8,601         4,605        11,210
- ----------------------------------------------------------------------------
Total income tax expense               $112,557       $95,643       $71,149
============================================================================

In addition to the state and local income tax expense above, which pertains to the non-bank affiliates and to the non-Virginia bank subsidiaries, Crestar Bank incurred Virginia bank franchise tax expense of $3,789,000 in 1995, $3,199,000 in 1994 and $2,810,000 in 1993. This tax is imposed on banks in Virginia in lieu of income and personal property taxes. Crestar Bank remits 80 percent of the tax to the Virginia municipalities in which it does business and the remaining 20 percent to the Commonwealth of Virginia.

   The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the years ended December 31 were:


=========================================================================================
In thousands                                          1995          1994          1993
Income before income taxes                          $292,354      $279,761      $223,905
- -----------------------------------------------------------------------------------------
Tax expense at statutory rate                        102,324        97,916        78,367
- -----------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Allowance for loan loss recapture                    8,694             -             -
  Tax-exempt interest and dividends                   (7,271)       (7,296)       (8,355)
  Nondeductible interest expense                         627           459           531
  Amortization of goodwill                             3,496         2,141         1,075
  State income taxes                                   5,299         2,666         1,169
  Adoption of SFAS 109                                     -             -          (540)
  Deferred tax effect of 1993 tax rate change              -             -        (1,593)
  Other - net                                           (612)         (243)          495
- -----------------------------------------------------------------------------------------
    Total increase (decrease) in taxes                10,233        (2,273)       (7,218)
- -----------------------------------------------------------------------------------------
Total income tax expense                            $112,557      $ 95,643      $ 71,149
- -----------------------------------------------------------------------------------------
Effective tax rate                                      38.5%         34.2%         31.8%
=========================================================================================

The Corporation made income tax payments of $84,179,000, $88,008,000 and $58,334,000 during 1995, 1994 and 1993, respectively.

   Effective January 1, 1993, Crestar adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as discussed in note 1(l) to the consolidated financial statements. The sources and tax effects of temporary differences that gave rise to significant portions of deferred income tax assets (liabilities) at December 31 were:

===============================================================================
In thousands                                               1995          1994
Deferred income tax assets:
  Allowance for loan losses                            $ 54,366      $ 70,582
  Loans                                                   5,207             -
  Intangible assets                                      22,304        13,983
  Foreclosed properties                                   4,036         8,827
  Compensation and employee benefits                     24,554        19,435
  Unrealized loss on securities available for sale            -        20,901
  Other                                                   8,873        11,892
- -------------------------------------------------------------------------------
    Total deferred income tax assets                    119,340       145,620
- -------------------------------------------------------------------------------
Deferred income tax liabilities:
  Premises and equipment                                (16,432)      (13,059)
  Securities                                             (4,987)       (4,440)
  Deferred loan fees and costs                           (6,082)       (1,935)
  Loans                                                       -          (790)
  Unrealized gain on securities available for sale       (6,065)            -
  Other                                                  (7,714)      (15,931)
- -------------------------------------------------------------------------------
    Total deferred income tax liabilities               (41,280)      (36,155)
- -------------------------------------------------------------------------------
    Net deferred income tax asset                      $ 78,060      $109,465
===============================================================================

The net deferred income tax asset is included in other assets in the accompanying consolidated balance sheets. There was no valuation allowance relating to the net deferred tax asset at December 31, 1995 and 1994. Crestar has sufficient taxable income in the available carryback periods and future taxable income from reversing taxable differences to realize substantially all of its deferred income tax assets. Management believes, based on the Corporation's history of generating significant earnings and expectations of future earnings, that it is more likely than not that all recorded deferred income tax assets will be realized.

(15) SHAREHOLDERS' EQUITY

During 1995, 1994 and 1993 the Corporation purchased and retired 1,765,100, 1,120,300 and 658,900 shares of common stock at an average cost of $46.54, $43.25 and $36.36 per share, respectively.

   During 1994, all remaining subordinated debentures were converted into 12,210 shares of common stock. During 1993, $2,000 of subordinated debentures were converted into 216 shares of common stock.

   At December 31, 1995, common stock was reserved for issuance to directors, officers or employees, with respect to stock options granted from 1987 through 1995 as explained in note 19 to the consolidated financial statements. There were 2,300,000 shares reserved for the Performance Equity Plan and the 1993 Stock Incentive Plan, which provide awards to key executives based upon attainment of specific long-term corporate goals. No shares were beneficially owned by a subsidiary.

   In December 1993, all 900,000 shares of the Adjustable Rate Cumulative Preferred Stock Series B were redeemed at 103% of the stock's stated value, or a price per share of $51.50, plus accrued and unpaid dividends.


(16) OTHER INCOME

Other income in the consolidated statements of income includes:

==============================================================================
In thousands                                       1995      1994       1993
Mortgage servicing - net                         $15,924   $16,949    $ 7,557
Mortgage origination - net                        10,659    10,336     22,472
Automated teller machine fees                     14,794    10,913      9,585
Trading account activities                         2,530     1,069      4,415
Commissions on letters of credit                   4,805     5,575      7,712
Safe deposit box rental                            3,720     3,537      2,239
Gain on sale of mortgage servicing rights         11,000    18,732      3,600
Miscellaneous                                     29,720    23,813     21,582
- ------------------------------------------------------------------------------
  Total other income                             $93,152   $90,924    $79,162
==============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

(17) REGULATORY REQUIREMENTS AND RESTRICTIONS

Crestar Bank, Crestar Bank N.A., Crestar Bank MD and Crestar Bank FSB (the Bank and Savings subsidiaries) are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels for capital and restrict the amount of dividends that may be distributed and the amount of loans that may be made by the Bank and Savings subsidiaries to the Parent and require that the Bank and Savings subsidiaries maintain a minimum reserve balance with the Federal Reserve Bank.

   Under the current supervisory practices of the Bank subsidiaries' regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. Under the current supervisory practices of the Savings subsidiary's regulatory agency, cash dividends declared in any given year may not exceed the higher of (i) 100% of its net income during the calendar year plus the amount that would reduce by one-half its surplus capital ratio (total regulatory capital less minimum required total regulatory capital) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. The amount of dividends available to the Parent from the Bank and Savings subsidiaries at January 1, 1996, without prior approval, was approximately $226.9 million. Cash dividends paid by the Bank and Savings subsidiaries to the Parent in 1995, 1994 and 1993 were $72.8 million, $95.2 million and $103.8 million, respectively.

   Section 23A of the Federal Reserve Act imposes limitations on the amount of credit that may be extended to the Parent by the Bank and Savings subsidiaries. Generally, up to 10% of the Bank and Savings subsidiaries' regulatory capital, surplus, undivided profits, allowance for loan losses and contingency reserves may be loaned by the Bank and Savings subsidiaries to the Parent. As of December 31, 1995, $166 million of credit was available to the Parent under this limitation, although no extensions of credit were outstanding.

   For the reserve maintenance period in effect at December 31, 1995 and 1994, the Bank and Savings subsidiaries were required to maintain average daily balances totaling approximately $389.7 million and $348.7 million, respectively, with the Federal Reserve Bank. The average amount of reserve balances for the year ended December 31, 1995 totaled approximately $352.1 million.

   As of January 1, 1995, aggregate loans to directors and executive officers and their associates were $23,379,000. Additions and repayments totaled
$4,019,000 and $4,545,000, respectively, during 1995 and the balance was $22,853,000 at year end. These loans were made in the ordinary course of business and were arms-length in terms of credit risk, interest rates and collateral requirements prevailing at the time for comparable transactions. These loans do not represent more than a normal credit risk. None of these loans were nonaccrual, past due or restructured at December 31, 1995.

(18) PENSION PLANS

Substantially    all   employees   are   participants   in   the   Corporation's
noncontributory defined benefit pension plans. Benefits under the plans are based on length of service and a percentage of qualifying compensation during the final years of employment. The Corporation's funding policy is to contribute annually the maximum amount that can be contributed for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Crestar also has unfunded and nonqualified supplemental plans to provide retirement benefits to certain senior officers. Benefits under these plans are also based on length of service and compensation levels.

   A summary of the plans' funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1995 and 1994, based on a measurement date of September 30 for each year, follows.



====================================================================================================================
In thousands                                                         1995                           1994
                                                           --------------------------    ---------------------------
                                                                             Unfunded                    Unfunded
                                                                 Funded    Supplemental     Funded     Supplemental
                                                                 Plans         Plans         Plans         Plans
Accumulated benefit obligations:
    Vested                                                  $  77,650      $  14,621     $  76,402       $ 5,276
    Nonvested                                                   3,322          2,706         2,015            90
- --------------------------------------------------------------------------------------------------------------------
  Total accumulated benefit obligations                        80,972         17,327        78,417         5,366
====================================================================================================================
Projected benefit obligations for service rendered to date   (120,037)       (17,299)     (110,056)       (7,452)
Plan assets at fair value, primarily listed stocks and
  U.S. Treasury bonds                                         126,325              -       128,751             -
- --------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected benefit
  obligations                                                   6,288        (17,299)       18,695        (7,452)
Unrecognized net loss (gain) from past experience different
  from that assumed and effects of changes in assumptions      (6,798)         1,966       (22,633)        1,512
Unrecognized prior service costs                                2,174          8,166           (99)        1,337
Adjustment required to recognize minimum liability               (449)           (83)            -        (1,212)
Unrecognized net assets (obligations) being amortized
  over approximately 15 years                                  (2,613)           350          (275)        1,901
- --------------------------------------------------------------------------------------------------------------------
Accrued pension expense                                     $  (1,398)     $  (6,900)    $  (4,312)      $(3,914)
====================================================================================================================


Net periodic pension expense included the following components in 1995, 1994 and 1993:


=============================================================================================
In thousands                                               1995          1994          1993
Service cost - benefits earned during the year          $ 6,507       $ 6,981       $ 5,301
Interest expense on projected benefit obligations        10,494         9,790         7,437
Actual return on plan assets                                (72)       (1,218)      (19,410)
Net amortization and deferral                           (12,261)      (10,158)        9,221
- ---------------------------------------------------------------------------------------------
Net periodic pension expense                            $ 4,668       $ 5,395       $ 2,549
=============================================================================================

Net periodic pension expense for funded plans constituted 30%, 76% and 71% of total pension expense in 1995, 1994 and 1993, respectively. During 1995, Crestar established an unfunded supplemental pension benefit plan for certain management personnel. Also during 1995, Crestar purchased annuities to settle pension obligations for selected retirees of the Corporation. As a result, the projected benefit obligation was reduced by $18,948,000 in 1995, and a pre-tax gain of $4,340,000 was recognized as noninterest income.

   The Loyola plans were each valued separately for periods prior to the merger with Crestar, and each plan independently determined its assumptions. The aggregate disclosures above, therefore, reflect the following weighted average assumptions used in determining the actuarial present value of the projected benefit obligations.


==============================================================================================================
                                                         Crestar                          Loyola
                                               --------------------------       --------------------------
                                               1995       1994       1993       1995       1994       1993
Weighted average discount rate                 7.75%      8.50%      7.25%      7.75%      8.00%      7.00%
Expected long-term rate of return              9.25       9.00       8.50       9.25       8.50       8.50
Rate of increase in future compensation        4.75       5.00       5.00       4.75       5.00       5.00
==============================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

(19) OTHER EMPLOYEE BENEFIT PLANS

The Corporation maintains a stock incentive plan which allows for the granting of incentive and nonqualified stock options to all employees on a discretionary basis. The Corporation also maintains a stock option plan under which no future options will be granted, but under which previously granted options were outstanding at December 31, 1995. Stock options are granted at prices equal to the fair market value of the stock on the date of grant. Options are exercisable starting one year from the date of grant, or upon retirement, disability or death; options expire seven years from the date of grant for options granted prior to 1989 and ten years from the date of grant for options granted in 1989 and thereafter.

   Summarized activity relating to options for the years ended December 31 follows:


============================================================================================================
                                                                   1995             1994              1993
Outstanding, January 1                                        1,716,553        1,738,806         1,776,320
Granted                                                         339,542          247,840           291,570
Canceled or retired                                              (2,900)          (1,200)          (10,609)
Exercised ($6.64 to $48.25 per share)                          (244,114)        (268,893)         (318,475)
- ------------------------------------------------------------------------------------------------------------
Outstanding, December 31 ($6.64 to $54.88 per share)          1,809,081        1,716,553         1,738,806
- ------------------------------------------------------------------------------------------------------------
Exercisable, December 31                                      1,486,990        1,504,053         1,372,916
============================================================================================================


The Corporation provides postretirement life and contributory health insurance benefit plans for eligible retirees. The cost of such benefits are accrued in a manner similar to pension costs. The projected status of Crestar's postretirement life and contributory health insurance benefit plans for eligible retirees as of December 31 follow:


============================================================================================================
In thousands                                                                            1995          1994
Accumulated postretirement benefit obligations (other than pensions):
  Retirees                                                                          $(31,124)     $(29,155)
  Eligible active plan participants                                                   (7,977)       (7,786)
  Ineligible active participants                                                      (8,782)       (8,400)
- ------------------------------------------------------------------------------------------------------------
    Total                                                                            (47,883)      (45,341)
  Unrecognized net loss from past experience different from that assumed
    and effects of changes in assumptions                                              7,199         6,627
  Unrecognized transition obligation to be recognized over 20 years                   29,070        30,780
- ------------------------------------------------------------------------------------------------------------
  Accrued postretirement benefit expense                                            $(11,614)     $ (7,934)
============================================================================================================

Postretirement benefit expense for the years ended December 31 included:

===========================================================================
In thousands                                         1995          1994
Service cost                                        $  626        $  873
Interest cost                                        3,735         2,977
Net amortization and deferral                        1,972         1,710
- ---------------------------------------------------------------------------
  Net postretirement benefit expense                $6,333        $5,560
===========================================================================

The weighted average annual assumed rate of increase in the per capita cost of covered benefits for health insurance is 11% for 1996 and is assumed to decrease gradually to 7% in 2000 and remain at that level thereafter. Increasing the assumed health care trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by approximately $3.9 million, and would increase the aggregate of the service and interest components of net postretirement benefit expense by approximately $330 thousand for 1995. The weighted average discount rate used in projecting the accumulated plan benefit obligation was 7.75% for 1995, and the average rate of annual compensation increase was 4.75%.

   The Corporation maintains a grantor trust to pay certain employee benefits as they become due. Assets of the trust are restricted to use for applicable employee benefit plans, including deferred compensation and medical benefit plans. Such trust assets of approximately $70 million and $62 million at December 31, 1995 and 1994, respectively, are included in the Corporation's total assets.

   The Corporation has thrift and profit-sharing plans covering substantially all full-time employees beginning January 1 after date of hire. The Corporation makes matching contributions of 50 cents for every $1 of employee contributions to the thrift plan, up to 6 percent of base pay. Employer profit-sharing contributions are determined by applying a formula based on return on equity to covered compensation. Thrift and profit-sharing plan expenses totaled $15.4 million, $17.1 million and $11.5 million in 1995, 1994 and 1993, respectively.

(20) OTHER EXPENSE

Other expense in the consolidated statements of income includes:

================================================================================
In thousands                                   1995          1994          1993
Communications                             $ 30,597      $ 27,380      $ 23,041
Stationery, printing and supplies            10,169         9,592         8,680
Professional fees and services               19,504        15,310        15,829
Loan expense                                  8,532        10,081         9,012
FDIC premiums                                21,650        28,494        25,559
Advertising and marketing                    15,998        22,011        15,344
Transportation                                6,656         6,601         6,123
Outside data services                        25,216        22,619        18,532
Amortization of purchased intangibles        13,934         6,317        10,941
Foreclosed properties                        (4,687)        2,153        34,561
Miscellaneous                                51,474        43,669        38,270
- --------------------------------------------------------------------------------
  Total other expense                      $199,043      $194,227      $205,892
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

(21) CONDENSED BANK AND SAVINGS BANK INFORMATION

Condensed Consolidated Balance Sheets for Crestar Bank, Crestar Bank N.A., Crestar Bank MD and Crestar Bank FSB at December 31, 1995 follow:



===========================================================================================================
In thousands                         Crestar Bank   Crestar Bank N.A.   Crestar Bank MD   Crestar Bank FSB
                                     ------------   -----------------   ---------------   -----------------
Cash and due from banks               $   929,871     $  178,758         $   77,513         $   72,340
Securities held to maturity                72,678          1,000              1,571                  -
Securities available for sale           2,127,297        473,375            215,265            285,953
Money market investments                  417,453        482,040            372,000             40,143
Mortgage loans held for sale              460,797              -                  -            227,421
Loans - net of unearned income          8,754,367        372,510            814,905          1,875,077
  Less: Allowance for loan losses        (196,121)       (14,525)           (14,425)           (15,118)
- -----------------------------------------------------------------------------------------------------------
  Loans - net                           8,558,246        357,985            800,480          1,859,959
Premises and equipment - net              268,158         46,598             16,637             23,955
Customers' liability on acceptances         5,143              -                  -                  -
Intangible assets                         121,098          8,434             53,597              3,603
Other assets                              495,266         34,664             44,816             22,707
- -----------------------------------------------------------------------------------------------------------
  Total Assets                        $13,456,007     $1,582,854         $1,581,879         $2,536,081
===========================================================================================================
Deposits                              $ 9,379,972     $1,282,827         $1,347,392         $1,468,768
Short-term borrowings                   2,192,518        122,444             56,635            525,508
Notes payable to Parent                   213,000         10,000             25,000             23,988
Liability on acceptances                    5,143              -                  -                  -
Other liabilities                         615,738          4,816             11,606             55,818
Long-term debt                             33,870          5,158              6,038            301,601
- -----------------------------------------------------------------------------------------------------------
  Total Liabilities                    12,440,241      1,425,245          1,446,671          2,375,683
- -----------------------------------------------------------------------------------------------------------
  Total Shareholder's Equity            1,015,766        157,609            135,208            160,398
- -----------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholder's Equity              $13,456,007     $1,582,854         $1,581,879         $2,536,081
===========================================================================================================

Condensed Consolidated Statements of Income for Crestar Bank, Crestar Bank N.A., Crestar Bank MD and Crestar Bank FSB for the year ended December 31, 1995 follow:

===========================================================================================================
In thousands                         Crestar Bank   Crestar Bank N.A.   Crestar Bank MD   Crestar Bank FSB
                                     ------------   -----------------   ---------------   -----------------
Income from earning assets            $   899,941     $   92,994         $   83,101         $  188,284
Interest expense                          385,338         41,477             35,190            118,613
- -----------------------------------------------------------------------------------------------------------
Net interest income                       514,603         51,517             47,911             69,671
Provision for loan losses                  49,347              -              5,888              5,160
- -----------------------------------------------------------------------------------------------------------
Net credit income                         465,256         51,517             42,023             64,511
Noninterest income                        226,732         27,947             23,816             11,562
Securities gains (losses)                  (2,370)           396                (58)                 -
- -----------------------------------------------------------------------------------------------------------
Net credit and noninterest income         689,618         79,860             65,781             76,073
Noninterest expense                       442,579         53,586             49,284             67,376
- -----------------------------------------------------------------------------------------------------------
Income before income taxes                247,039         26,274             16,497              8,697
Applicable income tax expense              83,788          9,962              7,123             14,772
- -----------------------------------------------------------------------------------------------------------
Net income (loss)                     $   163,251     $   16,312         $    9,374         $   (6,075)
===========================================================================================================

(22) CONDENSED PARENT INFORMATION

The Parent's Condensed Balance Sheets at December 31 were:

==========================================================================
In thousands                                          1995          1994
Cash in banks                                    $   35,241    $   34,033
Securities held to maturity                          10,119        11,544
Securities available for sale                       114,200        81,200
Money market investments                             73,402       178,528
Notes receivable from subsidiaries                  273,206       235,207
Investments in subsidiaries:
  Bank and savings subsidiaries                   1,468,981     1,269,545
  Non-bank subsidiaries                               8,810         7,375
Other assets                                         18,101        18,448
- --------------------------------------------------------------------------
  Total Assets                                   $2,002,060    $1,835,880
==========================================================================
Securities sold to subsidiary under
     repurchase agreements                           $7,976        $4,565
Other short-term borrowings                         157,929       154,206
Other liabilities                                    60,128        57,369
Long-term debt                                      324,630       324,581
Total shareholders' equity                        1,451,397     1,295,159
- --------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity     $2,002,060    $1,835,880
==========================================================================

The Parent's retained earnings were $855,195,000 and $818,924,000 at December 31, 1995 and 1994, respectively, and were comprised primarily of the undistributed earnings of its subsidiaries. The Parent's Condensed Statements of Income for each of the last three years ended December 31 were:


===========================================================================================================
In thousands                                                              1995        1994          1993
Cash dividends from bank and savings subsidiaries                     $ 72,777      $ 95,229      $103,834
Interest from subsidiaries                                              20,145        15,692        15,674
Interest on securities held to maturity                                    716           778           784
Interest on securities available for sale                                2,829           764           650
Income on other money market investments                                   302           398         1,762
Interest on securities purchased under agreements to resell              8,329         5,208         3,014
Other income                                                               721           744           717
Securities losses                                                            -          (145)       (1,859)
- -----------------------------------------------------------------------------------------------------------
  Total income                                                         105,819       118,668       124,576
- -----------------------------------------------------------------------------------------------------------
Interest on securities sold to subsidiary under repurchase agreements      142            79           325
Interest on other short-term borrowings                                  7,869         4,703         2,696
Interest on long-term debt                                              27,800        16,318        15,754
Other expense                                                            5,848         2,555         1,582
- -----------------------------------------------------------------------------------------------------------
  Total expense                                                         41,659        23,655        20,357
- -----------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed
  net income of subsidiaries                                            64,160        95,013       104,219
Income tax benefit                                                      (3,876)         (647)       (1,131)
- -----------------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of subsidiaries        68,036        95,660       105,350
Equity in undistributed net income of subsidiaries                     111,761        88,458        47,406
- -----------------------------------------------------------------------------------------------------------
Net Income                                                            $179,797      $184,118      $152,756
===========================================================================================================

                                       65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

The Parent's Condensed Statements of Cash Flows for each of the last three years ended December 31 were:

===========================================================================================================
In thousands                                                              1995        1994          1993
OPERATING ACTIVITIES
Net income                                                            $ 179,797     $ 184,118     $ 152,756
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries                 (111,761)      (88,458)      (47,406)
    Depreciation and amortization of premises and equipment                  52            51            52
    Securities losses                                                         -           145         1,859
    Amortization and accretion, net                                         407           259           248
    Net increase in accrued interest receivable, prepaid
      expenses and other assets                                            (651)       (1,222)       (3,780)
    Net increase (decrease) in accrued interest payable,
      accrued expenses and other liabilities                              1,295         7,466        (3,796)
- -------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                              69,139       102,359        99,933
- -------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from maturities of securities held to maturity                   1,347             -             -
Proceeds from maturities of securities available for sale               485,234       108,500             -
Proceeds from sales of securities available for sale                          -           606        22,191
Purchases of securities held to maturity                                     (2)            -          (749)
Purchases of securities available for sale                             (518,000)     (189,700)            -
Net decrease (increase) in money market investments                     105,126       (37,588)       73,501
Net increase in notes receivable from subsidiaries                      (37,999)      (50,000)            -
Decrease in payable to subsidiary                                             -             -       (45,000)
Net decrease (increase) in investment in subsidiaries                    35,037        (4,264)       (8,439)
Net cash paid for acquisitions                                          (22,643)      (28,877)       (5,524)
Other, net                                                                1,026        (1,726)          175
- -------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                       49,126      (203,049)       36,155
- -------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings                          7,134        37,381       (12,636)
Principal payments on long-term debt                                          -             -       (19,349)
Proceeds from the issuance of long-term debt                                  -       149,615             -
Redemption of preferred stock                                                 -             -       (46,350)
Cash dividends paid                                                     (70,207)      (60,705)      (47,034)
Common stock purchased and retired                                      (82,144)      (48,450)      (23,958)
Proceeds from the issuance of common stock                               28,160        24,539        15,416
- -------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                     (117,057)      102,380      (133,911)
- -------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                     1,208         1,690         2,177
Cash and cash equivalents at beginning of year                           34,033        32,343        30,166
- -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $  35,241     $  34,033     $  32,343
=============================================================================================================

Cash and cash equivalents consist of cash in banks.

(23) COMMITMENTS, CONTINGENCIES AND OTHER FINANCIAL INSTRUMENTS

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, floors and collars, swaps and forward contracts, which are some of the instruments used by Crestar to meet the financing needs of its customers and to manage its own interest rate risk. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Any losses which may result from these transactions are not expected to have a material effect on the accompanying consolidated financial statements. Notional principal amounts often are used to express the volume of the transaction, but the amounts potentially subject to credit risk are much smaller. The contract or notional amount, the estimated fair value and the credit risk amount of each class of such instruments at December 31 was:


===================================================================================================================
In thousands
                                                1995                                      1994
                               ----------------------------------------   -----------------------------------------
                                 Estimated                                 Estimated
                                Fair Value    Contract/                   Fair Value     Contract/
                                     Asset     Notional     Credit Risk        Asset      Notional     Credit Risk
                               (Liability)       Amount          Amount  (Liability)        Amount          Amount
Financial  instruments whose
    notional or contract
    amounts equaled
    maximum credit risk:
  Legally binding unfunded
    commitments to extend
    credit                        $(1,173)   $6,733,212      $6,733,212     $ (4,660)   $5,706,731     $5,706,731
  Standby letters of credit             -       401,452         401,452            -       400,040        400,040
  Commercial and similar
    letters of credit                   -        67,628          67,628            -       110,671        110,671
  Recourse obligations                  -     1,027,338       1,027,338            -       890,005        890,005
- -------------------------------------------------------------------------------------------------------------------
    Total                         $(1,173)   $8,229,630      $8,229,630     $ (4,660)   $7,107,447     $7,107,447
===================================================================================================================

Financial instruments whose
    notional or contract
    amounts exceeded the
    amount of credit risk:
  Interest rate risk management
    Interest rate swaps
      Asset rate
        conversions:
        Receive fixed             $13,416    $1,200,000      $   86,288     $(95,147)   $1,460,166     $   30,869
    Interest rate floors                -             -               -          (83)      200,000          1,000
    Interest rate caps                151        40,000           3,325            -             -              -
    Forward contracts              (6,076)      547,790               -           24       266,439            265
  As a financial intermediary
    Interest rate swaps               264        98,434          15,522            -       133,682          3,532
    Interest rate floors                -             -               -            -         7,000             18
    Interest rate collars               -        30,897           2,037           31        37,688          1,408
    Interest rate caps                  -        67,600             599           18       113,104          1,113
- -------------------------------------------------------------------------------------------------------------------
      Total                       $ 7,755    $1,984,721      $  107,771     $(95,157)   $2,218,079     $   38,205
===================================================================================================================


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

   The total contract amounts do not necessarily represent future cash requirements, since many of these items are expected to expire without being drawn upon. At December 31, 1995, approximately $16.4 million of the standby letters of credit and $3.3 million of the commercial and similar letters of credit were participated to other financial institutions.

   A geographic concentration exists within Crestar's loan portfolio since most of Crestar's business activity is with customers located in Virginia, Maryland or Washington, DC. Based upon Standard Industrial Classification codes used for regulatory purposes, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

Corporation had no aggregate loan concentration of 10% or more of total loans in any particular industry at December 31, 1995. However, under a broader view of the portfolio, Crestar had $1.2 billion in loans outstanding to real estate developers and investors at year-end 1995. These loans are diversified by geographic region within Crestar's market and by project type and are made in accordance with the Corporation's normal credit and underwriting guidelines and risk management policies.

   The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. Recourse obligations at December 31, 1995 include $125 million of contractual recourse liability accepted by Crestar on mortgage loan sales to the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). For the period extending over the life of the loans, FNMA and FHLMC have the right to sell any loans which become delinquent back to Crestar. Crestar maintains an allowance (included in Other liabilities in the consolidated balance sheet), which had a balance of $2.3 million at December 31, 1995 based on estimates of future losses on this contractual recourse liability. The remaining notional balance of recourse obligations of $902 million at December 31, 1995 results from the origination and acquisition by Crestar of mortgage servicing rights on Federal Housing Association and Veterans' Association loans, which are serviced under programs of the Government National Mortgage Association (GNMA). Approximately $646 million of this notional balance was insured by agencies of the Federal government or private insurance companies at December 31, 1995.

   As a financial institution, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at December 31, 1995, Crestar was participating in interest rate (fixed receive) swaps, $750 million, $250 million and $200 million of which were used to convert certain floating rate commercial, instalment and real estate mortgage loans, respectively, to fixed rates. Crestar also had interest rate cap agreements outstanding at December 31, 1995, which the Corporation uses to minimize interest rate risk associated with floating rate money market deposits. In addition, Crestar serves as a financial intermediary in interest rate swap, cap, collar and floor agreements, providing risk management services to customers. As an intermediary, Crestar typically becomes a principal in the exchange of interest payments between parties and, therefore, is exposed to loss should one of the parties default. The Corporation performs normal credit review on each counterparty and minimizes its exposure to the interest rate risk inherent in these items by entering into offsetting positions or by using hedging techniques to minimize risk.

   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost (any unrealized gain plus accrued receivable) of approximately $14.4 million plus an amount for additional market movement. Three counterparties constituted 19%, 12% and 10% of the estimated credit and market exposure of $107.8 million at December 31, 1995.

   Crestar also had forward agreements outstanding at December 31, 1995, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

   Crestar may, from time to time, enter into certain derivative contracts, such as purchased futures or options contracts, for trading purposes as discussed in note 1(c). Such contract amounts were not material in 1995.

   The fair values of commitments to extend credit, standby letters of credit and commercial and similar letters of credit were estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of counterparties. Unfunded loan commitments are generally priced at market at the time of funding and are subject to certain credit standards. The fair values of forward agreements are estimated based on current settlement values. The fair values of interest rate swaps, caps and floors are estimated based on the amount the Corporation would receive or pay to terminate the contracts or agreements. Such amounts are determined using a valuation model which considers current market yields, counterparty credit risk and other relevant variables. The carrying value of interest rate swaps, caps and floors, and other off-balance sheet financial instruments was not material at December 31, 1995 and 1994.

   Legislative efforts to resolve the undercapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC, and the disparity between deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund (BIF), may result in a one-time special assessment on SAIF-insured deposits. Earnings in 1996 may be impacted if a legislatively proposed one-time assessment of approximately 80 basis points (0.80%) on SAIF-insured deposits is enacted. Any one-time assessment on SAIF-insured deposits would impact each of Crestar's three bank subsidiaries and its savings bank subsidiary. Approximately 44% of Crestar's current deposit base is SAIF-insured. An 80 basis point assessment, on an after-tax basis, would result in a one-time charge to Crestar of approximately $25 million. As a consequence of the one-time assessment, future earnings are expected to be augmented by a substantial reduction in ongoing SAIF assessment rates. The estimated $25 million charge for Crestar reflects a proposed 20% reduction in the assessments on certain SAIF-insured deposits (known as Oakar deposits) acquired by banks in certain thrift acquisitions. Crestar would accrue such a liability if and when such legislation is enacted into law.

   Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.


(24) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As the majority of Crestar's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Comparability among financial institutions is difficult due to the wide range of acceptable valuation techniques and the subjectivity of required assumptions. Crestar's remaining assets and liabilities, not considered financial instruments, have not been valued differently than customary, historical cost accounting, nor have lines of business been separately valued. Information regarding the estimated fair values of Crestar's financial instruments at December 31 follows:


=============================================================================================================
In thousands                                          Estimated Fair Value            Carrying Value
                                                      Assets (Liabilities)         Assets (Liabilities)
                                                    --------------------------  -----------------------------
                                                         1995         1994          1995          1994
Cash and due from banks                             $ 1,084,047    $   930,599   $ 1,084,047   $   930,599
Securities held to maturity                              88,406      1,180,575        85,368     1,252,278
Securities available for sale                         3,231,389      1,658,780     3,231,389     1,658,780
Money market investments                                516,268        452,650       516,268       452,650
Net loans, including loans held for sale             12,387,000     11,164,000    12,254,361    11,249,184
Other financial instrument assets                       321,213        191,528       320,848       191,569
Deposits with no stated maturities                   (8,952,501)    (8,607,113)   (8,952,501)   (8,607,113)
Deposits with stated maturities                      (4,315,000)    (3,745,000)   (4,300,914)   (3,809,646)
Short-term borrowings                                (2,227,338)    (1,807,237)   (2,227,338)   (1,807,237)
Long-term debt                                         (717,253)      (679,590)     (671,296)     (715,132)
Other financial instrument liabilities                 (630,220)      (233,076)     (630,220)     (233,076)
Off-balance sheet financial instruments - net             6,582        (99,817)            -             -
=============================================================================================================


The carrying amounts in the table are included in the consolidated balance sheets under the indicated captions, except for off-balance sheet financial instruments which are discussed in note 23.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crestar Financial Corporation And Subsidiaries

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


(25) QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Consolidated quarterly results of operations for the years ended December 31 were:


=============================================================================================================
Dollars in thousands, except per share data               First         Second         Third        Fourth
1995                                                    Quarter        Quarter       Quarter       Quarter
Income from earning assets                             $299,960       $308,780      $309,584      $317,791
Net interest income                                     169,723        171,025       169,277       172,791
Provision for loan losses                                10,301         13,736        14,231        21,302
Securities gains (losses)                                (2,410)        (1,050)          (69)        1,316
Other noninterest income                                 68,955         73,871        75,044        72,885
Net credit and noninterest income                       225,967        230,110       230,021       225,690
Noninterest expense                                     149,910        152,087       148,570       168,867
Income before income taxes                               76,057         78,023        81,451        56,823
Net Income                                               49,659         51,765        52,076        26,297
- -------------------------------------------------------------------------------------------------------------
Per Common Share
  Net Income                                           $   1.14       $   1.18      $   1.19      $    .61
  Dividends declared                                        .40            .45           .45           .45
Average shares outstanding (000s)                        43,641         43,782        43,686        43,634
=============================================================================================================
1994
Income from earning assets                             $256,454       $267,199      $280,343      $284,648
Net interest income                                     157,725        161,757       166,350       164,763
Provision for loan losses                                10,212          9,030         8,250         2,850
Securities gains (losses)                                (1,718)           (49)           12        (9,021)
Other noninterest income                                 65,870         69,701        66,733        67,708
Net credit and noninterest income                       211,665        222,379       224,845       220,600
Noninterest expense                                     145,779        152,887       152,210       148,852
Income before income taxes                               65,886         69,492        72,635        71,748
Net Income                                               43,972         46,250        47,358        46,538
- -------------------------------------------------------------------------------------------------------------
Per Common Share
  Net Income                                           $   1.01       $   1.06      $   1.09      $   1.08
  Dividends declared                                        .33            .40           .40           .40
Average shares outstanding (000s)                        43,337         43,470        43,626        43,165
=============================================================================================================

Crestar Financial Corporation

THE BOARD OF DIRECTORS AND SHAREHOLDERS

We have audited the accompanying consolidated balance sheets of Crestar Financial Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestar Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

   Effective January 1, 1994, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


/s/KPMG Peat Marwick LLP
Richmond, Virginia
January 17, 1996


STATEMENT ON CORPORATE RESPONSIBILITY

The financial statements on pages 42 to 70 have been prepared by management in accordance with generally accepted accounting principles and include some amounts that are necessarily based on our best estimates and judgments. We are responsible for the accuracy, integrity, objectivity, consistency and fair presentation of the financial statements and all other financial information contained in this Annual Report. One way we fulfill these responsibilities is by relying on a system of internal controls, which has been designed to ensure that transactions are properly authorized and recorded in our financial records. Included in the system is an internal auditing function that independently assesses the effectiveness of internal controls and recommends possible improvements thereto. Because of inherent limitations in any system of controls, there can be no absolute assurance that errors or irregularities will not occur. Nevertheless, we believe that our system of internal controls provides reasonable assurance as to the integrity and reliability of our financial records.

   Some of the financial information in this Annual Report is presented on a tax-equivalent basis to improve comparative analysis. In addition, some of the business segment information incorporates allocation methods for which there is no generally accepted accounting principles. However, in all other respects, it is consistent with the audited financial statements.

   Through its Audit Committee, which is composed of directors who are not officers or employees of the Corporation, the Board of Directors fulfills its oversight responsibility for determining that the accounting policies employed by management in preparing the Corporation's financial statements are appropriate and that our system of internal controls is adequately reviewed and maintained. The Committee periodically reviews, with management and the internal auditors, accounting policies, control procedures, and audit and regulatory examination reports of the Corporation and its subsidiaries. In addition, our external auditors meet regularly with and have full and free access to the Committee, privately and with management present, to discuss the results of their audits and other auditing, accounting and financial reporting matters. The Committee reports to the full Board after each of its meetings.

   KPMG Peat Marwick LLP have audited the accompanying consolidated financial statements. Their report, located above, represents their judgment as to whether our consolidated financial statements present fairly our financial position and results of operations and cash flows in conformity with generally accepted accounting principles.

   We are committed to ensuring that corporate affairs are conducted in accordance with consistently applied standards of conduct applicable to all officers and associates. In essence, everyone is expected to manage their responsibilities with integrity. Our standards provide guidance on general business conduct, political activities, community involvement, outside employment and business activities, conflict of interests, personal finances, and the use and safeguard of confidential information.

Crestar Financial Corporation

BOARD OF DIRECTORS CRESTAR FINANCIAL CORPORATION
Crestar Financial Corporation And Subsidiaries

RICHARD M. BAGLEY
President
Bagley Investment Company
Hampton, Virginia
Real Estate Investments
Audit Committee

J. CARTER FOX
Chairman & Chief Executive Officer
Chesapeake Corporation
Richmond, Virginia
Packaging and Paper Products Manufacturer
Executive Committee

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

PATRICK J. MAHER
Chairman & Chief Executive Officer
Washington Gas
Washington, DC
Natural Gas Utility
Executive Committee and Audit Committee
(Chairman)

FRANK E. MCCARTHY
Executive Vice President
National Automobile Dealers Association
McLean, Virginia
Executive Committee

PAUL D. MILLER
President & Chief Executive Officer
Sperry Marine, Inc.
Charlottesville, Virginia
Marine Navigation and Control Systems
Audit Committee

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

EUGENE P. TRANI
President
Virginia Commonwealth University
Richmond, Virginia
Audit Committee

L. DUDLEY WALKER
Chairman
Bassett-Walker, Inc.
Martinsville, Virginia
Textile and Apparel Manufacturer
Audit Committee

JAMES M. WELLS III
President
Crestar Financial Corporation and Crestar Bank
Executive Committee

KAREN HASTIE WILLIAMS
Partner
Crowell & Moring
Washington, DC
Attorneys
Human Resources and Compensation Committee

PRINCIPAL OFFICERS CRESTAR FINANCIAL CORPORATION
Crestar Financial Corporation and Subsidiaries

RICHARD G. TILGHMAN, 55
Chairman & Chief Executive Officer
29 years of service. Elected President and Chief Executive Officer in 1985 and Chairman in 1986.

JAMES M. WELLS III, 49
President
27 years of service. Elected Executive Vice President of Corporate Banking in 1985 and of the Banking Group in 1986 and to current position in 1988.


THOMAS M. ECKIS, 47
Corporate Executive Vice President & Senior Credit Officer
21 years of service. He was named manager of Real Estate Finance in Northern Virginia in 1984. In 1990, he became group head for all of Crestar's commercial real estate finance activities and to current position in 1995.


C. GARLAND HAGEN, 50
Corporate Executive Vice President-Investment Bank
23 years of service. Elected Executive Vice President in 1987.

WILLIAM C. HARRIS, 58
Corporate Executive Vice President & Chairman-Greater Washington Banking &
Maryland Banking 32 years of service.   Elected President-Northern Region in
1983 and to current position in 1995.

RICHARD F. KATCHUK, 49
Corporate  Executive Vice President & Chief Financial Officer
Elected to current position in 1995.

O.H. PARRISH, JR., 53
Corporate Executive Vice President & President-Virginia Banking
30 years of service. Elected Executive Vice President & Senior Credit Officer in 1985 and to current position in 1994.


WILLIAM K. BUTLER II, 49
President-Eastern Region
23 years of service. Elected President-Norfolk in 1984 and to current position in 1985.

F. EDWARD HARRIS, 54
President-Western Region
31 years of service. Elected Executive Vice President-Western Region in 1982 and to current position in 1985.

C.T. HILL, 45
President-Capital Region
25 years of service. Elected Senior Vice President-Commercial Banking in 1983, Executive Vice President-Capital Region Commercial Division in 1990 and to current position in 1994.

PETER F. NOSTRAND, 48
President-Greater Washington Region
22 years of service. Elected Senior Executive Vice President of Greater Washington Region in 1988 and to current position in 1995.

WILLIAM A. WYCOFF, 47
President-Maryland Region
14 years of service. Previously served as Executive Vice President and Manager of Community Banking, Marketing and Administration at Loyola Capital Corporation. Elected to current position in 1995.

WILLIAM M. GINTHER, 49
Group Executive Vice President-Technology & Operations
25 years of service. Elected Executive Vice President in 1987 and to current position in 1994.

JAMES J. KELLEY, 51
Group Executive Vice President-Management Resources Group
22 years of service. Elected Senior Vice President in 1986 and to current position in 1995

STATEMENT OF BUSINESS
Crestar Financial Corporation And Subsidiaries

Crestar Financial Corporation (Crestar) is the holding company for Crestar Bank (Virginia), Crestar Bank, N.A. (Washington, DC), Crestar Bank MD (Maryland) and Crestar Bank FSB (Maryland), a federally chartered thrift acquired in 1995. At December 31, 1995, Crestar Financial Corporation had $13.3 billion in total deposits and $1.5 billion in total shareholders' equity.

   In 1963, six Virginia banks combined to form United Virginia Bankshares Incorporated (UVB), a Virginia stock corporation and registered bank holding company. During the 1960s and 1970s, UVB acquired 18 other Virginia banks and formed one de novo bank. On December 31, 1979, all of the UVB banks were merged into United Virginia Bank. During the 1980s, nine more banks were acquired, including NS&T Bank, N.A., in the District of Columbia in 1985 and Bank of Bethesda in Maryland in 1986. In September 1987, UVB changed its name to Crestar Financial Corporation and its bank subsidiaries adopted their present names, all using the common identifier "Crestar." Since 1990, Crestar Financial Corporation has acquired 20 banks and thrifts in Virginia, Maryland and Washington, DC. The most significant transaction in 1995 was the acquisition of Loyola Federal Savings Bank (renamed Crestar Bank FSB) which added 25 full service banking offices and $1.5 billion in deposits.

   Crestar Financial Corporation is supervised and examined by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (BHCA). The BHCA requires Federal Reserve approval for bank acquisitions and regulates non-banking activities of bank holding companies. Deposits of Crestar's three subsidiary banks and Crestar Bank FSB are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1995, approximately 56% of Crestar's deposits were insured by the Bank Insurance Fund (BIF) of the FDIC, with the remainder insured by the Savings Association Insurance Fund (SAIF) of the FDIC. Each subsidiary has a different group of regulators: Crestar Bank, the lead bank located in Virginia, is regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond; Crestar Bank N.A. of Washington, DC is regulated by the Comptroller of the Currency; Crestar Bank MD of Maryland is regulated by the Maryland Bank Commissioner and the Federal Reserve Bank of Richmond; and Crestar Bank FSB is regulated by the Office of Thrift Supervision.

   Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law permits interstate branching at any earlier date), if state law expressly permits interstate branching.

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

   The 1989 Financial Reform, Recovery and Enforcement Act (FIRREA) expanded federal regulatory enforcement powers. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of under-capitalized insured depository affiliates. All Crestar banks, including newly-acquired Crestar Bank FSB, were considered "well-capitalized" under regulatory definitions in effect at December 31, 1995. This is the highest rating presently available.

   Crestar serves customers through a network of 377 banking offices and 343 automated teller machines as of December 31, 1995. The Crestar banks offer a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards and international banking services. Services also are provided through non-bank subsidiaries. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Securities brokerage and investment banking services are offered by Crestar Securities Corporation. Mortgage loan origination, servicing and wholesale lending are offered by Crestar Mortgage Corporation, and Capitoline Investment Services Incorporated provides investment advisory services. Both Crestar Mortgage and Capitoline are subsidiaries of Crestar Bank.

   The mission of Crestar Financial Corporation is to provide a broad array of financial products and services at a price that represents the best value for our customers' money and, by doing so, to provide a superior return for our shareholders.

   Crestar's executive offices are located at Crestar Center, 919 East Main Street, Richmond, Virginia. Regional headquarters are located in Norfolk and Roanoke, Virginia, Washington, DC and Baltimore, Maryland. Crestar's Operations Center is located in Richmond.

FORM 10-K CROSS REFERENCE INDEX
Crestar Financial Corporation And Subsidiaries

PART I
  Item I  Business                                                          74
           Guide 3 Disclosures                            20-21, 31-32,  34-40,
                                                          47-48, 52-55, 57, 76,
                                                                         78-80
  Item 2  Properties                                                    74, 55
  Item 3  Legal Proceedings                                               None
  Item 4  Submission of Matters to a Vote of
           Security Holders                                               None

PART II

  Item 5  Market for the Registrant's Common Equity and
           Related Shareholder Matters                      60, 80, Back Cover
  Item 6  Selected Financial Data                                           13
  Item 7  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 13-41
  Item 8  Financial Statements and Supplementary Data
           Consolidated Financial Statements:
           Crestar Financial Corporation and Subsidiaries
             Consolidated Balance Sheets                                    42
             Consolidated Statements of Income                              43
             Consolidated Statements of Cash Flows                          44
             Consolidated Statements of Changes in
              Shareholders' Equity                                          45
           Notes to Consolidated Financial Statements                    46-70
           Independent Auditors' Report                                     71
           Condensed Financial Information of Registrant         57, 60, 65-66
           Selected Quarterly Financial Data                                70
 Item 9  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                            None

PART III

 Item 10  Directors (1) and Executive Officers of
           the Registrant                                               72, 73
 Item 11  Executive Compensation (1)
 Item 12  Security Ownership of Certain Beneficial
           Owners and Management (1)
 Item 13  Certain Relationships and Related Transactions (1)

PART IV

 Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K:
             See Item 8 for a listing of all Financial
               Statements and Supplementary Data
           Reports on Form 8-K                                           None
           Exhibits (2)
           Signatures
             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 23, 1996 by the undersigned, thereunto duly authorized.

             CRESTAR FINANCIAL CORPORATION,
             Registrant

             /s/John C. Clark III
             JOHN C. CLARK III,
             Corporate Senior Vice President,
             General Counsel and Secretary

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 23, 1996 by the following persons in the capacities indicated.

             /s/Richard G. Tilghman
             RICHARD G. TILGHMAN,
             Chairman and Chief Executive Officer

              /s/James M. Wells III
             JAMES M. WELLS III, President

             /s/Richard F. Katchuk
             RICHARD F. KATCHUK,
             Corporate  Executive  Vice  President and Chief  Financial  Officer

             /s/James D. Barr
             JAMES D. BARR,  Group  Executive  Vice  President,
             Controller  and  Treasurer

             A MAJORITY OF THE DIRECTORS OF THE REGISTRANT whose names appear on page 72.

- -------------------------------------------------------------------------------
1 This information is omitted pursuant to Instruction G of Form 10-K since the Registrant intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1995.

2 A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to John C. Clark III, Secretary, Crestar Financial Corporation, 919 East Main Street, Richmond, VA 23261-6665.

NOTE: Any information not included herein has been omitted because it is not applicable.

SUPPLEMENTAL FINANCIAL INFORMATION
Crestar Financial Corporation And Subsidiaries

MATURITY AND RATE SENSITIVITY OF SELECTED LOANS



December 31, 1995
In millions                                                          Maturity
                                                    -------------------------------------------
                                                    within 1 year     1-5 years    over 5 years    Total
Commercial                                            $1,856.2        $  870.3        $375.6     $3,102.1
Real estate - income property                            307.1           434.0         133.3        874.4
Real estate - construction                               183.9            54.1          24.3        262.3
- ---------------------------------------------------------------------------------------------------------
  Total business loans                                 2,347.2         1,358.4         533.2      4,238.8
Less: Business loans with predetermined rates            406.4           672.0         278.8      1,357.2
- ---------------------------------------------------------------------------------------------------------
  Business loans with adjustable rates                $1,940.8        $  686.4        $254.4     $2,881.6
=========================================================================================================

TIME DEPOSITS $100,000 AND OVER
December 31, 1995
In millions                                          Maturity
                            -----------------------------------------
                            0-3 mos.   3-6 mos.  6-12 mos.  over 1 yr.   Total
Certificates of deposit
   $100,000 and over         $81.5      $12.3     $11.2      $ 11.2     $116.2
Domestic time deposits        17.2       25.4      36.6       103.0      182.2
- -------------------------------------------------------------------------------
  Total                      $98.7      $37.7     $47.8      $114.2     $298.4
===============================================================================

MAXIMUM SHORT-TERM BORROWINGS
In thousands                           Maximum Outstanding At Any Month End
                                     ------------------------------------------
                                         1995            1994           1993
Federal funds purchased              $1,318,928      $1,522,138     $  699,202
Securities sold under
   repurchase agreements                826,671       1,026,502      1,359,351
Federal Home Loan Bank borrowings       484,200         371,200         96,800
Notes payable                           177,300         163,731        112,365
Term federal funds purchased                  -               -         50,000
Other                                     5,200           4,660         39,318
================================================================================

SHORT-TERM BORROWINGS--AVERAGE BALANCES AND RATES


                                          1995                       1994                   1993
                                  --------------------       ------------------     -------------------
Dollars in thousands                  Amount      Rate          Amount     Rate        Amount     Rate
Federal funds purchased           $  739,734      5.89%      $  595,390    4.23%    $  525,956     3.28%
Securities sold under
  repurchase agreements              478,346      5.53          581,513    3.73        847,875     2.90
Federal Home Loan Bank
  borrowings                         368,879      6.08          208,561    6.26         45,105     7.41
Notes payable                        158,249      4.95          131,562    3.67        108,200     2.48
Term federal funds purchased               -         -                -       -          4,658     3.21
Other                                  2,206      3.26            3,166    6.30         13,283     3.27
- ---------------------------------------------------------------------------------------------------------
Total                             $1,747,414      5.74%      $1,520,192    4.26%    $1,545,077     3.13%
=========================================================================================================


CONSOLIDATED STATEMENTS OF INCOME (FIVE YEARS) AND SUPPLEMENTARY DATA Crestar Financial Corporation And Subsidiaries



In thousands, except per share data                           Years Ended December 31,
                                          ----------------------------------------------------------------------
INCOME FROM EARNING ASSETS                   1995            1994           1993          1992           1991
Interest and fees on loans                $1,013,613     $  826,012       $695,819    $  762,646     $  901,769
Interest on securities held to maturity       64,228         74,478        136,420       181,376        178,989
Interest and dividends on securities
  available for sale                         109,927        131,520         86,590         5,464         18,987
Income on money market investments            20,202         27,780         26,784        41,316         51,688
Interest on mortgage loans held
  for sale                                    28,145         28,854         29,531        28,522         19,012
- ----------------------------------------------------------------------------------------------------------------
  Total income from earning assets         1,236,115      1,088,644        975,144     1,019,324      1,170,445
- ----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest checking deposits                    42,279         43,143         39,820        46,276         47,164
Money market deposit accounts                111,493         83,202         68,772        87,791        112,807
Regular savings deposits                      39,023         42,718         36,758        32,634         24,807
Domestic time deposits                       206,307        162,794        155,270       228,722        325,686
Certificates of deposit $100,000
  and over                                     3,916          2,600          2,043         7,797         39,596
- ----------------------------------------------------------------------------------------------------------------
  Total interest on deposits                 403,018        334,457        302,663       403,220        550,060
Short-term borrowings                        100,365         64,836         48,387        38,217        113,234
Long-term debt                                49,916         38,756         33,056        27,034         23,887
- ----------------------------------------------------------------------------------------------------------------
  Total interest expense                     553,299        438,049        384,106       468,471        687,181
- ----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                          682,816        650,595        591,038       550,853        483,264
Provision for loan losses                     59,570         30,342         51,860       106,307        220,921
- ----------------------------------------------------------------------------------------------------------------
NET CREDIT INCOME                            623,246        620,253        539,178       444,546        262,343
- ----------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts           89,379         83,824         80,237        74,684         58,796
Trust and investment advisory income          60,645         55,609         57,440        51,007         48,322
Bank card-related income                      47,579         39,655         27,598        23,187         22,694
Other income                                  93,152         90,924         79,162        72,040         65,813
Securities gains (losses)                     (2,213)       (10,776)         2,084         6,463         48,165
- ----------------------------------------------------------------------------------------------------------------
  Total noninterest income                   288,542        259,236        246,521       227,381        243,790
- ----------------------------------------------------------------------------------------------------------------
NET CREDIT AND NONINTEREST INCOME            911,788        879,489        785,699       671,927        506,133
- ----------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Personnel expense                            340,440        329,273        285,308       256,636        231,779
Occupancy expense - net                       48,650         47,084         42,777        39,878         36,875
Equipment expense                             31,301         29,144         27,817        27,587         27,866
Other expense                                199,043        194,227        205,892       229,471        151,115
- ----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                  619,434        599,728        561,794       553,572        447,635
- ----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   292,354        279,761        223,905       118,355         58,498
Income tax expense                           112,557         95,643         71,149        24,441         14,099
- ----------------------------------------------------------------------------------------------------------------
NET INCOME                                $  179,797     $  184,118       $152,756    $   93,914     $   44,399
================================================================================================================
EARNINGS PER SHARE
  Primary                                 $     4.12     $     4.24       $   3.49    $     2.35     $     1.11
  Fully diluted                                 4.11           4.24           3.49          2.34           1.11
================================================================================================================
SUPPLEMENTARY DATA
Average shares outstanding (000s):
  Primary                                     43,685         43,398         43,103        38,903         37,682
  Fully diluted                               43,780         43,409         43,189        39,008         37,732
================================================================================================================


CONSOLIDATED AVERAGE BALANCES/NET INTEREST INCOME/RATES (1)
Crestar Financial Corporation And Subsidiaries


                                                     1995                                1994
                                         ---------------------------------  --------------------------------
                                                       Income (4)/  Yield/               Income (4)/  Yield/
Dollars in thousands                         Balance     Expense    Rate       Balance     Expense    Rate
                                         ---------------------------------  --------------------------------
ASSETS                                             $           $       %             $           $       %
Taxable securities held to maturity          982,542      61,394    6.25     1,159,874      69,693    6.01
Tax-exempt securities held to maturity        63,401       5,943    9.37        74,136       7,257    9.79
- -----------------------------------------------------------------------------------------------------------
  Total securities held to maturity (2)    1,045,943      67,337    6.44     1,234,010      76,950    6.24
Securities available for sale (2)          1,677,560     109,927    6.55     2,224,337     131,520    5.91
Money market investments (2)                 337,168      20,202    5.99       639,413      27,780    4.34
Mortgage loans held for sale (2)             374,482      28,145    7.52       407,796      28,854    7.08
- -----------------------------------------------------------------------------------------------------------
Commercial                                 2,993,249     252,147    8.42     2,892,586     228,608    7.90
Real estate - income property                916,106      78,459    8.56       805,801      65,779    8.16
Real estate - construction                   267,123      27,492   10.29       288,844      25,672    8.89
Instalment                                 2,411,274     215,800    8.95     2,041,054     170,158    8.34
Bank card                                  1,570,725     177,440   11.30     1,144,186     136,631   11.94
Real estate - mortgage                     3,473,922     270,427    7.78     2,812,256     207,619    7.38
- -----------------------------------------------------------------------------------------------------------
  Total loans - net of unearned           11,632,399   1,021,765    8.78     9,984,727     834,467    8.36
    income (2)(3)
Allowance for loan losses                   (237,302)                         (240,579)
- -----------------------------------------------------------------------------------------------------------
  Loans - net                             11,395,097                         9,744,148
Cash and due from banks                      781,657                           734,140
Premises and equipment - net                 356,712                           342,458
Customers' liability on acceptances            9,335                             8,537
Intangible assets - net                      159,802                           108,291
Foreclosed properties - net                   24,624                            38,481
Other assets                                 477,216                           456,505
- -----------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                            16,639,596                        15,938,116
                                          ==========                        ==========
TOTAL EARNING ASSETS                      15,067,552   1,247,376    8.28    14,490,283   1,099,571    7.59
                                          ==========   =========    ====    ==========   =========    ====
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits                 1,922,313      42,279    2.20     1,942,644      43,143    2.22
Money market deposit accounts              2,883,429     111,493    3.87     2,778,602      83,202    2.99
Regular savings deposits                   1,414,291      39,023    2.76     1,594,576      42,718    2.68
Domestic time deposits                     4,031,506     206,307    5.12     3,843,562     162,794    4.24
Certificates of deposit $100,000 and over     72,665       3,916    5.39        58,671       2,600    4.43
- -----------------------------------------------------------------------------------------------------------
  Total savings and time deposits (2)     10,324,204     403,018    3.90    10,218,055     334,457    3.27
Demand deposits                            2,224,269                         2,120,674
- -----------------------------------------------------------------------------------------------------------
  Total deposits                          12,548,473                        12,338,729
Short-term borrowings (2)                  1,747,414     100,365    5.74     1,520,192      64,836    4.26
Long-term debt (2)                           695,537      49,916    7.18       588,269      38,756    6.59
Liability on acceptances                       9,335                             8,537
Other liabilities                            242,888                           220,444
- -----------------------------------------------------------------------------------------------------------
  Total liabilities                       15,243,647                        14,676,171
- -----------------------------------------------------------------------------------------------------------
Preferred stock                                    -                                 -
Common shareholders' equity                1,395,949                         1,261,945
- -----------------------------------------------------------------------------------------------------------
  Total shareholders' equity               1,395,949                         1,261,945
- -----------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  16,639,596                        15,938,116
                                          ==========                        ==========
Total interest-bearing liabilities        12,767,155     553,299    4.33    12,326,516     438,049    3.55
Other sources - net                        2,300,397                         2,163,767
- -----------------------------------------------------------------------------------------------------------
TOTAL SOURCES OF FUNDS                    15,067,552     553,299    3.67    14,490,283     438,049    3.02
                                          ==========     =======    ====    ==========     =======    ====
NET INTEREST SPREAD                                                 3.95                              4.04
NET INTEREST INCOME/MARGIN                               694,077    4.61                   661,522    4.57
==========================================================================================================

1 Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense

2 Indicates earning asset or interest-bearing liability


                                                     1993                             1992
                                           ------------------------------   -------------------------------
                                                      Income (4)/  Yield/              Income (4)/  Yield/
Dollars in thousands                        Balance     Expense    Rate       Balance    Expense    Rate
                                           ------------------------------   -------------------------------
ASSETS                                            $            $       %             $          $       %
Taxable securities held to maturity        2,002,583     129,600    6.47     2,522,407    172,692    6.84
Tax-exempt securities held to maturity        99,548      10,478   10.53       131,789     14,048   10.66
- -----------------------------------------------------------------------------------------------------------
Total securities held to maturity (2)      2,102,131     140,078    6.66     2,654,196    186,740    7.03
Securities available for sale (2)          1,615,535      86,590    5.36        89,189      5,464    6.13
Money market investments (2)                 768,038      26,784    3.49     1,074,990     41,316    3.84
Mortgage loans held for sale (2)             429,638      29,531    6.87       367,734     28,522    7.76
- -----------------------------------------------------------------------------------------------------------
Commercial                                 2,795,853     216,038    7.73     3,106,095    255,992    8.24
Real estate - income property                795,371      62,082    7.81       736,446     64,899    8.81
Real estate - construction                   279,705      21,120    7.55       394,859     27,500    6.97
Instalment                                 1,769,718     157,577    8.90     1,760,830    188,188   10.69
Bank card                                    701,669      95,923   13.67       538,324     81,409   15.12
Real estate - mortgage                     1,899,565     152,021    8.00     1,690,312    155,264    9.19
- -----------------------------------------------------------------------------------------------------------
  Total loans - net of unearned
    income (2)(3)                          8,241,881     704,761    8.55     8,226,866    773,252    9.40
Allowance for loan losses                   (230,832)                         (241,720)
- -----------------------------------------------------------------------------------------------------------
  Loans - net                              8,011,049                         7,985,146
Cash and due from banks                      699,705                           672,910
Premises and equipment - net                 319,478                           303,610
Customers' liability on acceptances           16,260                            20,991
Intangible assets - net                       71,629                            63,227
Foreclosed properties - net                   76,742                           132,208
Other assets                                 457,606                           435,558
- -----------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                            14,567,811                        13,799,759
                                          ==========                        ==========
TOTAL EARNING ASSETS                      13,157,223     987,744    7.51    12,412,975  1,035,294    8.34
                                          ==========     =======    ====    ==========  =========    ====
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits                 1,704,814      39,820    2.34     1,506,618     46,276    3.07
Money market deposit accounts              2,606,943      68,772    2.64     2,644,467     87,791    3.32
Regular savings deposits                   1,289,149      36,758    2.85       940,603     32,634    3.47
Domestic time deposits                     3,520,716     155,270    4.41     4,167,734    228,722    5.49
Certificates of deposit $100,000 and over     46,650       2,043    4.38       120,481      7,797    6.48
- -----------------------------------------------------------------------------------------------------------
  Total savings and time deposits (2)      9,168,272     302,663    3.30     9,379,903    403,220    4.30
Demand deposits                            1,984,250                         1,734,545
- -----------------------------------------------------------------------------------------------------------
  Total deposits                          11,152,522                        11,114,448
Short-term borrowings (2)                  1,545,077      48,387    3.13     1,134,230     38,217    3.37
Long-term debt (2)                           463,691      33,056    7.13       308,491     27,034    8.76
Liability on acceptances                      16,260                            20,991
Other liabilities                            200,434                           234,847
- -----------------------------------------------------------------------------------------------------------
  Total liabilities                       13,377,984                        12,813,007
- -----------------------------------------------------------------------------------------------------------
Preferred stock                               43,890                            45,000
Common shareholders' equity                1,145,937                           941,752
- -----------------------------------------------------------------------------------------------------------
  Total shareholders' equity               1,189,827                           986,752
- -----------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  14,567,811                        13,799,759
                                          ==========                        ==========
Total interest-bearing liabilities        11,177,040     384,106    3.44    10,822,624    468,471    4.33
Other sources - net                        1,980,183                         1,590,351
- -----------------------------------------------------------------------------------------------------------
TOTAL SOURCES OF FUNDS                    13,157,223     384,106    2.92    12,412,975    468,471    3.77
                                          ==========     =======    ====    ==========    =======    ====
NET INTEREST SPREAD                                                 4.07                             4.01
NET INTEREST INCOME/MARGIN                              603,638     4.59                  566,823    4.57
===========================================================================================================


(continued)

                                                            1991
                                                 -------------------------------
                                                            Income (4)/  Yield/
Dollars in thousands                               Balance    Expense    Rate
                                                 -------------------------------
ASSETS                                                   $          $       %
Taxable securities held to maturity              1,926,143    168,117    8.73
Tax-exempt securities held to maturity             159,466     17,680   11.09
- --------------------------------------------------------------------------------
  Total securities held to maturity (2)          2,085,609    185,797    8.91
Securities available for sale (2)                  207,042     18,987    9.17
Money market investments (2)                       873,716     51,688    5.92
Mortgage loans held for sale (2)                   204,033     19,012    9.32
- -------------------------------------------------------------------------------
Commercial                                       3,566,924    342,277    9.60
Real estate - income property                      752,652     65,561    8.71
Real estate - construction                         674,126     56,760    8.42
Instalment                                       1,883,865    208,502   11.07
Bank card                                          526,442     82,223   15.62
Real estate - mortgage                           1,554,574    161,717   10.40
- -------------------------------------------------------------------------------
  Total loans - net of unearned income (2)(3)    8,958,583    917,040   10.24
Allowance for loan losses                         (213,312)
- --------------------------------------------------------------------------------
  Loans - net                                    8,745,271
Cash and due from banks                            639,736
Premises and equipment - net                       294,844
Customers' liability on acceptances                 26,416
Intangible assets - net                             92,405
Foreclosed properties - net                         85,391
Other assets                                       268,712
- --------------------------------------------------------------------------------
  TOTAL ASSETS                                  13,523,175
                                                ==========
TOTAL EARNING ASSETS                            12,328,983  1,192,524    9.67
                                                ==========  =========    ====
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits                       1,025,073     47,164    4.60
Money market deposit accounts                    2,074,183    112,807    5.44
Regular savings deposits                           504,548     24,807    4.92
Domestic time deposits                           4,530,873    325,686    7.19
Certificates of deposit $100,000 and over          555,967     39,596    7.12
- --------------------------------------------------------------------------------
  Total savings and time deposits (2)            8,690,644    550,060    6.33
Demand deposits                                  1,554,487
- --------------------------------------------------------------------------------
  Total deposits                                10,245,131
Short-term borrowings (2)                        1,958,580    113,234    5.78
Long-term debt (2)                                 259,918     23,887    9.19
Liability on acceptances                            26,416
Other liabilities                                  106,297
- --------------------------------------------------------------------------------
  Total liabilities                             12,596,342
- --------------------------------------------------------------------------------
Preferred stock                                     45,000
Common shareholders' equity                        881,833
- --------------------------------------------------------------------------------
  Total shareholders' equity                       926,833
- --------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                        13,523,175
                                                ==========
Total interest-bearing liabilities              10,909,142    687,181    6.30
Other sources - net                              1,419,841
- --------------------------------------------------------------------------------
TOTAL SOURCES OF FUNDS                          12,328,983    687,181    5.57
                                                ==========    =======    ====
NET INTEREST SPREAD                                                      3.37
NET INTEREST INCOME/MARGIN                                    505,343    4.10
================================================================================

3 Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

4 The tax-equivalent adjustment to net interest income was $11.3 million in 1995, $10.9 million in 1994, $12.6 million in 1993, $16.0 million in 1992 and $22.1 million in 1991.

SELECTED RATIOS AND OTHER DATA
Crestar Financial Corporation And Subsidiaries



RATIOS                                                       1995         1994         1993         1992         1991
Net interest margin (1)                                      4.61%        4.57%         4.59%        4.57%        4.10%
Noninterest expense to:
  Net interest income (1) and noninterest income            63.04        65.13         66.08        69.70        59.75
  Average assets                                             3.72         3.76          3.86         4.01         3.31
Net Income to net interest and noninterest income           18.51        20.24         18.24        12.07         6.11
Average earning assets to average total assets              90.55        90.92         90.32        89.95        91.17
Net Income to:
  Average earning assets                                     1.19         1.27          1.16          .76          .36
  Average assets                                             1.08         1.16          1.05          .68          .33
  Average total equity                                      12.88        14.59         12.84         9.52         4.79
Income applicable to common shares to average
  common equity                                             12.88        14.59         13.14         9.71         4.74
Average total equity to:
  Average loans                                             12.00        12.64         14.44        11.99        10.35
  Average assets                                             8.39         7.92          8.17         7.15         6.85
Dividend payout ratio:
  On common stock                                           39.05        32.97         29.36        31.15        65.61
  On common and preferred stock                             39.05        32.97         30.39        32.97        67.60
Equity formation rate                                        7.85         9.78          8.94         6.38         1.55
Long-term debt at year end to:
  Total equity at year end                                  46.25        55.22         49.53        30.18        30.29
  Total equity and long-term debt at year end               31.62        35.57         33.13        23.18        23.25
Net charge-offs to:
  Average total loans                                         .52          .39           .83         1.46         1.81
  Provision for loan losses                                101.66       127.51        131.98       113.05        73.24
Allowance for loan losses to year-end loans                  2.04         2.07          2.54         2.79         2.58
Nonperforming assets to year-end loans and
  foreclosed properties - net (2)                             .79         1.03          1.44         3.28         4.54
Net charge-offs earnings coverage                            5.81x        8.02x         4.03x        1.87x        1.73x
Average Equity leverage                                     11.92        12.63         12.24        13.99        14.59
==========================================================================================================================
OTHER DATA
Cash dividends declared per common share (3)              $  1.75      $  1.53       $  1.14      $   .80      $   .86
Number of average primary shares (000s)                    43,685       43,398        43,103       38,903       37,682
Market price of common stock:
  High                                                    $    61      $    49 3/4   $    46 1/2  $    39 3/4  $    25
  Low                                                          37           36 1/8        35 1/8       17 1/4       11 1/4
  Last                                                         59 1/8       37 5/8        41 7/8       39           17 3/4
At year end:
Book value per common share                                 33.90        30.47         28.58        25.65        23.62
  Fully diluted price/earnings multiple                     14.39x        8.87x        12.00x       16.67x       15.99x
  Dividend yield on common stock                             2.96%        4.07%         2.72%        2.05%        4.85%
  Number of common shareholders of record                  17,547       16,604        16,791       16,292       17,182
  Number of banking offices                                   377          371           335          322          300
  Number of employees                                       7,169        7,993         7,415        6,903        6,503
  Full-time equivalent employees                            6,712        7,548         7,092        6,648        6,292
===========================================================================================================================

1 Tax-equivalent basis

2 Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming

3 Dividends declared per common share represent historical dividends per common share declared by Crestar Financial Corporation

GENERAL INFORMATION
Crestar Financial Corporation And Subsidiaries

CORPORATE HEADQUARTERS
Crestar Center
919 East Main Street, P.O. Box 26665
Richmond, Virginia 23261-6665
(804)782-5000 TELEX: 827420

ANNUAL MEETING
The 1996 Annual Meeting of Shareholders will be held at 10:00 a.m. on Friday, April 26, 1996 in our Corporate Headquarters auditorium.

COMMON STOCK
Crestar's common stock is traded on the New York Stock Exchange where our symbol is CF. Dividends are customarily paid on the 21st of February, May, August and November.

QUARTERLY COMMON STOCK
PRICES AND DIVIDENDS
The high, low and last price of Crestar's common stock for each quarter of 1995 and 1994 and the dividends declared per share are shown below.

                       Market Price
Quarter           ----------------------   Dividends
Ended             High      Low     Last    Declared
1995
March 31          $44 1/4   $37      $44       $.40
June 30            49 1/4    43 1/8   49        .45
September 30       58 3/8    47 3/4   55 7/8    .45
December 31        61        55       59 1/8    .45
- ----------------------------------------------------
1994
March 31          $46       $39 3/8  $42 5/8   $.33
June 30            49 1/2    40 3/4   45 1/2    .40
September 30       49 3/4    44 5/8   45 5/8    .40
December 31        45 5/8    36 1/8   37 5/8    .40
====================================================

In January 1996, a quarterly dividend on common stock of $.45 per share was declared.


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

[RECYCLE LOGO]   This annual report is printed on recycled paper.

                                    EXHIBITS

The following exhibits are filed with this form or are incorporated by reference in response to Item 14(c). Those exhibits not included herein are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

 2(a) Agreement and Plan of Merger By and Between Crestar Financial Corporation and Loyola Capital Corporation dated May 16, 1995 (filed as Annex 1 to Registrant's Form S-4, Registration Statement No. 33-60637, and incorporated by reference herein).

 3(a) Restated Articles of Incorporation (filed as Exhibit 3(a) to Registrant's 1993 Form 10-K and incorporated by reference herein).

 3(b)    Bylaws as amended through September 22, 1995 (filed herewith).

 4(a) Indenture dated as of September 1, 1993 for subordinated debt securities (filed as Exhibit 4.1 to Registration Statement No. 33-50387 and incorporated by reference herein). Pursuant to his indenture, a series of $150,000,000 of 8 3/4% subordinated Notes due 2004 have been issued, the terms of which are described in 4(g) below.

 4(b) Indenture dated as of February 1, 1985 for subordinated debt securities (filed as Exhibit 4(c) to Registrant's 1985 Form 10-K and incorporated by reference herein). Pursuant to this Indenture, a series of $50,000,000 of 8 5/8% Subordinated Notes Due 1998 and a series of $125,000,000 of 8 1/4% Subordinated Notes Due 2002 have been issued, the terms of which are described in 4(c) and 4(e) below.

 4(c) First Supplemental Indenture dated as of March 1, 1986 covering $50,000,000 of 8 5/8% Subordinated Notes due 1998 (filed as Exhibit 4(b) to Registration Statement No., 33-4332 and incorporated by reference herein).

 4(d)    Second  Supplemental  Indenture dated as of September 1, 1986 (filed as
         Exhibit 4.1 to Registrant's Form 8-K current report dated July 16, 1992 and incorporated by reference herein).

 4(e) Third Supplemental Indenture dated as of July 1, 1992 covering $125,000,000 of 8 1/4% Subordinated Notes Due 2002 (filed as Exhibit 4(c) to Registrant's 1992 Form 10-K and incorporated by reference herein).

 4(f) Rights Agreement dated June 23, 1989, between the Registrant and Mellon Bank, NA, as Rights Agent (filed as Exhibit 4.1 to the Registrant's Form 8-K current report dated June 23, 1989, and incorporated by reference herein).

 4(g) Board of Directors Resolutions approving issuance of $150,000,000 of 8 3/4% Subordinated Notes due 2004 (filed as Exhibit 4(g) to Registrant's 1994 Form 10-K and incorporated by reference herein).

10(a) Performance Equity Plan of United Virginia Bankshares Incorporated (filed as Exhibit 10(a) to Registrant's 1987 Form 10-K and incorporated by reference herein).

10(b) Management Incentive Compensation Plan of Crestar Financial Corporation (filed as Exhibit 10(b) to Registrant's 1989 Form 10-K and incorporated by reference herein).

10(c) Crestar Financial Corporation Executive Life Insurance Plan as amended and restated effective January 1, 1991 (filed as Exhibit 10(d) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(d) Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(d) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(e) Amendments (effective December 18, 1992) to Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(e) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(f) 1981 Stock Option Plan of Crestar Financial Corporation and Affiliated Corporations as amended through January 25, 1991 (filed as Exhibit 10(e) to Registrant's 1991 Form 10-K and incorporated by reference herein).

10(g) Severance Agreement between the Corporation and Richard G. Tilghman dated February 23, 1996 (filed herewith).

10(h) Severance Agreement between the Corporation and James M. Wells III dated February 23, 1996 (filed herewith).

10(i) Severance Agreement between the Corporation and O. H. Parrish, Jr. dated February 23, 1996 (filed herewith).

10(j) Severance Agreement between the Corporation and William C. Harris dated February 23, 1996 (filed herewith).

10(k) Severance Agreement between the Corporation and C. Garland Hagen dated February 23, 1996 (filed herewith).

10(l) Crestar Financial Corporation Executive Severance Plan, as amended and restated effective February 23, 1996 (filed herewith).

10(m) Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(k) to Registrant's 1990 Form 10-K and incorporated by reference herein).

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

10(p) Amendment (effective 1/1/87) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed herewith).

10(q) Amendments (effective 1/1/87 and 1/1/88) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed herewith).

10(r) Amendment (effective 1/1/94) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations (filed herewith).

10(s) Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as
         Exhibit 10(n) to Registrant's 1988 10-K and incorporated by reference herein).

10(t) Amendments (effective April 24, 1991) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as Exhibit 10(p) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(u) Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(n) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(v) Amendments (effective December 18, 1992) to Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(r) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(w) Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(p) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(x) Amendments (effective December 18, 1992) to Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(v) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(y)    Crestar Financial Corporation Supplemental Benefit Plan (filed as
         Exhibit 10(q) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(z) Amendments (effective December 18, 1992) to Crestar Financial Corporation Supplemental Benefit Plan (filed as Exhibit 10(x) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(aa) Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(r) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(ab) Amendment (effective January 1, 1987) to Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(z) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(ac) Amendments (effective 1/1/87 and 1/1/88) to Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed herewith).

10(ad) Amendment (effective 1/1/94) to Deferred Compensation Plan for Selected Employees of Crestar Financial Corporation and Affiliated Corporations (filed herewith).

10(ae) Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit 10(s) to Registrant's 1991 Form 10-K and incorporated by reference herein).

10(af) Amendments (effective December 18, 1992) to Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit 10(ab) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(ag)   Crestar Financial Corporation 1993 Stock Incentive Plan (filed as
         Exhibit 10(ad) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(ah) Amendments (effective October 27, 1995) to Crestar Financial Corporation 1993 Stock Incentive Plan (filed herewith).

10(ai) Crestar Financial Corporation Directors' Stock Compensation Plan (filed as Exhibit 10(ae) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(aj) Crestar Financial Corporation Temporary Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(af) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(ak) Crestar Financial Corporation Permanent Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(ag) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(al) Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995 (filed herewith).

21       Subsidiaries (filed herewith).

23       Consent of KPMG Peat Marwick LLP (filed herewith).

Note: All Item 10 documents represent Executive Compensation Plans or Arrangements, or Amendments thereto.