Form 10-Q
period 1996-03-31
CRESTAR FINANCIAL CORP
filed 1996-05-15
CIK 101880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  1-7083.

                         Crestar Financial Corporation
             (Exact name of registrant as specified in its charter)

            Virginia                                          54-0722175
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

 919 E. Main Street, P.O. Box 26665, Richmond, Virginia        23261-6665
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

Yes     X   .    No          .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at April 30, 1996
Common Stock, $5 par value                               43,048,773

                 CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.   Financial Information

          ITEM 1.   Financial Statements:

                                                                            PAGE

                    Consolidated Balance Sheets.................................

                    Consolidated Statements Of Income...........................

                    Consolidated Statements Of Cash Flows.......................

                    Consolidated Statements Of Changes In Shareholders' Equity..

                    Notes To Consolidated Financial Statements..................

          ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations:

                    Financial Commentary........................................

PART II.  Other Information

          ITEM 6.   Exhibits And Reports On Form 8-K:

                    During the first quarter of 1996, Crestar filed a Form 8-K, amended by Form 8-K/A, relating to the consummation on December 31, 1995 of the pooling of interests business combination with Loyola Capital Corporation. The filing included financial statements and applicable pro forma financial information pertaining to the business combination.

CONSOLIDATED BALANCE SHEETS
Crestar Financial Corporation And Subsidiaries


Dollars in thousands
                                                                        March 31,
                                                                                              December 31,
ASSETS                                                                1996           1995            1995
Cash and due from banks                                         $   703,078    $   715,953     $ 1,084,047
Securities held to maturity (note 2)                                 81,328      1,161,245          85,368
Securities available for sale (note 3)                            3,459,546      1,449,716       3,231,389
Money market investments (note 4)                                   355,738        685,089         516,268
Mortgage loans held for sale                                        758,848        254,683         688,218
Loans (note 5):
  Business Loans:
    Commercial                                                    3,084,572      3,101,059       3,102,156
    Real estate - income property                                   903,111        947,674         874,396
    Real estate - construction                                      253,985        273,026         262,340
  Consumer Loans:
    Instalment                                                    2,744,665      2,314,865       2,732,557
    Bank card                                                     1,587,114      1,540,940       1,686,765
    Real estate - mortgage                                        2,950,506      3,586,828       3,148,214
- -------------------------------------------------------------------------------------------------------------------
      Total Loans                                                11,523,953     11,764,392      11,806,428
    Less: Allowance for loan losses (note 6)                       (238,847)      (236,498)       (240,285)
- -------------------------------------------------------------------------------------------------------------------
      Loans - net                                                11,285,106     11,527,894      11,566,143
- -------------------------------------------------------------------------------------------------------------------
Premises and equipment - net                                        355,070        356,783         357,159
Customers' liability on acceptances                                  20,963         10,984           5,143
Intangible assets - net                                             181,819        167,543         186,732
Foreclosed properties - net (notes 5 and 7)                          19,175         32,449          17,655
Other assets                                                        696,335        558,859         564,563
- -------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                $17,917,006    $16,921,198     $18,302,685
===================================================================================================================
LIABILITIES
Demand deposits                                                 $ 2,448,085    $ 2,136,405     $ 2,665,888
Interest checking deposits                                        1,933,776      1,972,010       1,984,569
Money market deposit accounts                                     3,045,520      2,828,090       2,991,141
Regular savings deposits                                          1,307,549      1,517,379       1,310,903
Domestic time deposits                                            4,065,032      4,060,468       4,184,703
Certificates of deposit $100,000 and over                           142,792         71,348         116,211
- -------------------------------------------------------------------------------------------------------------------
    Total deposits                                               12,942,754     12,585,700      13,253,415
Short-term borrowings (note 8)                                    2,186,975      1,976,696       2,227,338
Liability on acceptances                                             20,963         10,984           5,143
Other liabilities                                                   622,653        243,617         694,096
Long-term debt (note 9)                                             704,045        715,829         671,296
- -------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                            16,477,390     15,532,826      16,851,288
- -------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 100,000,000 shares;
  outstanding 42,971,213 and 43,586,369 at March 31, 1996
  and 1995, respectively; 42,809,761 at December 31, 1995           214,856        217,932         214,049
Capital surplus                                                     384,343        357,579         371,075
Retained earnings                                                   864,585        830,268         855,195
Net unrealized gain (loss) on securities available for sale         (24,168)       (17,407)         11,078
- -------------------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                    1,439,616      1,388,372       1,451,397
- -------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $17,917,006    $16,921,198     $18,302,685
===================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Crestar Financial Corporation And Subsidiaries


In thousands, except per share data                     Three Months Ended March 31,

INCOME FROM EARNING ASSETS                                   1996          1995
Interest and fees on loans                                 $252,945      $245,444
Interest on taxable securities held to maturity                 234        17,920
Interest on tax-exempt securities held to maturity              863         1,004
Interest and dividends on securities available for sale      49,283        24,298
Income on money market investments                            2,787         6,919
Interest on mortgage loans held for sale                     14,294         4,375
- -----------------------------------------------------------------------------------
  Total income from earning assets                          320,406       299,960
- -----------------------------------------------------------------------------------
INTEREST EXPENSE
Interest checking deposits                                    9,519        10,933
Money market deposit accounts                                27,530        26,632
Regular savings deposits                                      8,464        10,577
Domestic time deposits                                       54,841        43,825
Certificates of deposit $100,000 and over                     1,449           857
- -----------------------------------------------------------------------------------
  Total interest on deposits                                101,803        92,824
Short-term borrowings                                        26,877        24,918
Long-term debt                                               12,713        12,495
- -----------------------------------------------------------------------------------
  Total interest expense                                    141,393       130,237
- -----------------------------------------------------------------------------------
NET INTEREST INCOME                                         179,013       169,723
Provision for loan losses (note 6)                           20,300        10,301
- -----------------------------------------------------------------------------------
NET CREDIT INCOME                                           158,713       159,422
- -----------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts                          21,610        21,908
Trust and investment advisory income                         15,562        13,124
Bank card-related income                                     11,014        11,097
Other income                                                 29,494        22,826
Securities gains (losses)                                     2,355        (2,410)
- -----------------------------------------------------------------------------------
  Total noninterest income                                   80,035        66,545
- -----------------------------------------------------------------------------------
Net Credit And Noninterest Income                           238,748       225,967
- -----------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                                            84,231        82,667
Occupancy expense - net                                      12,754        12,201
Equipment expense                                             7,698         7,901
Other expense                                                47,522        47,141
- -----------------------------------------------------------------------------------
  Total noninterest expense                                 152,205       149,910
- -----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   86,543        76,057
Income tax expense (note 10)                                 31,121        26,398
- -----------------------------------------------------------------------------------
NET INCOME                                                 $ 55,422      $ 49,659
===================================================================================
EARNINGS PER COMMON SHARE                                  $   1.27      $   1.14
===================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Crestar Financial Corporation And Subsidiaries



In thousands                                                                  Three Months Ended March 31,

                                                                                  1996            1995
OPERATING       Net Income                                                     $    55,422     $    49,659
ACTIVITIES      Adjustments to reconcile net income to net
                cash provided (used) by operating activties:
                    Provisions for loan losses, foreclosed properties and
                      other losses                                                  18,400          10,347
                    Depreciation and amortization of premises and equipment          9,633           9,793
                    Securities losses (gains)                                       (2,355)          2,410
                    Amortization of intangible assets                                4,047           2,974
                    Deferred income tax expense                                      2,220           1,836
                    Gain on foreclosed properties                                      (27)         (1,403)
                    Gain on sales of mortgage servicing rights                      (4,000)         (5,900)
                    Net decrease (increase) in trading account                       3,368          (4,677)
                    Origination and purchase of loans held for sale               (869,828)       (426,724)
                    Proceeds from sales of loans held for sale                     799,198         412,487
                    Net decrease (increase) in accrued interest receivable,
                      prepaid expenses and other assets                            (65,717)         12,716
                    Net decrease in accrued interest payable, accrued expenses
                      and other liabilities                                       (413,911)        (11,509)
                    Other, net                                                      (4,413)          5,576
- -------------------------------------------------------------------------------------------------------------------
                    Net cash provided (used) by operating activities              (467,963)         57,585
- -------------------------------------------------------------------------------------------------------------------
INVESTING       Proceeds from maturities and calls of securities held
ACTIVITIES          to maturity                                                      4,456          95,232
                Proceeds from maturities and calls of securities
                    available for sale                                             117,428          85,269
                Proceeds from sales of securities available for sale             1,513,238         579,440
                Purchases of securities held to maturity                              (761)         (3,926)
                Purchases of securities available for sale                      (1,612,265)       (289,729)
                Net decrease (increase) in money market investments                157,162        (225,297)
                Principal collected on non-bank subsidiary loans                     5,409           6,773
                Loans originated by non-bank subsidiaries                          (41,037)        (61,323)
                Net decrease (increase) in other loans                             293,453         (54,761)
                Purchases of premises and equipment                                (11,306)        (19,798)
                Proceeds from sales of foreclosed properties                         2,983           8,127
                Proceeds from sales of mortgage servicing rights                     8,447           8,201
                Purchases of net assets of financial institutions                        -         (12,190)
                Other, net                                                          (7,626)         (1,859)
- -------------------------------------------------------------------------------------------------------------------
                    Net cash provided by investing activities                      429,581         114,159
- -------------------------------------------------------------------------------------------------------------------
FINANCING       Net decrease in demand, interest checking, money market
ACTIVITIES        and regular savings deposits                                    (215,920)       (403,868)
                Net increase (decrease) in certificates of deposit                 (86,930)          7,657
                Net increase in short-term borrowings                               12,837          44,857
                Proceeds from issuance of long-term debt                                63               -
                Principal payments on long-term debt                               (20,562)        (10,945)
                Cash dividends paid                                                (19,480)        (16,264)
                Common stock purchased and retired                                 (29,187)        (20,284)
                Proceeds from the issuance of common stock                          16,592          12,457
- -------------------------------------------------------------------------------------------------------------------
                    Net cash used by financing activities                         (342,587)       (386,390)
- -------------------------------------------------------------------------------------------------------------------
CASH AND        Decrease in cash and cash equivalents                             (380,969)       (214,646)
CASH            Cash and cash equivalents at beginning of year                   1,084,047         930,599
EQUIVALENTS     CASH AND CASH EQUIVALENTS AT END OF QUARTER                    $   703,078     $   715,953
===================================================================================================================


Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Crestar Financial Corporation And Subsidiaries



Dollars in thousands                                  Shareholders' Equity        Shares of Common Stock

                                                         1996          1995          1996           1995
Balance, January 1                                   $1,451,397    $1,295,159    42,809,761     42,509,900
Net Income                                               55,422        49,659             -              -
Cash dividends declared on common stock                 (19,480)      (16,264)            -              -
Change in net unrealized gain or loss on securities
  available for sale                                    (35,246)       19,148             -              -
Common stock purchased and retired                      (29,101)      (24,482)     (510,000)      (587,200)
Cash paid in lieu of fractional shares                      (86)            -        (1,484)             -
Common stock issued:
  For acquisition of financial institutions                   -        52,617             -      1,317,396
  For dividend reinvestment plan                          4,154         2,956        75,469         75,083
  For thrift and profit sharing plan                      6,300         8,263       110,526        207,272
  For other stock compensation plans                        118            78         2,128          2,067
  Upon exercise of stock options (including tax
    benefit of $4,373 in 1996; $246 in 1995)              6,138         1,238       484,813         61,851
- -------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31                                    $1,439,616    $1,388,372    42,971,213     43,586,369
===================================================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crestar Financial Corporation And Subsidiaries

(1) GENERAL

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1996 presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1995 Annual Report and Form 10-K.

   On December 31, 1995 Crestar Financial Corporation (Crestar) merged with Loyola Capital Corporation (Loyola), a Maryland savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the first quarter of 1995, have been restated to include the combined results of Crestar and Loyola.

   The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) became effective on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, a company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the assets subject to disposal. Crestar adopted this accounting standard in the first quarter of 1996; there was no impact to the Corporation's net income or balance sheet upon implementation of SFAS 121.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as issued by the FASB in 1995, also became effective on January 1, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock option plans. While SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, it also allows a company to continue to measure compensation cost for those plans using the intrinsic value method of accounting previously prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Crestar has elected to continue to measure the costs of its stock-based compensation plans under the intrinsic value method of APB 25. Accordingly, Crestar's compliance with SFAS 123, effective January 1, 1996, had no impact on the Corporation's net income or balance sheet.

   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $181,350,000 and $166,993,000 at March 31, 1996 and 1995,
respectively, and favorable lease rights of $469,000 and $550,000, respectively.

   Capitalized mortgage servicing rights of $30,574,000 and $21,445,000 at March 31, 1996 and 1995, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $10 million were capitalized during the first three months of 1996. At March 31, 1996 and 1995, mortgage servicing rights were net of a related valuation allowance of $305,000 and $213,000, respectively. The activity in such valuation allowance was not material to the consolidated financial statements for the three months ended March 31, 1996 and 1995. The fair value of capitalized mortgage servicing rights was approximately $44 million at March 31, 1996. Such fair value was estimated using a discounted cash flow method, with discount rates based on secondary market sources, adjusted for prepayment estimates and differences in servicing and credit costs. Amortization of capitalized mortgage servicing rights was $2 million in the first three months of 1996.

(2)  SECURITIES HELD TO MATURITY

The amortized cost (carrying values) and estimated market values of securities held to maturity at March 31 follow:


In thousands                                                    1996                        1995

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                      $     -       $     -     $   71,924    $   70,035
Mortgage-backed obligations of Federal agencies          22,308        23,604        803,756       775,270
Other taxable securities                                  2,250         2,250        221,126       213,759
States and political subdivisions                        56,770        57,521         64,439        64,703
- -------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                     $81,328       $83,375     $1,161,245    $1,123,767
=============================================================================================================


(3)  SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values (carrying values) of securities available for sale at March 31 follow:


In thousands                                                   1996                        1995

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                   $  428,447    $  423,845     $  478,391    $  469,549
Mortgage-backed obligations of Federal agencies       2,288,976     2,259,078        699,030       682,829
Other taxable securities                                626,581       623,547        189,828       187,399
Common and preferred stocks                             152,951       153,076        109,912       109,939
- ------------------------------------------------------------------------------------------------------------
  Total securities available for sale                $3,496,955    $3,459,546     $1,477,161    $1,449,716
============================================================================================================


At March 31, 1996, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge the market value of fixed rate securities available for sale in a rising interest rate environment. The interest rate caps, which have a notional balance of $1.0 billion, have a cost basis of $11.8 million and a market value of $11.7 million at March 31, 1996. The cost basis of the interest rate caps is being amortized as a reduction of interest income on securities available for sale.

(4)  MONEY MARKET INVESTMENTS
Money market investments at March 31 included:

In thousands                                               1996          1995
Federal funds sold                                     $ 97,800      $487,985
Securities purchased under agreements to resell         117,388       182,000
Time deposits                                           125,000             -
U.S. Treasury                                            10,562         6,758
Trading account securities                                3,771         8,250
Other                                                     1,217            96
- -------------------------------------------------------------------------------
  Total money market investments                       $355,738      $685,089
===============================================================================

(5)  NONPERFORMING ASSETS AND IMPAIRED LOANS

Nonperforming assets at March 31 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more not shown below totaled $65.3 million and $37.4 million at March 31, 1996 and 1995, respectively.

In thousands                                      1996          1995
Nonaccrual loans                               $68,353      $ 79,301
Restructured loans                                   -         1,458
- -----------------------------------------------------------------------
  Total nonperforming loans                     68,353        80,759
Foreclosed properties - net                     19,175        32,449
- -----------------------------------------------------------------------
  Total nonperforming assets                   $87,528      $113,208
=======================================================================

Non-cash additions to foreclosed properties were $3.6 million and $1.4 million in the first three months of 1996 and 1995, respectively. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and the allocated valuation allowances at March 31 were:


In thousands                                                     1996                     1995

                                                           Loan     Valuation       Loan       Valuation
                                                        Balance     Allowance      Balance     Allowance
Impaired with valuation allowance                       $31,620      $5,140        $40,290        $9,080
Impaired without valuation allowance                          -           -              -             -
- ----------------------------------------------------------------------------------------------------------
  Total impaired loans                                  $31,620      $5,140        $40,290        $9,080
==========================================================================================================


Collateral dependent loans, which were measured at the fair value of the collateral, constituted $27.7 million or 88% of impaired loans at March 31, 1996. The remaining impaired loan of $3.9 million was measured based on the present value of expected cash flows. The allocated valuation allowance for impaired loans and activity related thereto is included in the allowance for loan losses. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis for the three months ended March 31 were:

In thousands                                                       1996    1995
Average recorded investment in impaired loans                   $29,790  $40,440
Interest income recognized during impairment                          -        -
Interest income recognized on a cash basis during impairment          -        -
================================================================================


(6)  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the three months ended March 31 were:

In thousands                                            Three Months

                                                        1996          1995
Beginning balance                                   $240,285      $232,922
- ------------------------------------------------------------------------------
Charge-offs                                          (27,720)      (19,660)
Recoveries                                             6,370         7,304
- ------------------------------------------------------------------------------
  Net charge-offs                                    (21,350)      (12,356)
Provision for loan losses                             20,300        10,301
Allowance from acquisitions - net                       (388)        5,631
- ------------------------------------------------------------------------------
  Net increase (decrease)                             (1,438)        3,576
- ------------------------------------------------------------------------------
Ending balance                                      $238,847      $236,498
==============================================================================

(7)  ALLOWANCE FOR FORECLOSED PROPERTIES

Transactions in the allowance for losses on foreclosed properties for the three months ended March 31 were:

In thousands                                 Three Months

                                           1996          1995
Beginning balance                        $7,512       $16,188
- ----------------------------------------------------------------
Provision for foreclosed properties           -          (182)
Write-downs                                 (22)       (1,762)
Allowance from acquisitions - net          (471)        3,194
- ----------------------------------------------------------------
  Net increase (decrease)                  (493)        1,250
- ----------------------------------------------------------------
Ending balance                           $7,019       $17,438
================================================================

(8)  SHORT-TERM BORROWINGS

Short-term borrowings, exclusive of deposits, with maturities of less than one year at March 31 were:

In thousands                                            1996             1995
Federal funds purchased                           $1,414,763        $ 847,487
Securities sold under repurchase agreements          359,094          597,884
Federal Home Loan Bank borrowings                    249,000          372,200
Notes payable                                        162,140          153,895
Other                                                  1,978            5,230
- -------------------------------------------------------------------------------
  Total short-term borrowings                     $2,186,975       $1,976,696
===============================================================================

The Corporation paid $124,523,000 and $119,821,000 in interest on deposits and short-term borrowings in the first three months of 1996 and 1995, respectively.

(9)  LONG-TERM DEBT
Long-term debt at March 31 included:



In thousands                                                                       1996            1995
4 3/8-7 3/8% Federal Home Loan Bank obligations payable through 2015              $351,569         $348,875
8 3/4% Subordinated notes due 2004                                                 149,664          149,625
8 1/4% Subordinated notes due 2002                                                 125,000          125,000
8 5/8% Subordinated notes due 1998                                                  49,979           49,968
7 7/8-11 1/4% Collateralized mortgage obligation bonds maturing through 2019        17,569           31,135
7-8 1/4% Mortgage indebtedness maturing through 2009                                 9,177            9,923
8 5/8-14 3/8% Capital lease obligations maturing through 2006                        1,087            1,303
- ------------------------------------------------------------------------------------------------------------
  Total long-term debt                                                            $704,045         $715,829
============================================================================================================


The Corporation paid $11,835,000 and $10,508,000 in interest on long-term debt in the first three months of 1996 and 1995, respectively. There were no new capital lease agreements in the first quarter of 1996.

(10)  INCOME TAXES

The current and deferred components of income tax expense allocated to continuing operations for the three months ended March 31 in the accompanying consolidated statements of income were:

In thousands                                         Three Months

                                                   1996          1995
Current:
  Federal                                       $27,320       $22,731
  State and local                                 1,581         1,831
- ------------------------------------------------------------------------
    Total current tax expense                    28,901        24,562
- ------------------------------------------------------------------------
Deferred:
  Federal                                         1,898         2,015
  State and local                                   322          (179)
- ------------------------------------------------------------------------
    Total deferred tax expense                    2,220         1,836
- ------------------------------------------------------------------------
Total income tax expense                        $31,121       $26,398
========================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months ended March 31 were:

In thousands                                              Three Months

                                                        1996          1995
Income before income taxes                           $86,543       $76,057
- ----------------------------------------------------------------------------
Tax expense at statutory rate                         30,290        26,620
- ----------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends                   (1,645)       (1,949)
  Nondeductible interest expense                         163           148
  Amortization of goodwill                             1,003           710
  State income taxes                                   1,237         1,073
  Other - net                                             73          (204)
- ----------------------------------------------------------------------------
    Total increase (decrease) in taxes                   831          (222)
- ----------------------------------------------------------------------------
Total income tax expense                             $31,121       $26,398
- ----------------------------------------------------------------------------
Effective tax rate                                      36.0%         34.7%
============================================================================

The Corporation made income tax payments of $7,338,000 and $1,764,000 during the first three months of 1996 and 1995, respectively. At March 31, 1996, the Corporation had a net deferred income tax asset of $98,889,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

(11)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, swaps and forward contracts. These instruments involve varying degrees of credit and interest rate risk in excess of the amounts recorded in the consolidated balance sheets.

   Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Similar to direct lending, these commitments are subject to the Corporation's loan approval and review procedures and policies. Based upon management's review, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, securities, real estate and inventory. Crestar receives a commitment fee for entering into such agreements. Legally binding, unfunded commitments to extend credit were $7.2 billion and $5.9 billion at March 31, 1996 and 1995, respectively.

   Standby letters of credit, which are conditional commitments to extend credit, guarantee the performance of customers to a third party. Crestar's outstanding standby letters of credit were $407 million at March 31, 1996.

   The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. Recourse obligations of $1.3 billion at March 31, 1996 include $193 million of contractual recourse liability accepted by Crestar on mortgage loan sales to the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). For the period extending over the life of the loans, FNMA and FHLMC have the right to sell any loans which become delinquent back to Crestar. Crestar maintained an allowance included in other liabilities of $307,000 at March 31, 1996 based on estimates of future losses on this contractual recourse liability. The remaining notional balance of recourse obligations of $1.1 billion results from the origination and acquisition by Crestar of mortgage servicing rights on Federal Housing Association and Veterans' Association loans, which are serviced under programs of the Government National Mortgage Association (GNMA). Approximately $801 million of this notional balance was insured by agencies of the Federal government or private insurance companies at March 31, 1996.

   As a financial institution, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps and caps. Changes in the fair value of such derivatives are generally offset by changes in the implied fair value of the underlying hedged asset or liability. As hedges against interest rate risk at March 31, 1996, Crestar was participating in interest rate (fixed receive) swaps of $1.3 billion, of which $850 million, $250 million and $200 million were used to convert certain floating rate commercial, instalment and real estate mortgage loans, respectively, to fixed rates. Unrealized gross gains and gross losses on such swaps were $43,000 and $12.4 million, respectively, at March 31, 1996.

   Crestar also had interest rate cap agreements outstanding at March 31, 1996, $1 billion of which were used to hedge the market value of securities available for sale. The remaining $40 million of interest rate caps were used to minimize interest rate risk associated with rising rates on floating rate money market deposits. Unrealized gross gains and gross losses on such caps were $670,000 and $580,000, respectively, at March 31, 1996. In addition, Crestar serves as a financial intermediary in interest rate swap, cap and collar agreements, providing risk management services to customers. At March 31, 1996, Crestar had $113.4 million in offsetting swap, $50 million in offsetting cap, and $30.8 million in offsetting collar agreements.

   The notional amount of these over-the-counter traded interest rate swaps, caps and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost (any unrealized gain plus accrued receivable) of approximately $13.3 million, less collateral held of approximately $5.9 million, plus an amount for additional market movement. Four counterparties constituted 16%, 16%, 12% and 10% of the estimated credit and market exposure of $144 million at March 31, 1996.

   Crestar had forward agreements of $979.0 million outstanding at March 31, 1996, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

   Legislative efforts to resolve the undercapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC, and the disparity between deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund (BIF), may result in a one-time special assessment on SAIF-insured deposits. Earnings in 1996 may be impacted if a legislatively proposed one-time assessment of approximately 80 basis points (0.80%) on SAIF-insured deposits is enacted. Any one-time assessment on SAIF-insured deposits would impact each of Crestar's three bank subsidiaries and its savings bank subsidiary. Approximately 45% of Crestar's current deposit base is SAIF-insured. An 80 basis point assessment, on an after-tax basis, would result in a one-time charge to Crestar of approximately $25 million. As a consequence of the one-time assessment, future earnings are expected to be augmented by a substantial reduction in ongoing SAIF assessment rates. The estimated $25 million charge for Crestar reflects a proposed 20% reduction in the assessments on certain SAIF-insured deposits (known as Oakar deposits) acquired by banks in certain thrift acquisitions. Crestar would accrue such a liability if and when such legislation is enacted into law.

   Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that these matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

Financial Commentary

Crestar Financial Corporation And Subsidiaries

OVERVIEW
(Tables 1, 2 and 14)

Crestar Financial Corporation (Crestar) reported net income of $55.4 million for the quarter ended March 31, 1996, an increase of $5.8 million or 12% over net income reported in the first quarter of 1995. This increase reflects the continued positive effects of improved net interest margins, growth in earning assets and noninterest income, and management of controllable expenses. Earnings per share were $1.27 for the first quarter of 1996, compared to $1.14 in 1995. The predominant items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes. On December 31, 1995 Crestar merged with Loyola Capital Corporation (Loyola), a Maryland savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the first quarter and fourth quarter of 1995, have been restated to include the combined results of Crestar and Loyola. Crestar's net income for the fourth quarter of 1995 was reduced by $29.3 million in one-time merger expenses associated with the merger with Loyola. Excluding the non-recurring charges, net income for the fourth quarter of 1995 was $55.6 million, or $1.28 per share.

   Crestar's subsidiaries provide banking and non-banking services throughout Virginia, Maryland and Washington, DC, which compose Crestar's primary market area. This market is characterized as economically diverse and stable. Crestar's market area is characterized by active competition in all principal areas where the Corporation provides services. In addition to banks, other firms competing in the market area include savings associations, consumer finance companies, national credit card companies, securities brokerage firms, credit unions and mortgage banking companies.

MERGERS AND ACQUISITIONS

Crestar announced two pending acquisitions during the first quarter. In February, Crestar announced an agreement to purchase the deposits and customer accounts, plus selected loans, of ten branches of Mellon Bank (MD), a bank operating in the Maryland suburbs of the metropolitan Washington, DC area. The purchase, which is expected to be completed during the second quarter of this year, will add approximately $150 million in deposits to Crestar's Maryland bank subsidiary. Also in February, Crestar Mortgage Corporation announced an agreement to purchase, in a cash transaction, Ryland Funding Group, a wholesale mortgage banker. Ryland Funding Group operates out of four offices, and originated approximately $750 million in real estate mortgages in 1995.

PROFITABILITY MEASURES AND CAPITAL RESOURCES
(Table 1)

Crestar's increased earnings in the first quarter of 1996 resulted in improvements in key profitability measures when compared to the same period of 1995. Return on average assets was 1.28% in the first three months of 1996, up from a ratio of 1.22% for the first three months of 1995. Return on average equity was 15.41% for the quarter ended March 31, 1996, compared to 14.81% for the first quarter of 1995.

   Average equity to assets of 8.31% for the first quarter of 1996 increased 10 basis points from 8.21% in the first quarter of 1995, reflecting higher average levels of retained earnings. Period-end equity to assets of 8.04% at March 31, 1996 was down slightly from a March 31, 1995 ratio of 8.20%. Total assets increased by 6% from March 31, 1995 to March 31, 1996; growth in period-end stockholders' equity was 4% during this period.

   Risk-based capital ratios are another measure of capital adequacy. At March 31, 1996, Crestar's consolidated risk-adjusted capital ratios were 9.0% for Tier 1 and 12.2% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.5% at March 31, 1996 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less all intangibles divided by total assets less all intangibles, was 7.1% at March 31, 1996. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks and Crestar's savings bank subsidiary were considered "well-capitalized" as of March 31, 1996, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments. At March 31, 1996, approximately 45% of Crestar's deposits were insured by the Bank Insurance Fund (BIF) of the FDIC, with the remainder insured by the Savings Association Insurance Fund (SAIF) of the FDIC.

   Crestar has filed shelf registration statements with the Securities and Exchange Commission pertaining to the possible future issuance of securities. Under currently effective registration statements, Crestar may issue in the future up to $324 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

NET INTEREST MARGIN AND NET INTEREST INCOME
(Tables 3 and 15)

Crestar's net interest margin for the first quarter of 1996 was 4.63%, an improvement of 4 basis points from the margin recorded in the first quarter of 1995. The improvement was primarily due to favorable changes in the composition of earning assets and to increased net interest income arising from off-balance sheet hedge transactions. These factors served to offset the impact of higher interest rates paid on domestic time deposits and changes in the composition of funding sources. The net interest margin in the fourth quarter of 1995 was 4.55%.

   Positive influences on the first quarter 1996 margin include favorable changes in the composition of balance sheet earning assets. Changes in the earning asset mix increased the first quarter 1996 net interest margin by approximately 4 basis points when compared to the first quarter of 1995. A key factor was the significant growth of consumer instalment and bank card loans, reflecting Crestar's strong marketing efforts. Average balances of consumer instalment loans increased 22% in the first quarter of 1996, or $488 million, compared to first quarter 1995 average balances. Average bank card loans increased $134 million, or 9%, during the same time period. Consumer real estate-mortgage loans, which have historically been Crestar's lowest yielding loan category, decreased $429 million or 12% from first quarter 1995 to first quarter 1996. This reduction reflects efforts to re-balance the Corporation's loan portfolio, through selected sales of residential mortgage loans, following the 1995 acquisitions of three savings and loan institutions. Average business loans for the first quarter were down $33 million, or 1% from prior year balances.

   Average balances of total securities increased $421 million, or 16%, from first quarter 1995 to first quarter 1996. This increase was funded in part from decreases in lower yielding money market investments during the same time period. Average balances of securities classified as available for sale constituted the majority of average total securities during first quarter of 1996, reflecting the transfer during the fourth quarter of 1995 of $963 million (market value) of securities from the held to maturity classification to the available for sale classification. Mortgage loans held for sale also exhibited growth in average balances, increasing from $224 million in the first quarter of 1995 to $778 million in the first quarter of 1996, reflecting increased origination volume at the Corporation's mortgage banking subsidiaries, and transfers of selected mortgage loans from the loan portfolio to mortgage loans held for sale.

   Overall changes in the average balances of funding sources resulted in a negative impact to the first quarter 1996 net interest margin of 4 basis points, in comparison to first quarter 1995 results. Average total deposits for the first quarter of 1996 increased by $491 million, to $12.8 billion, a 4% increase over first quarter 1995 average balances. Significant increases in average balances during this time period occurred in high-yielding certificate of deposit balances and money market deposit balances. Average balances of domestic time deposits, which are primarily composed of consumer certificates of deposit, increased by $255 million or 7% from first quarter 1995 to first quarter 1996. Other deposit categories exhibiting higher average balances were money market deposit accounts, up 7%, and demand deposits, up 11% from the first quarter of 1995. Average balances of regular savings deposits declined $217 million during the same time period. Average short-term borrowings increased 20% from the first three months of 1995, in part reflecting the use of such borrowings to fund higher levels of mortgage loans held for sale.

   The yield on average total loans during the first three months of 1996 increased 15 basis points from the first quarter of 1995, to 8.83%, as higher yields obtained on consumer loans and on real estate-income property business loans offset declines in average rates on commercial and real estate-construction loan portfolios. On a combined basis, yields on securities held to maturity and securities available for sale increased 6 basis points in the first quarter of the current year, compared to first quarter 1995 results. During the same time period, yields on money market investments and mortgage loans held for sale experienced declines in average rates earned. The average rate earned on total earning assets was up 8 basis points, to 8.26% in the first quarter of 1996, in comparison to first quarter 1995 results. Also reflecting a higher interest rate environment, the average rate paid on time deposits increased during this period. Average rates on domestic time deposits increased 72 basis points from first quarter 1995, to 5.37%. This was partially offset by lower average rates on transaction oriented accounts such as interest checking and money market deposit accounts. The average rate paid on total interest bearing liabilities increased, however, from 4.19% in the first quarter of 1995 to 4.30% in the first quarter of 1996, or an increase of 11 basis points. Excluding the impact of derivative instruments utilized as hedges, changes in interest rate spreads had a negative impact of 3 basis points on Crestar's first quarter 1996 net interest margin, when compared to the first quarter of 1995.

   Off-balance sheet interest rate hedges made a positive contribution to net interest income of $703 thousand during the first quarter of 1996, which was composed of a $694 thousand increase in interest income and a $9 thousand decrease in interest expense, based on the underlying asset or liability being hedged. The positive impact on the first quarter 1996 net interest margin equated to 2 basis points. In the first quarter of 1995, the comparable impact of hedging activity was a decrease to Crestar's total interest income of $1.6 million and an increase to interest expense of $10 thousand, resulting in a negative impact of 4 basis points to that quarter's net interest margin. On a comparative basis, derivative instruments utilized as hedges contributed 6 basis points to Crestar's net interest margin in the first quarter of 1996, compared to the same quarter of 1995. Declines in the average balances of nonperforming assets contributed to a 1 basis point increase in net interest margin for the first three months of 1996, compared to the same period of 1995.

   The extent to which Crestar will be able to maintain its current net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits. Competition among financial institutions, in addition to acquisition strategies, may lead to further pressures on the Corporation's net interest margin in future periods.

   As a result of the increase in the net interest margin and a 6% increase in average earning assets, net interest income for the first quarter of 1996 increased 5% over the first quarter of 1995. Tax-equivalent net interest income similarly increased by 5% during this period.

RISK EXPOSURES AND CREDIT QUALITY (TABLES 4-7)

Crestar's financial condition continues to exhibit strong overall credit quality. The allowance for loan losses was $239 million at March 31, 1996, representing 2.07% of period-end loans, 273% of period-end nonperforming assets, and a 349% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $65.3 million at March 31, 1996, with consumer loans representing 95% of this amount.

   At March 31, 1996, nonperforming assets of $87.5 million were down $25.7 million or 23% from March 31, 1995, and down $5.8 million from December 31, 1995. The ratio of nonperforming assets to loans and foreclosed properties-net at March 31, 1996 was 0.76%, down from 0.79% at December 31, 1995 and 0.96% at March 31, 1995. Based on current portfolio trends, and barring an unexpected deterioration in the economy, management does not expect the ratio of nonperforming assets to loans and foreclosed properties to change significantly during the remainder of 1996. However, interim periods in 1996 could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, and the impact of higher interest rates on borrowers.

   The provision for loan losses was $20.3 million for the first quarter of 1996, an increase of $10.0 million from the $10.3 million provision expense recorded in the first quarter of 1995. Provision expense in the fourth quarter of 1995 was $21.3 million. Net charge-offs totaled $21.4 million in the first three months of 1996, compared to $12.4 million in the comparable period of 1995. Net charge-offs as a percentage of average loans were 0.74% for the first quarter of 1996, compared to 0.43% in the same period of 1995, and 0.64% for the fourth quarter of 1995. Business loans experienced net recoveries of $2.0 million in the first quarter of 1996, compared to net charge-offs of $444 thousand in the comparable quarter of 1995. Consumer loan net charge-offs totaled $23.3 million in the first quarter of 1996, compared to net charge-offs of $21.0 million in the fourth quarter of 1995 and $11.9 million in the first quarter of 1995.

   The largest proportions of net loan charge-offs during the first quarter of 1996 and 1995 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $18.0 million in the first three months of 1996, compared to $10.0 million in 1995's first quarter. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 4.42% for the first quarter of 1996, compared to 2.67% in the first quarter of 1995. The ratio was 4.05% for the fourth quarter of 1995. A primary reason for the increase in net bank card loan charge-offs is the significant growth of Crestar's bank card portfolio experienced during 1993 through 1995. In addition, increases in the net bank card loan charge-off ratio (net bank card loan charge-offs as a percentage of average bank card loans) reflect an industry-wide trend of adverse payment performance by consumers, as evidenced by a nationwide rise in consumer loan delinquencies. Crestar's recent bank card loan charge-off experience is comparable to current industry-wide measurements.

   The delinquency and loss characteristics of newly underwritten bank card portfolios typically do not reach their highest levels until after 24 months from origination. Crestar's bank card outstandings, which experienced considerable growth from 1993 through mid-1995, are expected to produce higher net charge-off levels as the newer portfolios "season." Consequently, Crestar believes that in the current economic environment the ratio of net charge-offs to average total loans for the full year 1996 will increase from the level achieved during 1995, when net charge-offs averaged 0.52% of average loans. This expectation recognizes that a sizable percentage of Crestar's consumer loans, particularly in the bank card loan portfolio, is reaching an average maturity that should see loss rates peak. This expectation is based upon assumptions regarding the general economic climate in Crestar's principal markets, the performance characteristics of the loan portfolio, and moderate growth in consumer loan portfolios. Changes in these conditions could produce different results.

   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). As shown in Table 4, REDI outstanding balances remained fairly constant and totaled $1.3 billion at March 31, 1996. This balance represented 11% of the total loan portfolio at that date. At March 31, 1995 and December 31, 1995, REDI loans also represented 11% of the total loan portfolio. REDI nonperforming assets were $51.2 million at March 31, 1996, compared to $50.1 million at December 31, 1995. Table 5 provides the property type and geographic diversification of the current REDI portfolio.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans at March 31, 1996, not included in Table 7, totaled approximately $182 million. Over 90% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $151 million at December 31, 1995 and $226 million at March 31, 1995. Fluctuations in potential problem loan balances from quarter to quarter should be viewed in the context of the size of Crestar's total loan portfolio, which was $11.5 billion at March 31, 1996.

NONINTEREST INCOME AND EXPENSE
(Table 8)

Noninterest income totaled $80.0 million in the first quarter of 1996, a $13.5 million or 20% increase over the first quarter of 1995. Excluding securities gains and losses, noninterest income increased $8.7 million or 13% over the results for the first three months of 1995. This increase reflects growth in the noninterest income categories of mortgage origination income and trust and investment advisory income. Trust and investment advisory income increased $2.4 million or 19% from 1995. Mortgage income for the first quarter of 1996 totaled $5.7 million, compared to $0.7 million in the first quarter of 1995. These results for the first quarter of 1996 reflect a higher level of gains recorded on the sale of mortgage loans originated through Crestar's mortgage banking operations. Noninterest income from service charges on deposit accounts and from bank card-related income experienced slight declines. Miscellaneous noninterest income, however, increased by $3.9 million over the first quarter of 1995. Gains recorded from sale of selected branch assets and liabilities, and selected consumer real estate mortgage loans, contributed $2.1 million of this increase. Automated teller machine revenue, securities brokerage fees, mutual fund and insurance income also experienced gains during this period.

   Noninterest expense increased $2.3 million, or 2%, in the first quarter of 1996 compared to the same period of 1995. Excluding foreclosed properties expense, noninterest expense increased 1% in the quarter. Total personnel costs, Crestar's largest expense category, were $84.2 million in the first quarter of 1996, a 2% increase over the same period of 1995. Management continues to emphasize prudent control of noninterest expenses and assimilation of acquisitions in a cost effective manner. Decreases in FDIC insurance premium rates, instituted in the third quarter of 1995 for most bank depository accounts, led to a lower FDIC premium expense compared to first quarter 1995 results.

   Reflecting improved credit conditions and real estate markets, foreclosed properties expense for the quarter ended March 31, 1996 was a net recovery of $1.3 million, compared to a net recovery of $1.5 million in the quarter ended March 31, 1995. The net recoveries are primarily a result of gains recorded from sales of foreclosed properties exceeding foreclosed property operating expenses during the periods presented.

   The effective tax rate for the first quarter of 1996 was 36.0%, compared to 34.7% in the first quarter of 1995. Reduced proportions of tax-exempt interest and dividends, increased provisions for state income taxes and higher levels of nondeductible goodwill contributed to the higher effective tax rate for 1996. Financial statement note 10 contains additional information concerning income taxes.

FINANCIAL CONDITION
(Table 9)

Crestar's assets totaled $17.9 billion at March 31, 1996, compared to $18.3 billion in assets at December 31, 1995, and $16.9 billion at March 31, 1995. Loans net of unearned income totaled $11.5 billion at March 31, 1996 compared to $11.8 billion at both December 31, 1995 and March 31, 1995. Total deposits were $12.9 billion at the end of the first quarter of 1996, compared to $13.3 billion at December 31, 1995 and $12.6 billion at March 31, 1995. Total deposits were down slightly from year-end 1995, as a higher interest rate environment and increased competition for deposits resulted in declines in several deposit categories.

   In the fourth quarter of 1995, Crestar transferred selected securities from the held to maturity portfolio to the available for sale securities portfolio. At the time of transfer, the securities reclassified had a fair market value of approximately $963 million. The transfer further strengthened the liquidity position of Crestar by increasing the balance of securities available for sale. With respect to the securities held to maturity portfolio, market value exceeded the carrying value at March 31, 1996 by $2.0 million, consisting of $2.5 million in unrealized gains and $0.5 million of unrealized losses. At March 31, 1996, the amortized cost of securities available for sale exceeded the fair value of such securities by $37.4 million, consisting of $7.1 million in unrealized gains and $44.5 million in unrealized losses. Shareholders' equity at March 31, 1996 reflects a $24.2 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to an increase of $11.1 million at December 31, 1995 arising from net unrealized gains on securities available for sale. At March 31, 1995, Crestar's shareholders' equity reflected a $17.4 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on the future operating results or liquidity of Crestar.

   All mortgage-backed securities in the securities available for sale and securities held to maturity portfolios are subject to prepayment risk, since the mortgage loans underlying these securities can prepay at any time without penalty. This risk becomes apparent during periods of declining interest rates, when refinancing of existing mortgage loans can accelerate. During these periods, the expected maturity of mortgage-backed securities shortens due to prepayments, reducing the expected stream of future interest payments to be received. The interest rate and prepayment risk associated with mortgage-backed securities is considered by management in assessing the overall asset/liability structure of the Corporation.

   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. The "Other taxable securities" classification of Crestar's securities available for sale portfolio (see footnote 3 to the consolidated financial statements) at March 31, 1996 is primarily composed of CMO securities with a fair value of approximately $406 million, and pass-through securities backed by credit card receivables of approximately $78 million (fair value).

   During the first quarter of 1996, Crestar sold approximately $1.5 billion of securities classified as available for sale, generating securities gains of $2.4 million. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation. Securities losses recorded in the first quarter of 1995 were $2.4 million.

   Crestar purchased and retired 510,000 shares of common stock during the first quarter of 1996, at an average price of $57.06 per share, for the ongoing needs of its employee benefit plans. In April of this year, Crestar's Board of Directors authorized the purchase and retirement of up to 1.0 million shares of common stock in order to continue to meet the recurring needs of the Corporation's dividend reinvestment plan, thrift and profit sharing plans and other benefit programs. Also in April, Crestar announced a common stock dividend increase, effective with the dividend payable on May 21, 1996, to $.52 per share. This represents a 15.6% increase from the previous quarterly dividend rate of $.45 per share. The increased dividend is intended to raise the Corporation's ratio of dividends paid to shareholders as a percentage of net income to the higher end of the Corporation's targeted range of 30% to 40%.

LIQUIDITY AND INTEREST SENSITIVITY
(Tables 10-13)

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities, and customer needs. General strategies to accomplish these objectives include maintaining a strong balance sheet, maintaining adequate core deposit levels, taking an acceptable level of interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 64% of total funding sources at both March 31, 1996 and December 31, 1995, compared to 68% at March 31, 1995. As an additional indication of strong liquidity, securities available for sale represented 21%, and money market investments an additional 2%, of Crestar's total earning assets at March 31, 1996.

   Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committee. The committee establishes a limit on the net interest income at risk for the current planning period, generally either the current calendar year or the remainder of the current year plus the next calendar year. The level of risk exposure taken is based on an assessment of the market environment, and will vary from period to period.

   The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. A 9 to 24 month net interest income forecast is prepared regularly based on a consensus interest rate forecast, in addition to numerous high and low interest rate scenarios of up to and including 300 basis points from current interest rates. The time period evaluated is linked to the current planning horizon. The various interest rate scenarios represent a reasonable range of interest rates. By its nature the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and speeds. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the assumed effects of interest rate caps and floors, and variances in the level of prepayment rates on loans and securities as a function of interest rates. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. At March 31, 1996, Crestar's projected net interest income under a consensus interest rate scenario for the remainder of 1996 would decrease by 0.9% in a high interest rate scenario, and would increase by 2.9% in a low interest rate scenario. These projections were well within Crestar's tolerance for risk, and indicate a sufficient liquidity position, and acceptable operating environment, under the high, low and consensus interest rate scenarios.

   A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing predominantly all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using statistical rate simulation techniques. The banking industry and its regulatory authorities are considering a market value method of interest sensitivity assessment. Crestar has been developing this tool and is incorporating it as another component of interest rate risk management to supplement the results achieved through net interest income simulation. The Corporation's measurement and interpretation process for market valuation models is in a developmental stage.

   Another interest rate risk tool used by Crestar is the interest rate "gap," or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 10, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 1996. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $3.2 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, interest rate gap.

   While most assets and liabilities reprice either at maturity or in accordance with their contractual terms, some demonstrate characteristics that require adjustments to more accurately reflect their repricing behavior or value to the Corporation. Table 10 presents interest sensitivity on an adjusted basis to reflect these characteristics. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in interest rates on consumer deposits with no stated maturity (interest checking, money market and regular savings deposits) to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than other funding sources, such as short-term borrowings, to movements in market interest rates. For example, the beta adjustment for interest checking in Table 10 demonstrates that for any given increase or decrease in the prime loan rate, Crestar expects the interest rates paid on interest checking deposits will reprice much slower, in both a rising and falling rate environment, than the prime rate. This is an industry wide characteristic of interest checking deposits that Crestar must address for a more accurate gap analysis. The beta adjustments, therefore, are used to quantify these deposits as sources of funds that are less sensitive to interest rate changes than indicated by their variable rate characteristics.

   In addition to the beta adjustments, the table also incorporates an adjustment to reflect the sensitivity of much of the Corporation's demand deposit balances to the level of interest rates. In periods of rising interest rates, average balances of non-interest bearing demand deposits will decrease (all other factors being constant) as customers become more sensitive to reducing debt or converting demand deposit balances to interest bearing accounts. On a cumulative twelve-month basis, Crestar had a liability sensitive "adjusted gap" at March 31, 1996, with $109 million excess of interest-sensitive sources of funds over uses of funds. This generally indicates a relatively neutral interest sensitivity, in comparison to the level of total earning assets of $16.2 billion. The static gap and adjusted gap do not include $1.0 billion (notional amount) of interest rate caps which Crestar has added to potentially offset the effect that rising interest rates would have on the market value of $1.0 billion of fixed-rate securities classified as securities available for sale. No interest payments are received on interest rate caps if the applicable interest index rate remains below the interest cap rate (see Table 11).

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

   Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at March 31, 1996 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. The majority of Crestar's outstanding interest rate cap instruments at March 31, 1996 are utilized to mitigate the declines in market value that can be experienced by fixed rate securities in a rising interest rate environment. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure. Crestar's direct credit exposure is generally limited to the estimated replacement cost of those instruments in a gain position. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered an acceptable credit risk. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative losses at March 31, 1996. No interest rate swaps, floors or caps used as hedges against interest rate risk were sold or terminated prior to maturity during the first quarter of 1996, and at March 31, 1996 there were no deferred gains or losses arising from termination of hedged transactions prior to maturity.

   The notional amount of Crestar's interest rate swaps and caps (excluding customer positions where Crestar acts as an intermediary) was $2.3 billion at March 31, 1996. Forward contracts with a notional amount of $979 million, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at March 31, 1996, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $3.3 billion at March 31, 1996. Tables 11, 12, and 13 present information regarding fair values, maturity, average rates, and activity as of and for the three month period ending March 31, 1996 for these off-balance sheet derivative instruments. Net unrealized gains on these instruments totaled $4.0 million as of March 31, 1996. Financial statement note 11 contains additional information pertaining to these types of agreements.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. Effective January 1, 1996, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, a company should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss would be recognized if the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the asset. SFAS 121 also established standards for recording an impairment loss for certain assets that are subject to disposal. The statement does not impact or change the accounting for financial instruments, long-term customer relationships of financial institutions, mortgage servicing rights and deferred income tax assets. Crestar adopted this accounting standard in the first quarter of 1996; there was no impact to the Corporation's net income or balance sheet upon implementation of SFAS No. 121.

   The FASB also issued Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1995. This Standard establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock option plans. While SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Crestar has evaluated SFAS 123 and elected to continue to measure the costs of its stock-based compensation plans under the intrinsic value method of APB 25, and believes that this will be consistent with a majority of public companies. Accordingly, Crestar's compliance with SFAS 123, effective January 1, 1996, had no impact on the reported net income or earnings per share of the Corporation.

DEPOSIT INSURANCE RECAPITALIZATION PROPOSAL

Legislative efforts to resolve the undercapitalization of the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation
(FDIC), and the disparity between deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund (BIF), may result in a one-time special assessment on SAIF-insured deposits. Future earnings may be impacted by a legislatively proposed one-time assessment of approximately 80 basis points (0.80%) on SAIF-insured deposits. Any one-time assessment on SAIF-insured deposits would impact each of Crestar's three bank subsidiaries and its savings bank subsidiary. Approximately 45% of Crestar's current deposit base is SAIF-insured. An 80 basis point assessment, on an after-tax basis, would result in a one-time charge to Crestar of approximately $25 million. As a consequence of any one-time assessment, future earnings would be expected to be augmented by a reduction in ongoing SAIF deposit insurance assessment rates. The estimated $25 million charge for Crestar reflects a proposed 20% reduction in the assessments on certain SAIF-insured deposits (known as Oakar deposits) acquired by banks in certain thrift acquisitions. Crestar would accrue such a liability if and when such legislation is enacted into law.

TABLE 1    FINANCIAL HIGHLIGHTS

Dollars in millions, except per share data           Three Months

                                                                         %
FOR THE PERIOD ENDED MARCH 31                    1996       1995    CHANGE
Net Income                                    $  55.4    $  49.7        12
Dividends Declared on Common Stock               19.5       16.3        20
Per Common Share:
  Net Income                                  $  1.27    $  1.14        12
  Dividends Declared                              .45        .40        13
Average Shares Outstanding (000s)              43,607     43,641         -
==============================================================================
KEY RATIOS
Return on Average Assets                         1.28%      1.22%
Return on Average Equity                        15.41      14.81
Average Equity to Average Assets                 8.31       8.21
Net Interest Margin                              4.63       4.59
AT MARCH 31
Book Value Per Share                          $ 33.50    $ 31.85         5
Equity to Assets                                 8.04%      8.20%
Risk Adjusted Capital Ratios:
  Tier I                                          9.0        9.2
  Total                                          12.2       12.7
Common Shares Outstanding (000s)               42,971     43,586
==============================================================================

TABLE 2    ANALYSIS OF EARNINGS PER COMMON SHARE

                                                  1st Qtr. 1996   1st Qtr. 1996
                                                          vs.              vs.
                                                  1st Qtr. 1995   4th Qtr. 1995

Earnings Per Common Share - prior period                $1.14            $ .61
- --------------------------------------------------------------------------------
Interest income                                           .30              .05
Interest expense                                         (.17)             .04
Provision for loan losses                                (.15)            (.05)
Securities gains or losses                                .07              .01
Other noninterest income                                  .13             (.01)
Loyola one-time merger costs                                -              .67
Other noninterest expense                                (.03)            (.02)
Income taxes                                             (.02)            (.03)
- -------------------------------------------------------------------------------
Net increase                                              .13              .66
- -------------------------------------------------------------------------------
Earnings Per Common Share - current period              $1.27            $1.27
===============================================================================

TABLE 3    AVERAGE BALANCES, NET INTEREST INCOME AND RATE/VOLUME ANALYSIS(1)


Dollars in thousands



                                                               1st Qtr.
                                                                                               4th Qtr.
                                                    Average Balance                            Average
                                                                              Increase         Balance
                                                  1996            1995        (Decrease)          1995
                                                         $               $           %                  $
Commercial                                       3,000,689       3,024,523          (1)         2,991,304
Real estate - income property                      903,330         895,594           1            911,154
Real estate - construction                         252,562         269,533          (6)           263,736
Instalment                                       2,741,657       2,254,019          22          2,619,528
Bank card                                        1,626,601       1,492,890           9          1,624,399
Real estate - mortgage                           3,050,951       3,480,302         (12)         3,382,392
- -----------------------------------------------------------------------------------------------------------
  Total loans - net of unearned income(2)       11,575,790      11,416,861           1         11,792,513
- -----------------------------------------------------------------------------------------------------------
Securities held to maturity                         83,039       1,214,448         (93)           739,775
Securities available for sale                    3,040,679       1,488,270         104          2,169,769
Money market investments                           203,278         479,863         (58)           279,302
Mortgage loans held for sale                       777,637         224,039         247            491,094
- -----------------------------------------------------------------------------------------------------------
  Total earning assets                          15,680,423      14,823,481           6         15,472,453
===========================================================================================================
Interest checking deposits                       1,931,893       1,955,738          (1)         1,886,810
Money market deposit accounts                    3,031,642       2,828,365           7          2,971,862
Regular savings deposits                         1,298,559       1,515,826         (14)         1,321,318
Domestic time deposits                           4,114,545       3,859,741           7          4,122,028
- -----------------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits          10,376,639      10,159,670           2         10,302,018
- -----------------------------------------------------------------------------------------------------------
Purchased liabilities                            2,152,087       1,775,402          21          2,061,027
Long-term debt                                     716,142         705,703           1            671,661
- -----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities            13,244,868      12,640,775           -         13,034,706
Other sources - net                              2,435,555       2,182,706          12          2,437,747
- -----------------------------------------------------------------------------------------------------------
  Total sources of funds                        15,680,423      14,823,481           6         15,472,453
- -----------------------------------------------------------------------------------------------------------
Net Interest Income
===========================================================================================================



                                                           1st Qtr.

                                                                           1996 vs. 1995

                                              Income/Expense(3)     Increase        Change due to(4)
                                               1996        1995     (Decrease)    Rate(5)     Volume
                                                   $           $           $           $           $
Commercial                                    60,360      62,105      (1,745)     (1,261)       (484)
Real estate - income property                 20,266      18,861       1,405       1,244         161
Real estate - construction                     6,420       6,971        (551)       (113)       (438)
Instalment                                    60,857      50,086      10,771         (38)     10,809
Bank card                                     48,196      43,077       5,119       1,303       3,816
Real estate - mortgage                        58,541      66,588      (8,047)        133      (8,180)
- ---------------------------------------------------------------------------------------------------------
  Total loans - net of unearned income(2)    254,640     247,688       6,952       3,529       3,423
- ---------------------------------------------------------------------------------------------------------
Securities held to maturity                    1,890      19,453     (17,563)      1,427     (18,990)
Securities available for sale                 49,283      24,298      24,985         611      24,374
Money market investments                       2,800       6,922      (4,122)       (132)     (3,990)
Mortgage loans held for sale                  14,294       4,375       9,919        (892)     10,811
- ---------------------------------------------------------------------------------------------------------
  Total earning assets                       322,907     302,736      20,171       2,772      17,399
=========================================================================================================
Interest checking deposits                     9,519      10,933      (1,414)     (1,281)       (133)
Money market deposit accounts                 27,530      26,632         898      (1,016)      1,914
Regular savings deposits                       8,464      10,577      (2,113)       (597)     (1,516)
Domestic time deposits                        54,841      43,825      11,016       8,150       2,866
- ---------------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits       100,354      91,967       8,387       6,405       1,982
- ---------------------------------------------------------------------------------------------------------
Purchased liabilities                         28,326      25,775       2,551      (2,893)      5,444
Long-term debt                                12,713      12,495         218          33         185
- ---------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         141,393     130,237      11,156       4,897       6,259
Other sources - net
- ---------------------------------------------------------------------------------------------------------
  Total sources of funds                     141,393     130,237      11,156       3,584       7,572
- ---------------------------------------------------------------------------------------------------------
Net Interest Income                          181,514     172,499       9,015        (812)      9,827
=========================================================================================================


                                             4th Qtr.    1st Qtr. 1996 vs. 4th Qtr. 1995
                                             Income/
                                            Expense(3)    Increase     Change due to(4)
                                              1995       (Decrease)   Rate(5)     Volume
                                                  $           $           $           $
Commercial                                    62,546      (2,186)     (2,383)        197
Real estate - income property                 19,923         343         513        (170)
Real estate - construction                     6,671        (251)         30        (281)
Instalment                                    58,730       2,127        (626)      2,753
Bank card                                     44,383       3,813       3,752          61
Real estate - mortgage                        66,836      (8,295)     (1,758)     (6,537)
- ------------------------------------------------------------------------------------------
  Total loans - net of unearned income2      259,089      (4,449)        324      (4,773)
- ------------------------------------------------------------------------------------------
Securities held to maturity                   11,940     (10,050)        550     (10,600)
Securities available for sale                 35,348      13,935        (253)     14,188
Money market investments                       4,227      (1,427)       (277)     (1,150)
Mortgage loans held for sale                   9,164       5,130        (228)      5,358
- ------------------------------------------------------------------------------------------
  Total earning assets                       319,768       3,139      (1,168)      4,307
==========================================================================================
Interest checking deposits                     9,910        (391)       (628)        237
Money market deposit accounts                 28,470        (940)     (1,513)        573
Regular savings deposits                       8,793        (329)       (178)       (151)
Domestic time deposits                        56,041      (1,200)     (1,102)        (98)
- ------------------------------------------------------------------------------------------
  Total interest-bearing core deposits       103,214      (2,860)     (3,610)        750
- ------------------------------------------------------------------------------------------
Purchased liabilities                         29,128        (802)     (2,086)      1,284
Long-term debt                                12,067         646        (153)        799
- ------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         144,409      (3,016)     (5,349)      2,333
Other sources - net
- ------------------------------------------------------------------------------------------
  Total sources of funds                     144,409      (3,016)     (4,961)      1,945
- ------------------------------------------------------------------------------------------
Net Interest Income                          175,359       6,155       3,793       2,362
==========================================================================================


1\ Tax-equivalent basis.

2\ Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

3\ Includes tax-equivalent net loan fees of $641,000 and $918,000 for the first quarter of 1996 and 1995, respectively, and $1.2 million for the fourth quarter of 1995.

4\ Variances are computed on a line-by-line basis and are non-additive.

5\ Variances caused by the change in rate times the change in balances are allocated to rate.

TABLE 4    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS (REDI)

In millions

                                              March 31,            December 31,

                                           1996          1995           1995
Commercial - developer lines           $  118.1      $   89.9       $  105.2
Commercial - other                         52.0          66.0           51.5
Real estate - income property             905.1         949.5          910.2
Real estate - construction                176.8         235.1          182.7
- -------------------------------------------------------------------------------
  Total REDI loans                     $1,252.0      $1,340.5       $1,249.6
===============================================================================

TABLE 5    LOANS TO REAL ESTATE DEVELOPERS AND INVESTORS--
GEOGRAPHIC DISTRIBUTION AND PROPERTY TYPE



March 31, 1996
                                                                           Region
In millions

                                         Total       Greater
                                   Corporation    Washington    Maryland    Eastern     Western    Capital
Land acquisition and development      $   87.4        $ 37.3      $ 19.0     $ 24.0       $ 2.8      $ 4.3
Residential developments                 327.0         120.5        91.2       62.7        34.1       18.5
Commercial projects:

  Office buildings                       188.8          91.6        46.6       31.3         8.1       11.2
  Retail stores and malls                217.0         131.9        37.0       26.1        10.8       11.2
  Hotels and motels                      118.8          35.9        12.6       40.0        17.3       13.0
  Industrial buildings                   132.5          70.8        27.7       13.4         5.7       14.9
- ------------------------------------------------------------------------------------------------------------
    Total commercial projects            657.1         330.2       123.9      110.8        41.9       50.3
- ------------------------------------------------------------------------------------------------------------
Special use                               65.6          24.1        16.2       16.7         7.6        1.0
Other                                    114.9          71.1        11.0       13.2         2.3       17.3
- ------------------------------------------------------------------------------------------------------------
  Total REDI loans                    $1,252.0        $583.2      $261.3     $227.4       $88.7      $91.4
============================================================================================================


TABLE 6    ALLOWANCE FOR LOAN LOSSES

Dollars in thousands                                         First Quarter

                                                            1996         1995
Beginning balance                                       $240,285     $232,922
- -------------------------------------------------------------------------------
Allowance from acquisitions - net                           (388)       5,631
Provision for loan losses                                 20,300       10,301
Net charge-offs (recoveries):
  Commercial                                                (640)         699
  Real estate - income property                           (1,255)         308
  Real estate - construction                                 (78)        (563)
  Instalment                                               4,563        1,674
  Bank card                                               17,980        9,949
  Real estate - mortgage                                     780          289
- -------------------------------------------------------------------------------
  Total net charge-offs                                   21,350       12,356
- -------------------------------------------------------------------------------
Balance, March 31                                       $238,847     $236,498
===============================================================================
Allowance for loan losses to period-end loans               2.07%        2.01%
Annualized net charge-offs to average loans                  .74          .43
===============================================================================

TABLE 7    NONPERFORMING ASSETS(1) AND PAST DUE LOANS


Dollars in thousands                                                      March 31,           December 31,

Nonaccrual loans:                                                   1996              1995            1995
  Commercial                                                     $21,774          $ 27,037         $21,731
  Real estate - income property                                   22,855            26,879          23,913
  Real estate - construction                                       6,267             7,710           4,712
  Instalment                                                       2,775             4,855           5,425
  Real estate - mortgage                                          14,682            12,820          19,925
- --------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                        68,353            79,301          75,706
Restructured loans                                                     -             1,458               -
- --------------------------------------------------------------------------------------------------------------
    Total nonperforming loans(1)                                  68,353            80,759          75,706
Foreclosed properties - net                                       19,175            32,449          17,655
- --------------------------------------------------------------------------------------------------------------
    Total nonperforming assets(1)                                $87,528          $113,208         $93,361
==============================================================================================================
Nonperforming assets(1) to:
  Loans and foreclosed properties - net                              .76%              .96%            .79%
  Total assets                                                       .49               .67             .51
Allowance for loan losses to:
  Nonperforming assets(1)                                            273               209             257
  Nonperforming loans(1)                                             349               293             317
Allowance for loan losses plus shareholders' equity to
  nonperforming assets(1)                                          19.18x            14.35x          18.12x
==============================================================================================================
Accruing loans past due 90 days:
  Commercial                                                     $ 3,220          $  1,514         $ 5,992
  Real estate - income property                                       59             1,110              19
  Real estate - construction                                          16               989             926
  Instalment
    Student                                                       19,379            10,879           9,101
    Other                                                          7,318             1,846           3,448
  Bank card                                                       21,364            11,685          20,430
  Real estate - mortgage                                          13,974             9,349          10,304
- --------------------------------------------------------------------------------------------------------------
    Total accruing loans past due 90 days                        $65,330          $ 37,372         $50,220
==============================================================================================================


1\ Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded form the definition of nonperforming.

TABLE 8    SUMMARY OF NONINTEREST INCOME AND EXPENSE

In thousands

                                                First Quarter         Fourth
                                                                      Quarter

NONINTEREST INCOME                              1996        1995        1995
Service charges on deposit accounts         $ 21,610    $ 21,908    $ 22,143
Trust and investment advisory                 15,562      13,124      15,877
Bank card-related                             11,014      11,097      12,387
Mortgage servicing - net                       4,459       4,236       4,132
Mortgage origination - net                     5,654         721       4,368
Trading account activities                        52         624         833
Commissions on letters of credit               1,470       1,367       1,019
Gain on sale of mortgage servicing rights      4,000       5,900       5,100
Miscellaneous                                 13,859       9,978       7,026
Securities gains (losses)                      2,355      (2,410)      1,316
- ------------------------------------------------------------------------------
  Total noninterest income                  $ 80,035    $ 66,545    $ 74,201
==============================================================================
NONINTEREST EXPENSE
Salaries                                    $ 66,376    $ 66,192    $ 73,939
Benefits                                      17,855      16,475      18,700
- ------------------------------------------------------------------------------
  Total personnel                             84,231      82,667      92,639
Occupancy - net                               12,754      12,201      12,805
Equipment                                      7,698       7,901       7,879
Communications                                 8,152       7,685       7,904
Stationery, printing and supplies              2,286       2,462       3,489
Professional fees and services                 4,224       3,962       8,246
Loan expense                                   2,268       1,900       2,457
FDIC premiums - net                            3,378       7,207       4,066
Advertising and marketing                      5,190       4,938       2,703
Transportation                                 1,569       1,674       1,665
Outside data services                          5,724       5,967       7,544
Amortization of purchased intangibles          4,047       2,974       3,756
Miscellaneous                                 12,029       9,833      17,565
- -------------------------------------------------------------------------------
  Subtotal                                   153,550     151,371     172,718
Foreclosed properties (net recoveries)        (1,345)     (1,461)     (3,851)
- -------------------------------------------------------------------------------
  Total noninterest expense                 $152,205    $149,910    $168,867
===============================================================================

TABLE 9    DEBT RATINGS
(AS OF APRIL 30, 1996)

                                                        Standard       Thomson
Security                                   Moody's      & Poor's      BankWatch
8 3/4% Subordinated Notes due 2004          Baa1          BBB+             A-
8 1/4% Subordinated Notes due 2002          Baa1          BBB+             A-
8 5/8% Subordinated Notes due 1998          Baa1          BBB+             A-
Commercial Paper                             P-2     Not rated          TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                   A2             A      Not rated
  Short-Term                                 P-1           A-1          TBW-1
================================================================================

TABLE 10    INTEREST SENSITIVITY ANALYSIS



March 31, 1996

In millions                                            Maturity/Rate Sensitivity

                                           0-3        3-6        6-12       one to      over
USES OF FUNDS                             months     months     months    five years  five years    Total
Loans:
  Commercial                           $ 2,140.6   $    51.1   $    76.5  $    88.0   $  728.4   $ 3,084.6
  Real estate - income property            493.5          .4          .6        1.1      407.5       903.1
  Real estate - construction               228.8          .5         1.5        3.5       19.7       254.0
  Instalment                             1,170.2       139.0       243.5      313.6      878.4     2,744.7
  Bank card                                570.1       132.3       204.3      430.2      250.2     1,587.1
  Real estate - mortgage                   156.6       348.6       481.2      668.9    1,295.2     2,950.5
Securities held to maturity                  3.0         2.4         3.0        4.6       68.3        81.3
Securities available for sale              565.8        59.6        90.3      156.7    2,587.1     3,459.5
Money market investments                   350.8         4.9           -          -          -       355.7
Mortgage loans held for sale               758.8           -           -          -          -       758.8
- -------------------------------------------------------------------------------------------------------------
  Total earning assets                   6,438.2       738.8     1,100.9    1,666.6    6,234.8    16,179.3
Interest sensitivity hedges on assets     (450.0)     (850.0)          -          -    1,300.0           -
- -------------------------------------------------------------------------------------------------------------
  Total uses                           $ 5,988.2   $  (111.2)  $ 1,100.9  $ 1,666.6   $7,534.8   $16,179.3
=============================================================================================================
SOURCES OF FUNDS
Interest checking deposits             $ 1,933.8   $       -   $       -  $       -   $      -   $ 1,933.8
Money market deposit accounts            3,045.5           -           -          -          -     3,045.5
Regular savings deposits                 1,307.5           -           -          -          -     1,307.5
Domestic time deposits                     369.5       496.3       753.1    1,117.3    1,328.8     4,065.0
Certificates of deposit $100,000
  and over                                  41.5        36.5        29.1       30.8        4.9       142.8
Short-term borrowings                    2,187.0           -           -          -          -     2,187.0
Long-term debt                               6.3         8.2        19.5       36.1      633.9       704.0
- -------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities     8,891.1       541.0       801.7    1,184.2    1,967.6    13,385.6
Other sources - net                            -           -           -          -    2,793.7     2,793.7
Interest sensitivity hedges on liabilities     -       (40.0)          -          -       40.0           -
- -------------------------------------------------------------------------------------------------------------
  Total sources                        $ 8,891.1   $   501.0   $   801.7  $ 1,184.2   $4,801.3   $16,179.3
=============================================================================================================
Cumulative maturity/rate
  sensitivity gap                      $(2,902.9)  $(3,515.1)  $(3,215.9) $(2,733.5)  $      -   $       -
=============================================================================================================
ADJUSTMENTS
Beta adjustments:
  Interest checking (beta factor .23)  $ 1,489.0
  Money market accounts
    (beta factor .50)                    1,522.8
  Regular savings (beta factor .13)      1,139.0
Demand deposit sensitivity              (1,043.6)
- -------------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivity gap                      $   204.3   $  (407.9)  $  (108.7) $   373.7   $      -   $       -
=============================================================================================================


TABLE 11    OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS(1)



March 31, 1996                                                Average
                                                    Weighted   Fixed   Estimated
Dollars in thousands                 Notional        Average  Receive       Fair
                                     Balance   Maturity-bate   Value    Comments

INTEREST RATE CONVERSIONS
  Generic interest rate swaps       $1,300,000    3.3 yrs.     5.83%                Notional amounts of
    Carrying amount(2)                                                   $   514    $850 million, $250
      Commercial loan program                                                       million and $200 million
        Unrealized gross gains                                                43    convert floating rate
        Unrealized gross losses                                           (9,345)   commercial, instalment
      Instalment loan program                                                       and real estate mortgage
        Unrealized gross losses                                           (2,007)   loans, respectively, to
      Real estate mortgage loan                                                     fixed rate. Floating rates
        program                                                                     paid tied to LIBOR.
          Unrealized gross losses                                         (1,018)
      Estimated fair value                                               (11,813)
  Interest rate caps                 1,040,000    3.9 yrs.     7.44%(3)             Notional balance of $1
    Carrying amount(2)                                                    11,845    billion hedges the market
      Securities available for sale                                                 value of fixed rate
        program(4)                                                                  securities available for sale
          Unrealized gross gains                                             467    (strike rate tied to yield on
          Unrealized gross losses                                           (580)   5 year constant maturity
      Money market deposit program                                                  U.S. Treasury security).
        Unrealized gross gains                                               203    Notional balance of $40
      Estimated fair value                                                11,935    million hedging interest
                                                                                    rate risk associated with
                                                                                    rising interest rates
                                                                                    on floating rate money
                                                                                    market deposits (strike
                                                                                    rate tied to LIBOR).

HEDGES OF LENDING COMMITMENTS
  Forward contracts                    979,010     .1 yrs.      n/a                 Hedges of residential
    Unrealized gross gains                                                16,283    mortgage lending
      Estimated fair value                                                16,283    commitments.
- -------------------------------------------------------------------------------------------------------------------
      Total hedges against
        interest rate risk          $3,319,010                           $16,405
===================================================================================================================


1\ Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

2\ Includes any accrued interest receivable and or payable balances, and unamortized premiums paid for interest rate caps.

3\ Represents average strike rate. For interest rate caps purchased, Crestar will receive interest if a specified market index rate rises above a fixed strike rate during the term of the contract. Any interest received is based on the difference between a higher index interest rate and the contractual cap rate, applied to the underlying notional balance. No interest payments are received if the index rate remains below the cap rate.

4\ The fair value of derivative interest rate caps hedging securities classified as available for sale is included in the total fair value of the securities available for sale portfolio. The unamortized premiums paid for such interest rate caps are included in the amortized cost basis of securities available for sale, with any unrealized gain or loss (net of tax) pertaining to these interest rate caps included in shareholders' equity as "Net unrealized gain
   (loss) on securities available for sale."

n/a - Not applicable

LIBOR - London Interbank Offered Rates

TABLE 12    OFF-BALANCE SHEET DERIVATIVES--EXPECTED MATURITIES(1)


March 31, 1996

Dollars in thousands                          Within             One to         Three to
                                            One Year        Three Years       Five Years             Total

INTEREST RATE CONVERSIONS
  Generic interest rate swaps:
    Notional amount                         $      -           $600,000       $  700,000        $1,300,000
    Average fixed receive rate                     -               5.69%            5.94%             5.83%
    Estimated fair value                    $      -           $ (4,256)      $   (7,557)       $  (11,813)

  Interest rate caps
    Notional amount                         $  5,000           $ 35,000       $1,000,000        $1,040,000
    Average strike rate                         5.50%              5.93%            7.50%             7.44%
    Estimated fair value                         $ 7           $    198       $   11,730        $   11,935

HEDGES OF LENDING COMMITMENTS
  Forward contracts:(2)
    Notional amount                         $979,010           $      -       $        -        $  979,010
    Estimated fair value                      16,283                  -                -            16,283

      Total hedges against
        interest rate risk:
          Notional amount                   $984,010           $635,000       $1,700,000        $3,319,010
          Estimated fair value                16,290             (4,058)           4,173            16,405
=============================================================================================================


1\ Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

2\ Hedges of residential mortgage lending commitments.



TABLE 13    OFF-BALANCE SHEET DERIVATIVES ACTIVITY(1)


In thousands                                                    Liability Rate
                                        Asset Rate Conversions     Conversions   Hedges of
                                          Interest   Interest        Interest      Lending
                                              Rate     Rate            Rate        Commit-
                                             Swaps     Caps            Caps       ments(2)         Total
Balance, January 1, 1996                $1,200,000    $        -       $40,000     $ 547,790    $1,787,790
Additions                                  200,000     1,000,000             -       997,232     2,197,232
Maturities                                (100,000)            -             -      (566,012)     (666,012)
- ------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                 $1,300,000    $1,000,000       $40,000     $ 979,010    $3,319,010
============================================================================================================


1\ Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

2\ Forward contracts hedging residential mortgage lending commitments;
   maturities represent contracts delivered.

TABLE 14    SELECTED QUARTERLY FINANCIAL INFORMATION


Dollars in thousands, except per share data

                                             1st Qtr.     4th Qtr.      3rd Qtr.     2nd Qtr.     1st Qtr.
Results of operations:                         1996         1995          1995         1995         1995
Net interest income(1)                       $181,514     $175,359      $172,475     $173,744     $172,499
Provision for loan losses                      20,300       21,302        14,231       13,736       10,301
- -------------------------------------------------------------------------------------------------------------
Net credit income                             161,214      154,057       158,244      160,008      162,198
Securities gains (losses)                       2,355        1,316           (69)      (1,050)      (2,410)
Other noninterest income                       77,680       72,885        75,044       73,871       68,955
- -------------------------------------------------------------------------------------------------------------
Net credit and noninterest income             241,249      228,258       233,219      232,829      228,743
Noninterest expense                           152,205      168,867       148,570      152,087      149,910
- -------------------------------------------------------------------------------------------------------------
Income before taxes                            89,044       59,391        84,649       80,742       78,833
- -------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                       2,501        2,568         3,198        2,719        2,776
Book tax expense                               31,121       30,526        29,375       26,258       26,398
- -------------------------------------------------------------------------------------------------------------
  Income tax expense                           33,622       33,094        32,573       28,977       29,174
- -------------------------------------------------------------------------------------------------------------
Net Income                                   $ 55,422     $ 26,297      $ 52,076     $ 51,765     $ 49,659
=============================================================================================================
Per common share:
  Net income                                 $   1.27     $    .61      $   1.19     $   1.18     $   1.14
  Dividends declared                              .45          .45           .45          .45          .40
Average shares outstanding (000s)              43,607       43,634        43,686       43,782       43,641
=============================================================================================================
Selected ratios and other data:
Return on average assets                         1.28%         .62%         1.25%        1.25%        1.22%
Return on average equity                        15.41         7.28         14.74        14.98        14.81
Net interest margin1                             4.63         4.55          4.57         4.61         4.59
Net charge-offs as % of average loans             .74          .64           .58          .42          .43
Allowance as % of period-end loans               2.07         2.04          2.00         2.01         2.01
Overhead ratio                                  58.19        67.67         60.04        61.68        62.71
Average equity to assets                         8.31         8.46          8.51         8.36         8.21
Equity leverage                                 12.04x       11.82x        11.75x       11.96x       12.17x
Full-time equivalent employees (period end)     6,705        6,712         7,018        7,172        7,385
=============================================================================================================

1\ Tax-equivalent basis.

Table 15    Consolidated Average Balances/Net Interest Income/Rates(1)


                                                            Three Months Ended March 31,            Three Months Ended December 31,
                                                       1996                        1995                               1995

Dollars in thousands                                    Income/  Yield/                Income/  Yield/                Income/ Yield/
                                              Balance   Expense    Rate      Balance   Expense    Rate      Balance   Expense   Rate
Assets                                              $         $       %            $         $       %            $         $      %
Securities held to maturity(2)                 83,039     1,890    9.11    1,214,448    19,453    6.72      739,775    11,940   6.46
Securities available for sale(2)            3,040,679    49,283    6.48    1,488,270    24,298    6.31    2,169,769    35,348   6.51
Money market investments(2)                   203,278     2,800    5.54      479,863     6,922    5.85      279,302     4,227   6.00
Mortgage loans held for sale(2)               777,637    14,294    7.37      224,039     4,375    7.81      491,094     9,164   7.48
- ------------------------------------------------------------------------------------------------------------------------------------
Commercial                                  3,000,689    60,360    8.09    3,024,523    62,105    8.27    2,991,304    62,546   8.32
Real estate - income property                 903,330    20,266    9.00      895,594    18,861    8.48      911,154    19,923   8.64
Real estate - construction                    252,562     6,420   10.21      269,533     6,971   10.46      263,736     6,671  10.00
Instalment                                  2,741,657    60,857    8.92    2,254,019    50,086    8.89    2,619,528    58,730   9.00
Bank card                                   1,626,601    48,196   11.94    1,492,890    43,077   11.45    1,624,399    44,383  10.99
Real estate - mortgage                      3,050,951    58,541    7.67    3,480,302    66,588    7.63    3,382,392    66,836   7.89
- ------------------------------------------------------------------------------------------------------------------------------------
  Total loans(2),(3)                       11,575,790   254,640    8.83   11,416,861   247,688    8.68   11,792,513   259,089   8.78
Allowance for loan losses                    (240,615)                      (236,693)                      (236,412)
- ------------------------------------------------------------------------------------------------------------------------------------
  Loans - net                              11,335,175                     11,180,168                     11,556,101
Cash and due from banks                       811,209                        754,073                        800,770
Premises and equipment - net                  355,684                        349,986                        358,426
Customers' liability on acceptances            14,264                          9,165                          7,085
Intangible assets - net                       184,172                        135,177                        175,393
Foreclosed properties - net                    17,592                         33,014                         18,796
Other assets                                  489,561                        456,806                        487,158
- ------------------------------------------------------------------------------------------------------------------------------------
  Total Assets                             17,312,290                     16,325,009                     17,083,669

Total Earning Assets                       15,680,423   322,907    8.26   14,823,481   302,736    8.18   15,472,453   319,768   8.26

Liabilities and Shareholders' Equity

Interest checking deposits                  1,931,893     9,519    1.98    1,955,738    10,933    2.27    1,886,810     9,910   2.08
Money market deposit accounts               3,031,642    27,530    3.65    2,828,365    26,632    3.82    2,971,862    28,470   3.80
Regular savings deposits                    1,298,559     8,464    2.62    1,515,826    10,577    2.83    1,321,318     8,793   2.64
Domestic time deposits                      4,114,545    54,841    5.37    3,859,741    43,825    4.65    4,122,028    56,041   5.39
Certificates of deposit $100,000 and over     109,364     1,449    5.33       68,550       857    5.08       84,504     1,180   5.55
- ------------------------------------------------------------------------------------------------------------------------------------
  Total savings and time deposits2         10,486,003   101,803    3.90   10,228,220    92,824    3.70   10,386,522   104,394   3.99
Demand deposits                             2,355,997                      2,123,067                      2,330,684
- ------------------------------------------------------------------------------------------------------------------------------------
  Total deposits                           12,842,000                     12,351,287                     12,717,206
Short-term borrowings2                      2,042,723    26,877    5.28    1,706,852    24,918    5.90    1,976,523    27,948   5.60
Long-term debt2                               716,142    12,713    7.10      705,703    12,495    7.08      671,661    12,067   7.19
Liability on acceptances                       14,264                          9,165                          7,085
Other liabilities                             258,982                        210,661                        265,696
- ------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                        15,874,111                     14,983,668                     15,638,171
- ------------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                1,438,179                      1,341,341                      1,445,498
- ------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity 17,312,290                     16,325,009                     17,083,669

Total interest-bearing liabilities         13,244,868   141,393    4.30   12,640,775   130,237    4.19   13,034,706   144,409   4.41
Other sources - net                         2,435,555                      2,182,706                      2,437,747
- ------------------------------------------------------------------------------------------------------------------------------------
Total Sources of Funds                     15,680,423   141,393    3.63   14,823,481   130,237    3.59   15,472,453   144,409   3.71

Net Interest Spread                                                3.96                           3.99                          3.85
Net Interest Income/Margin                              181,514    4.63                172,499    4.59                175,359   4.55
====================================================================================================================================


1\ Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.

2\ Indicates earning asset or interest-bearing liability.

3\ Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Crestar Financial Corporation
                                                         Registrant

Date   May 15, 1996                             /s/ JAMES D. BARR
                                                James D. Barr
                                                Executive Vice President,
                                                Controller and Treasurer