Form 10-Q
period 1996-06-30
CRESTAR FINANCIAL CORP
filed 1996-08-14
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                   Form 10-Q

                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996

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

Yes     X   .    No          .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                       Outstanding at July 31, 1996
          Common Stock, $5 par value                     42,305,648

                 Crestar Financial Corporation And Subsidiaries

                                   Form 10-Q

                      For The Quarter Ended June 30, 1996

Part I. Financial Information

        Item 1.  Financial Statements:

                                                                           Page

                 Consolidated Balance Sheets...................................

                 Consolidated Statements Of Income.............................

                 Consolidated Statements Of Cash Flows.........................

                 Consolidated Statements Of Changes In Shareholders' Equity....

                 Notes To Consolidated Financial Statements....................

        Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations:

                 Financial Commentary..........................................

Part II  Other Information

         Item 4.  Submission Of Matters To A Vote Of Security Holders..........

         Item 6.  Exhibits And Reports On Form 8-K:

                  There were no reports on Form 8-K filed during the three months ended June 30, 1996.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries




Dollars in thousands                                          June 30,
                                                                                        December 31,
Assets                                                       1996            1995           1995
Cash and due from banks                                   $   765,724    $   816,089    $ 1,084,047
Securities held to maturity (note 2)                           75,597      1,093,943         85,368
Securities available for sale (note 3)                      3,430,814      1,519,130      3,231,389
Money market investments (note 4)                             905,952        573,372        516,268
Mortgage loans held for sale                                  997,943        417,480        688,218
Loans (note 5):
  Business Loans:
    Commercial                                              3,245,429      3,133,669      3,102,156
    Real estate - income property                             887,282        928,446        874,396
    Real estate - construction                                236,662        269,129        262,340
  Consumer Loans:
    Instalment                                              2,747,930      2,377,041      2,732,557
    Bank card                                               1,522,458      1,605,362      1,686,765
    Real estate - mortgage                                  2,747,753      3,539,349      3,148,214
- ----------------------------------------------------------------------------------------------------
      Total Loans                                          11,387,514     11,852,996     11,806,428
    Less: Allowance for loan losses (note 6)                 (237,020)      (237,717)      (240,285)
- ----------------------------------------------------------------------------------------------------
      Loans - net                                          11,150,494     11,615,279     11,566,143
- ----------------------------------------------------------------------------------------------------
Premises and equipment - net                                  357,718        358,499        357,159
Customers' liability on acceptances                            13,882         12,294          5,143
Intangible assets - net                                       188,006        164,294        186,732
Foreclosed properties - net (notes 5 and 7)                    14,390         20,318         17,655
Other assets                                                  587,797        620,853        564,563
- ---------------------------------------------------------------------------------------------------
    Total Assets                                         $ 18,488,317    $17,211,551    $18,302,685
===================================================================================================
Liabilities
Demand deposits                                          $  2,475,872    $ 2,278,131    $ 2,665,888
Interest-bearing demand deposits                            4,926,373      4,789,245      4,975,710
Regular savings deposits                                    1,289,598      1,447,928      1,310,903
Domestic time deposits                                      3,924,719      4,110,221      4,184,703
Certificates of deposit $100,000 and over                     161,277         67,643        116,211
- ---------------------------------------------------------------------------------------------------
    Total deposits                                         12,777,839     12,693,168     13,253,415
Short-term borrowings (note 8)                              3,245,350      1,896,065      2,227,338
Liability on acceptances                                       13,882         12,294          5,143
Other liabilities                                             323,395        499,587        694,096
Long-term debt (note 9)                                       696,697        705,695        671,296
- ---------------------------------------------------------------------------------------------------
    Total Liabilities                                      17,057,163     15,806,809     16,851,288
- ---------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued           -              -              -
Common stock, $5 par value. Authorized 100,000,000 shares;
  outstanding 42,768,051 and 42,925,185 at June 30, 1996
  and 1995, respectively; 42,809,761 at December 31, 1995     213,840        214,626        214,049
Capital surplus                                               392,694        361,709        371,075
Retained earnings                                             876,354        831,698        855,195
Net unrealized gain (loss) on securities available for sale   (51,734)        (3,291)        11,078
- ---------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                              1,431,154      1,404,742      1,451,397
- ---------------------------------------------------------------------------------------------------
    Total Liabilities And Shareholders' Equity            $18,488,317    $17,211,551    $18,302,685
===================================================================================================


See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries


In thousands, except per share data                 Three Months Ended June 30,      Six Months Ended June 30,

                                                         1996       1995                 1996        1995
Income From Earning Assets
Interest and fees on loans                             $252,330   $256,806            $505,275    $502,250
Interest on taxable securities held to maturity             158     16,670                 392      34,590
Interest on tax-exempt securities held to maturity          827        986               1,690       1,990
Interest and dividends on securities available for sale  52,513     23,598             101,796      47,896
Income on money market investments                        3,930      4,913               6,717      11,832
Interest on mortgage loans held for sale                 16,152      5,807              30,446      10,182
- --------------------------------------------------------------------------------------------------------------
  Total income from earning assets                      325,910    308,780             646,316     608,740
- --------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits                         35,440     39,018              72,489      76,583
Regular savings deposits                                  8,145     10,232              16,609      20,809
Domestic time deposits                                   51,125     51,557             105,966      95,382
Certificates of deposit $100,000 and over                 2,150        954               3,599       1,811
- --------------------------------------------------------------------------------------------------------------
  Total interest on deposits                             96,860    101,761             198,663     194,585
Short-term borrowings                                    32,064     23,155              58,941      48,073
Long-term debt                                           12,475     12,839              25,188      25,334
- --------------------------------------------------------------------------------------------------------------
  Total interest expense                                141,399    137,755             282,792     267,992
- --------------------------------------------------------------------------------------------------------------
Net Interest Income                                     184,511    171,025             363,524     340,748
Provision for loan losses (note 6)                       22,500     13,736              42,800      24,037
- --------------------------------------------------------------------------------------------------------------
Net Credit Income                                       162,011    157,289             320,724     316,711
- --------------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts                      23,191     22,125              44,801      44,033
Trust and investment advisory income                     15,517     14,614              31,079      27,738
Bank card-related income                                 12,561     11,957              23,575      23,054
Other income                                             34,521     25,175              64,015      48,001
Securities gains (losses)                                   288     (1,050)              2,643      (3,460)
- --------------------------------------------------------------------------------------------------------------
  Total noninterest income                               86,078     72,821             166,113     139,366
- --------------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                       248,089    230,110             486,837     456,077
- --------------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                                        87,248     82,866             171,479     165,533
Occupancy expense net                                    11,927     11,759              24,681      23,960
Equipment expense                                         7,679      7,773              15,377      15,674
Other expense                                            52,188     49,689              99,710      96,830
- --------------------------------------------------------------------------------------------------------------
  Total noninterest expense                             159,042    152,087             311,247     301,997
- --------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                               89,047     78,023             175,590     154,080
Income tax expense (note 10)                             32,317     26,258              63,438      52,656
- --------------------------------------------------------------------------------------------------------------
Net Income                                             $ 56,730   $ 51,765            $112,152    $101,424
==============================================================================================================
Earnings Per Common Share                              $   1.31   $   1.18            $   2.58    $   2.32
==============================================================================================================


See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries




In thousands                                                                    Six Months Ended June 30,

                                                                                     1996         1995
Operating    Net Income                                                          $   112,152  $   101,424
Activities   Adjustments to reconcile net income to net cash used
               by operating activities:
                 Provisions for loan losses, foreclosed properties and
                   other losses                                                       40,900       24,535
                 Depreciation and amortization of premises and equipment              19,178       19,536
                 Securities losses (gains)                                            (2,643)       3,460
                 Amortization of intangible assets                                     8,062        6,229
                 Deferred income tax expense                                           7,391        6,183
                 Loss (gain) on foreclosed properties                                     49       (2,188)
                 Gain on sales of mortgage servicing rights                           (4,750)      (5,900)
                 Net decrease (increase) in trading account                            3,368         (621)
                 Origination and purchase of loans held for sale                  (1,979,014)  (1,007,590)
                 Proceeds from sales of loans held for sale                        1,669,289      830,599
                 Net decrease (increase) in accrued interest receivable,
                   prepaid expenses and other assets                                 110,374      (19,978)
                 Net increase (decrease) in accrued interest payable,
                   accrued expenses and other liabilities                           (377,880)      21,112
                 Other, net                                                              150        9,387
- --------------------------------------------------------------------------------------------------------------
                 Net cash used by operating activities                              (393,374)     (13,812)
- --------------------------------------------------------------------------------------------------------------
Investing    Proceeds from maturities and calls of securities held to maturity        20,670      157,242
Activities   Proceeds from maturities and calls of securities available for sale     312,301      189,236
             Proceeds from sales of securities available for sale                  2,049,371      977,747
             Purchases of securities held to maturity                                (11,114)           -
             Purchases of securities available for sale                           (2,540,699)    (604,114)
             Net increase in money market investments                               (393,052)    (121,091)
             Principal collected on non-bank subsidiary loans                         26,279       11,067
             Loans originated by non-bank subsidiaries                              (172,244)     (91,024)
             Net decrease (increase) in other loans                                  319,262     (181,204)
             Purchases of premises and equipment                                     (24,517)     (33,728)
             Proceeds from sales of foreclosed properties                             10,259       24,176
             Proceeds from sales of mortgage servicing rights                          9,197        8,305
             Acquisitions of net assets of financial institutions                    138,628      (12,173)
             Other, net                                                              (24,958)      (5,554)
- --------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by investing activities                       (280,617)     318,885
- --------------------------------------------------------------------------------------------------------------
Financing    Net decrease in demand, interest checking, money market
Activities     and regular savings deposits                                         (374,082)    (362,698)
             Net increase (decrease) in certificates of deposit                     (243,029)      51,087
             Net increase (decrease) in short-term borrowings                      1,071,212      (14,249)
             Proceeds from issuance of long-term debt                                     63        1,237
             Principal payments on long-term debt                                    (27,948)     (40,473)
             Cash dividends paid                                                     (41,896)     (34,332)
             Common stock purchased and retired                                      (53,874)     (61,289)
             Proceeds from the issuance of common stock                               25,308       17,509
             Other, net                                                                  (86)      23,625
- --------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by financing activities                        355,668     (419,583)
- --------------------------------------------------------------------------------------------------------------
Cash And     Decrease in cash and cash equivalents                                  (318,323)    (114,510)
Cash         Cash and cash equivalents at beginning of year                        1,084,047      930,599
             -------------------------------------------------------------------------------------------------
Equivalents  Cash and cash equivalents at end of quarter                          $  765,724    $ 816,089
==============================================================================================================


Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries



Dollars in thousands                                         Shareholders' Equity    Shares of Common Stock

                                                               1996         1995          1996          1995
Balance, April 1                                            $1,439,616   $1,388,372    42,971,213    43,586,369
Net Income                                                      56,730       51,765             -             -
Cash dividends declared on common stock                        (22,416)     (18,068)            -             -
Change in net unrealized gain or loss on securities
  available for sale                                           (27,566)      14,116             -             -
Common stock purchased and retired                             (24,773)     (36,807)     (445,500)     (807,000)
Common stock issued:
  For acquisition of financial institutions                          -           17             -           393
  For dividend reinvestment plan                                 4,667        3,435        87,209        80,618
  For other stock compensation plans                               847          295        17,185         6,627
  Upon exercise of stock options (including tax benefit
    of $1,248 in 1996; $513 in 1995)                             4,049        1,617       137,944        58,178
- ----------------------------------------------------------------------------------------------------------------
Balance, June 30                                            $1,431,154   $1,404,742    42,768,051    42,925,185
================================================================================================================
Balance, January 1                                          $1,451,397   $1,295,159    42,809,761    42,509,900
Net Income                                                     112,152      101,424             -             -
Cash dividends declared on common stock                        (41,896)     (34,332)            -             -
Change in net unrealized gain or loss on securities
  available for sale                                           (62,812)      33,264             -             -
Common stock purchased and retired                             (53,874)     (61,289)     (955,500)   (1,394,200)
Cash paid in lieu of fractional shares                             (86)           -        (1,484)            -
Common stock issued:
  For acquisition of financial institutions                          -       52,634             -     1,317,789
  For dividend reinvestment plan                                 8,821        6,391       162,678       155,701
  For thrift and profit sharing plan                             6,300        8,263       110,526       207,272
  For other stock compensation plans                               965          373        19,313         8,694
  Upon exercise of stock options (including tax benefit
    of $5,621 in 1996; $759 in 1995)                            10,187        2,855       622,757       120,029
- ----------------------------------------------------------------------------------------------------------------
Balance, June 30                                            $1,431,154   $1,404,742    42,768,051    42,925,185
================================================================================================================


See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1)  General

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1996 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1995 Annual Report and Form 10-K and the Corporation's First Quarter 1996 Financial Supplement and Form 10-Q.

   On December 31, 1995 Crestar Financial Corporation (Crestar) merged with Loyola Capital Corporation (Loyola), a Maryland savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the three months and six months ended June 30, 1995 have been restated to include the combined results of Crestar and Loyola.

   On June 6, 1996 Crestar completed its previously announced acquisition of approximately $150 million in deposits, plus selected loans, of ten branches of Mellon Bank (MD), a bank operating in the Maryland suburbs of the Washington, DC area. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired branches were included in the accompanying consolidated financial statements since the acquisition date. Such results of operations for the periods prior to the acquisition date were not material to the results of operations of Crestar. The excess of cost over the estimated fair value of the tangible assets and liabilities acquired was recorded as an intangible asset of $10.2 million on the accompanying consolidated balance sheet.

   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $187,551,000 and $163,766,000 at June 30, 1996 and 1995,
respectively, and favorable lease rights of $455,000 and $528,000, respectively.

   Capitalized mortgage servicing rights of $42,123,000 and $23,555,000 at June 30, 1996 and 1995, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $23 million were purchased or originated during the first six months of 1996. At June 30, 1996 and 1995, mortgage servicing rights were net of a related valuation allowance of $305,000 and $213,000, respectively. The activity in such valuation allowance was not material to the consolidated financial statements for the three months and six months ended June 30, 1996. The fair value of capitalized mortgage servicing rights was approximately $53 million at June 30, 1996. Such fair value was estimated using a discounted cash flow method, with discount rates based on secondary market sources, adjusted for prepayment estimates and differences in servicing and credit costs. Amortization of capitalized mortgage servicing rights was $3.5 million for the first six months of 1996.

(2)  Securities Held To Maturity

The amortized cost (carrying values) and estimated market values of securities held to maturity at June 30 follow:


- -----------------------------------------------------------------------------------------------
In thousands                                              1996                   1995

                                                 Amortized    Market    Amortized     Market
                                                    Cost      Value       Cost        Value
U.S. Treasury and Federal agencies               $     -    $     -    $   61,360    $   60,106
Mortgage-backed obligations of Federal agencies   20,133     21,025       777,854       769,655
Other taxable securities                           2,250      2,250       190,576       188,108
States and political subdivisions                 53,214     53,637        64,153        64,784
- -----------------------------------------------------------------------------------------------
  Total securities held to maturity              $75,597    $76,912    $1,093,943    $1,082,653
===============================================================================================

(3)  Securities Available For Sale

The amortized cost and estimated market values (carrying values) of securities available for sale at June 30 follow:


- ------------------------------------------------------------------------------------------------
In thousands                                             1996                      1995

                                                 Amortized     Market     Amortized     Market
                                                     Cost      Value        Cost        Value
U.S. Treasury and Federal agencies               $  393,683  $  385,908  $  332,478  $  330,322
Mortgage-backed obligations of Federal agencies   2,331,014   2,263,938     782,352     779,250
Other taxable securities                            615,488     609,783     277,517     277,344
Common and preferred stocks                         171,260     171,185     131,903     132,214
- ------------------------------------------------------------------------------------------------
  Total securities available for sale            $3,511,445  $3,430,814  $1,524,250  $1,519,130
================================================================================================

At June 30, 1996, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge, in a rising interest rate environment, the market value of fixed rate securities available for sale. The interest rate caps, which have a notional balance of $1.55 billion, have a cost basis of $19.5 million and a market value of $20.2 million at June 30, 1996. The cost basis of the interest rate caps is being amortized on a straight-line basis, over the life of the cap, as a reduction of interest income on securities available for sale.

(4)  Money Market Investments
Money market investments at June 30 included:

- ------------------------------------------------------------------------------
In thousands                                               1996        1995
Federal funds sold                                       $194,279    $351,500
Securities purchased under agreements to resell           610,000     210,000
Time deposits                                              75,030          30
U.S. Treasury                                              10,838       7,550
Trading account securities                                  1,555       4,195
Other                                                      14,250          97
- ------------------------------------------------------------------------------
  Total money market investments                         $905,952    $573,372
==============================================================================

(5)  Nonperforming Assets And Impaired Loans

Nonperforming assets at June 30 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more not shown below totaled $56.5 million and $38.8 million at June 30, 1996 and 1995, respectively.

- -----------------------------------------------------------------------------
In thousands                                               1996        1995
Nonaccrual loans                                         $74,363     $75,935
Restructured loans                                             -       1,455
- -----------------------------------------------------------------------------
  Total nonperforming loans                               74,363      77,390
Foreclosed properties - net                               14,390      20,318
- -----------------------------------------------------------------------------
  Total nonperforming assets                             $88,753     $97,708
=============================================================================

Non-cash additions to foreclosed properties were $5.7 million and $4.5 million in the first six months of 1996 and 1995, respectively. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and the allocated valuation allowances at June 30 were:

- --------------------------------------------------------------------------------
In thousands                               1996                   1995
                                      Loan    Valuation      Loan     Valuation
                                     Balance  Allowance     Balance   Allowance

Impaired with valuation allowance    $33,510     $6,050     $39,030      $5,100
Impaired without valuation allowance       -          -           -           -
- --------------------------------------------------------------------------------
  Total impaired loans               $33,510     $6,050     $39,030      $5,100
================================================================================

Collateral dependent loans, which were measured solely by the fair value of the collateral, constituted $27.6 million or 82% of impaired loans at June 30, 1996. The remaining impaired loans of $5.9 million were measured based on the present value of expected cash flows. The allocated valuation allowance for impaired loans and activity related thereto is included in the allowance for loan losses. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis for the six months ended June 30 were:

- -------------------------------------------------------------------------------
In thousands                                                    1996      1995
Average recorded investment in impaired loans                $31,180   $40,050
Interest income recognized during impairment                       -         -
Interest income recognized on a cash basis during impairment       -         -
===============================================================================

(6)  Allowance For Loan Losses

Transactions in the allowance for loan losses for the three months and six months ended June 30 were:



===============================================================================================
In thousands                                           Three Months             Six Months
                                                      1996       1995        1996        1995
Beginning balance                                   $238,847   $236,498    $240,285    $232,922
- -----------------------------------------------------------------------------------------------
Charge-offs                                          (31,709)   (18,978)    (59,429)    (38,638)
Recoveries                                             7,882      6,636      14,252      13,940
- -----------------------------------------------------------------------------------------------
  Net charge-offs                                    (23,827)   (12,342)    (45,177)    (24,698)
Provision for loan losses                             22,500     13,736      42,800      24,037
Allowance from acquisitions and other activity - net    (500)      (175)       (888)      5,456
- -----------------------------------------------------------------------------------------------
  Net increase (decrease)                             (1,827)     1,219      (3,265)      4,795
- -----------------------------------------------------------------------------------------------
Ending balance                                      $237,020   $237,717    $237,020    $237,717
===============================================================================================


(7)  Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the three months and six months ended June 30 were:


- ----------------------------------------------------------------------------------------
In thousands                                     Three Months            Six Months
                                                1996       1995        1996      1995
Beginning balance                             $7,019    $17,438      $7,512     $16,188
- ----------------------------------------------------------------------------------------
Provision for foreclosed properties             (450)       198        (450)         16
Write-downs                                     (119)    (5,536)       (141)     (7,298)
Allowance from acquisitions - net                  -       (500)       (471)      2,694
- ----------------------------------------------------------------------------------------
  Net decrease                                  (569)    (5,838)     (1,062)     (4,588)
- ----------------------------------------------------------------------------------------
Ending balance                                $6,450    $11,600      $6,450     $11,600
========================================================================================

(8)  Short-Term Borrowings

Short-term borrowings, exclusive of deposits, with maturities of less than one year at June 30 were:

==============================================================================
In thousands                                             1996          1995
Federal funds purchased                               $2,089,420    $  881,562
Securities sold under repurchase agreements              338,175       471,396
Federal Home Loan Bank borrowings                        640,000       391,200
Notes payable                                            174,720       149,953
Other                                                      3,035         1,954
- ------------------------------------------------------------------------------
  Total short-term borrowings                         $3,245,350    $1,896,065
==============================================================================

The Corporation paid $251,742,000 and $245,222,000 in interest on deposits and short-term borrowings in the first six months of 1996 and 1995, respectively.

(9)  Long-Term Debt
Long-term debt at June 30 included:


- -------------------------------------------------------------------------------------------------
In thousands                                                                 1996          1995
4 3/8-7 3/8% Federal Home Loan Bank obligations payable through 2015         $345,272    $339,959
8 3/4% Subordinated notes due 2004                                            149,674     149,634
8 1/4% Subordinated notes due 2002                                            125,000     125,000
8 5/8% Subordinated notes due 1998                                             49,981      49,971
7 7/8-11 1/4% Collateralized mortgage obligation bonds maturing through 2019   16,734      30,174
7-8 1/4% Mortgage indebtedness maturing through 2009                            8,981       9,742
8 5/8-14 3/8% Capital lease obligations maturing through 2006                   1,055       1,215
- -------------------------------------------------------------------------------------------------
  Total long-term debt                                                       $696,697    $705,695
=================================================================================================

The Corporation paid $25,677,000 and $24,417,000 in interest on long-term debt in the first six months of 1996 and 1995, respectively. There were no new capital lease agreements in the second quarter of 1996.

(10)  Income Taxes

The current and deferred components of income tax expense allocated to continuing operations for the three months and six months ended June 30 in the accompanying consolidated statements of income were:


=======================================================================================
In thousands                                    Three Months             Six Months
                                                1996       1995        1996        1995
Current:
  Federal                                    $26,309    $20,754     $53,629     $43,485
  State and local                                837      1,157       2,418       2,988
- ---------------------------------------------------------------------------------------
    Total current tax expense                 27,146     21,911      56,047      46,473
- ---------------------------------------------------------------------------------------
Deferred:
  Federal                                      3,879      4,105       5,777       6,120
  State and local                              1,292        242       1,614          63
- ---------------------------------------------------------------------------------------
    Total deferred tax expense                 5,171      4,347       7,391       6,183
- ---------------------------------------------------------------------------------------
Total income tax expense                     $32,317    $26,258     $63,438     $52,656
=======================================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and six months ended June 30 were:


==========================================================================================
In thousands                                      Three Months             Six Months

                                                1996       1995        1996        1995
Income before income taxes                    $89,047    $78,023    $175,590    $154,080
Tax expense at statutory rate                  31,167     27,308      61,457      53,928
- ------------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends            (1,607)    (1,916)     (3,252)     (3,865)
  Nondeductible interest expense                  181        166         344         314
  Amortization of goodwill                      1,004        930       2,007       1,640
  State income taxes                            1,384        911       2,621       1,984
  Other - net                                     188     (1,141)        261      (1,345)
- ------------------------------------------------------------------------------------------
    Total increase (decrease) in taxes          1,150     (1,050)      1,981      (1,272)
- ------------------------------------------------------------------------------------------
Total income tax expense                      $32,317    $26,258    $ 63,438    $ 52,656
- ------------------------------------------------------------------------------------------
Effective tax rate                               36.3%      33.7%       36.1%       34.2%
==========================================================================================

The Corporation made income tax payments of $62,462,000 and $49,287,000 during the first six months of 1996 and 1995, respectively. At June 30, 1996, the Corporation had a net deferred income tax asset of $113,033,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

(11)  Commitments and Contingencies

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, swaps and forward contracts.

   Legally binding, unfunded commitments to extend credit were $6.9 billion at June 30, 1996. Standby letters of credit, which are conditional commitments to extend credit, were $408 million at June 30, 1996.

   Recourse obligations on mortgage loans serviced of $1.4 billion at June 30, 1996 include $152 million of contractual recourse liability accepted by Crestar on mortgage loan sales to the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). Crestar maintained an allowance included in other liabilities of $306,000 at June 30, 1996 based on estimates of future losses on this contractual recourse liability. The remaining notional balance of recourse obligations of $1.3 billion results from the origination and acquisition by Crestar of mortgage servicing rights on Federal Housing Association and Veterans' Association loans, which are serviced under programs of the Government National Mortgage Association. Approximately $896 million of this notional balance was insured by agencies of the Federal government or private insurance companies at June 30, 1996.

   As hedges against interest rate risk at June 30, 1996 Crestar was participating in interest rate (fixed receive) swaps of $1.4 billion (notional balance), of which $950 million, $250 million and $200 million were used to convert floating rate commercial, instalment and real estate mortgage loans, respectively, to fixed rates. Unrealized gross losses on such swaps were $22.3 million at June 30, 1996. Crestar also had interest rate cap agreements outstanding at June 30, 1996, $1.55 billion (notional balance) of which was used to hedge, in a rising interest rate environment, the market value of fixed rate securities available for sale. The remaining $40 million was used to minimize interest rate risk associated with rising rates on floating rate money market deposits. Unrealized gross gains and gross losses on such caps were $2.2 million and $1.3 million, respectively, at June 30, 1996. As a financial intermediary, Crestar had $112.2 million in offsetting swap, $50 million in offsetting cap and $40.8 million in offsetting collar agreements at June 30, 1996.

   The notional amount of these over-the-counter traded interest rate swaps, caps and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost (any unrealized gain plus accrued receivable) of approximately $21.9 million, less collateral held of approximately $10.9 million, plus an amount for additional market movement. Four counterparties constituted 16%, 14%, 12% and 10% of the estimated credit and market exposure of $139.3 million at June 30, 1996.

   Crestar had forward agreements of $1.01 billion outstanding at June 30, 1996 which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

   Legislative efforts to resolve the undercapitalization of the Savings Association Insurance Fund (SAIF) of the FDIC, and the disparity in deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund (BIF), may result in a one-time special assessment on SAIF-insured deposits. Earnings in 1996 may be impacted if a legislatively proposed one-time assessment of approximately 75 basis points (0.75%) on SAIF-insured deposits is enacted. Any one-time assessment on SAIF-insured deposits would impact each of Crestar's three bank subsidiaries and one savings bank subsidiary. Approximately 45% of Crestar's current deposit base is SAIF-insured. A 75 basis point assessment, on an after-tax basis, would result in a one-time charge to Crestar of approximately $24 million. As a consequence of the one-time assessment, future earnings would likely be augmented by a reduction in ongoing SAIF assessment rates. The estimated $24 million charge for Crestar reflects a possible 20% reduction in the assessments on certain SAIF-insured deposits (known as Oakar deposits) acquired by banks in thrift acquisitions. Crestar would accrue such a liability if and when such legislation is enacted into law.

   Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that such matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

Financial Commentary
Crestar Financial Corporation And Subsidiaries

Overview
(Tables 1, 2 and 14)
Crestar Financial Corporation (Crestar) reported record net income of $56.7 million for the quarter ended June 30, 1996, an increase of $5.0 million or 10% over net income earned in the second quarter of 1995. For the first six months, earnings were $112.2 million in 1996, an increase of 11% from the $101.4 million earned in 1995. These increases reflect the continued positive effects of growth in earning assets and noninterest income, and management of controllable expenses. Earnings per common share were $1.31 for the second quarter of 1996, compared to $1.18 in 1995. For the first six months of 1996, earnings per common share were $2.58, an increase of 11% from the $2.32 per share recorded in the first six months of 1995. The predominant items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes. On December 31, 1995 Crestar merged with Loyola Capital Corporation (Loyola), a Maryland savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the first six months of 1995, have been restated to include the combined results of Crestar and Loyola. Crestar's net income for the fourth quarter of 1995 was reduced by $29.3 million in one-time merger expenses associated with the merger with Loyola. Excluding the non-recurring charges, net income for the fourth quarter of 1995 was $55.6 million, or $1.28 per share.

   Crestar's subsidiaries provide banking and non-banking services throughout Virginia, Maryland and Washington, D.C., which compose Crestar's primary market area. This market is characterized as economically diverse. Crestar's market area is also characterized by active competition in all principal areas where the Corporation provides services. In addition to banks, other firms competing in the market area include savings associations, consumer finance companies, national credit card companies, securities brokerage firms, credit unions and mortgage banking companies.

Mergers And Acquisitions
On June 6, 1996 Crestar completed the previously announced purchase of the deposits and customer accounts, plus selected loans, of ten branches of Mellon Bank (MD), a bank operating in the Maryland suburbs of the metropolitan Washington, DC area. The purchase added approximately $150 million in deposits to Crestar's Maryland bank subsidiary. Also during the second quarter, Crestar Mortgage Corporation completed its purchase of Ryland Funding Group, a wholesale mortgage banker operating four loan production offices.

Profitability Measures And Capital Resources
(Table 1)
Increased earnings in both the second quarter and the first six months of 1996 resulted in improvements in key profitability measures over 1995. Return on average assets was 1.28% in the second quarter and for the first six months of 1996, compared to 1.25% and 1.23%, respectively, for 1995. Return on average equity was 16.03% for the second quarter of 1996, compared to 14.98% for the second quarter of 1995. For the first six months of 1996, return on average equity was 15.72%, compared to 14.89% for the first six months of the previous year.

   Average equity to assets of 8.01% for the second quarter of 1996 compared to 8.36% in the second quarter of 1995. Average equity to assets for the first six months of 1996 was 8.16%, compared to 8.29% for the same period of 1995. Period-end equity to assets was 7.74% at June 30, 1996 compared to a June 30, 1995 ratio of 8.16%.

   Risk-based capital ratios are another measure of capital adequacy. At June 30, 1996, Crestar's consolidated risk-adjusted capital ratios were 8.8% for Tier 1 and 12.0% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.4% at June 30, 1996 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 6.8% at June 30, 1996. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks as well as Crestar's savings bank subsidiary were considered "well-capitalized" as of June 30, 1996, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments. At June 30, 1996, approximately 55% of Crestar's deposits were insured by the Bank Insurance Fund (BIF) of the FDIC, with the remainder insured by the Savings Association Insurance Fund (SAIF) of the FDIC.

Net Interest Margin And Net Interest Income
(Tables 3 and 15)
Crestar's net interest margin for the second quarter of 1996 was 4.68%, an improvement of 7 basis points from the margin recorded in the second quarter of 1995. The improvement was due to favorable changes in rates paid on funding sources, yields on loan and securities portfolios, and in interest income arising from off-balance sheet hedge transactions. These factors served to offset the impact of unfavorable changes in the composition of earning assets and funding sources.

   Positive influences on the second quarter 1996 margin include favorable changes in the average rates paid on interest bearing deposits and other sources of funds. Rates on interest-bearing demand deposits were 2.88% during the second quarter of 1996, down 38 basis points from the second quarter of 1995. Average rates paid on regular savings deposits also decreased, from 2.83% in the second quarter of 1995 to 2.54% in the second quarter of 1996. While rates paid on domestic time deposits edged up, from 5.12% in the second quarter of 1995 to 5.20% in the second quarter of 1996, the average rate paid on total savings and time deposits fell from 3.94% to 3.76% during this time period. Yields on short-term borrowings and long-term debt also declined from the levels of second quarter 1995. The average rate paid on Crestar's total sources of funds in the second quarter of 1996 was 3.56%, reflecting a decline of 16 basis points from the same period of 1995.

   The yield on average loans increased 8 basis points from the second quarter of 1995, to 8.89%. Average rates on bank card loans increased from 11.36% in the second quarter of 1995 to 12.51% in the second quarter of 1996, in part due to the expiration of low introductory loan interest rates on selected bank card accounts. Yields on real estate-income property loans also increased from second quarter 1995 results, while other loan categories displayed stable or lower yields. Despite a lower interest rate environment in the second quarter of 1996, the average yield on loan balances outstanding increased slightly, from 8.81% in the second quarter of 1995 to 8.89% in the second quarter of 1996, due primarily to the bank card loan portfolio.

   Higher average yields on securities available for sale, which were 6.41% in second quarter 1996 versus 6.27% in the same period of 1995, further benefited Crestar's net interest margin. Average yields also increased on the smaller securities held to maturity portfolio. Yields on money market investments were 5.30% for the second quarter of 1996 versus 6.14% for the second quarter of 1995, in part reflecting a lower average federal funds rate on overnight deposits. In total, interest rate spreads had a positive impact of 14 basis points on Crestar's second quarter 1996 net interest margin, when compared to the second quarter of 1995.

   Changes in the earning asset mix decreased the second quarter 1996 net interest margin by approximately 8 basis points when compared to the second quarter of 1995. Loans as a percentage of total earning assets decreased from an average of 79% during the second quarter of 1995 to 72% for the same period of 1996. Average total loans were $11.5 billion during the second quarter of 1996, compared to $11.7 billion during the second quarter of 1995. Average bank card loans experienced a slight decline during the second quarter as marketing efforts for these accounts were curtailed pending a reassessment of credit and charge-off experience and trends. Average consumer real estate loans were down $621 million, or 17%, from second quarter 1995, with average instalment loan balances increasing by $401 million or 17% during this period. Reductions in consumer real estate mortgage loans reflect efforts to rebalance the Corporation's loan portfolio, through selected sales of residential mortgage loans, following the 1995 acquisitions of several savings and loan institutions. Average business loans for the second quarter were relatively unchanged from prior year balances. Average money market investments decreased, from $321 million in the second quarter of 1995 to $298 million for the same quarter of 1996. Significant increases in average balances of mortgage loans held for sale reflect higher mortgage origination volumes in Crestar's mortgage banking subsidiary. Average balances in the second quarter of 1996 were $864 million, representing 5% of average total earning assets during this period. Average balances during the second quarter of 1995 were $294 million.

   With regards to funding sources, interest-bearing deposits represented 65% of total funding sources in the second quarter of 1996, versus 70% of funding sources in the same period of 1995. Increased competitive pricing for deposits among financial institutions resulted in decreases in average balances for regular savings deposits and domestic time deposits, with average total deposits experiencing an increase of $180 million, or 1%, from the second quarter of 1995. Average balances of short-term borrowings increased by $914 million during this same time period. When coupled with the impact of changes to Crestar's earning asset mix, this resulted in a net 17 basis point decrease in the second quarter 1996 net interest margin, versus the second quarter of 1995, arising from changes in Crestar's total balance sheet mix.

   Off-balance sheet hedge transactions made a positive contribution to net interest income of $1.1 million during the second quarter of 1996, which was composed of a $1.1 million increase in interest income and a negligible decrease in interest expense, based on the underlying asset or liability being hedged. In the second quarter of 1995 the comparable impact of hedging activity was a decrease of $1.6 million to Crestar's net interest income, which consisted of a $1.5 million decrease in interest income and a $0.1 million increase in interest expense. In comparison to second quarter 1995, such off-balance sheet transactions had a positive impact of 9 basis points on second quarter 1996's net interest margin, partially offsetting the unfavorable impact on Crestar's net interest margin of 17 basis points from changes in balance sheet mix. The impact of nonperforming assets on second quarter 1996's net interest margin, in comparison to the same period of 1995, was not significant.

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

   As a result of the 7 basis point increase in the net interest margin and a 7% increase in average earning assets, net interest income for the second quarter of 1996 increased by $13.5 million, or 8% over the second quarter of 1995. Tax-equivalent net interest income similarly increased by 8% during this period.

   For the first six months, tax equivalent net interest income increased 6% over 1995 as a result of a 4 basis point increase in the net interest margin and a 6% increase in average earning assets. Factors contributing to the increased year-to-date margin mirror those previously discussed. Changes to the earning asset mix for the year-to-date period had an unfavorable impact of 2 basis points, while changes to the funding mix resulted in a 6 basis point negative impact to the year-to-date margin. Favorable interest rate spreads for the comparable six month period increased net interest margin by 3 basis points. Off-balance sheet hedge transactions had a positive impact on the margin, in comparison to year-to-date 1995 results, of approximately 7 basis points. Off-balance sheet hedge transactions made a positive contribution to net interest income of $1.8 million during the first six months of 1996, which was composed of $1.8 million increase in interest income and a negligible decrease in interest expense, based on the underlying asset or liability being hedged. In the first six months of 1995 the comparable impact of hedging activity was a decrease to Crestar's net interest income of $3.2 million, which consisted of a $3.1 million decrease in interest income and a $0.1 million increase in interest expense. Other positive factors, impacting the margin by approximately one basis point each, were lower levels of nonperforming assets and increases in the amortization of loan fees recognized as interest income.

Risk Exposures And Credit Quality
(Tables 4 - 7)
Crestar's financial condition as of the end of the second quarter of 1996 exhibited strong overall credit quality. The allowance for loan losses was $237 million at June 30, 1996, representing 2.08% of period-end loans, 267% of period-end nonperforming assets, and a 319% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $56.5 million at June 30, 1996, with consumer loans representing 93% of this balance.

   At June 30, 1996, nonperforming assets of $88.8 million were down $9.0 million or 9% from June 30, 1995, and down $4.6 million from December 31, 1995. The ratio of nonperforming assets to loans and foreclosed properties at June 30, 1996 was 0.78%, compared to 0.79% at December 31, 1995 and 0.82% at June 30, 1995. Based on current portfolio trends, and barring an unexpected deterioration in the economy, management does not expect the ratio of nonperforming assets to loans and foreclosed properties to change significantly during the remainder of 1996. However, interim periods in 1996 could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, and the impact of fluctuating interest rates on borrowers and other credit risk factors inherent with commercial and consumer lending.

   The provision for loan losses was $22.5 million for the second quarter of 1996, an increase of $8.8 million from the $13.7 million provision expense recorded in the second quarter of 1995. Provision expense in the first quarter of 1996 was $20.3 million. Net charge-offs totaled $23.8 million in the second quarter of 1996, compared to $12.3 million in the comparable period of 1995. Net charge-offs as a percentage of average loans were 0.83% for the second quarter of 1996, compared to 0.42% in the same period of 1995, and 0.74% for the first quarter of 1996. Business loans experienced net recoveries of $1.3 million in the second quarter of 1996, compared to net recoveries of $705 thousand in the comparable quarter of 1995. Consumer loan net charge-offs totaled $25.1 million in the second quarter of 1996, compared to net charge-offs of $23.3 million in the first quarter of 1996 and $13.0 million in the second quarter of 1995.

   The largest proportion of net loan charge-offs during the second quarter of 1996, and for the first six months of 1996, occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $20.2 million in the second quarter of 1996, compared to $18.0 million in the first quarter of 1996 and $12.2 million in 1995's second quarter. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 5.23% in the second quarter of 1996, 4.42% for the first quarter of 1996, and 3.11% in the second quarter of 1995. A primary reason for the increase in net bank card loan charge-offs is the significant growth of Crestar's bank card portfolio experienced during 1993 through 1995. In addition, increases in the net bank card loan charge-off ratio (net bank card loan charge-offs as a percentage of average bank card loans) reflect an industry-wide trend of adverse payment performance by consumers, as evidenced by a nationwide rise in consumer loan delinquencies and bankruptcies. Crestar's recent bank card loan charge-off experience is similar to industry-wide averages.

   The delinquency and loss characteristics of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. Crestar's bank card outstandings, which experienced considerable growth from 1993 through mid-1995, have experienced higher net charge-off levels as the newer portfolios have "seasoned." Higher net charge-offs were also recorded in the consumer instalment loan portfolio in the second quarter of 1996 compared to the second quarter of 1995, while residential real estate net charge-offs declined. Crestar believes that in the current economic environment the ratio of net charge-offs to average total loans for the full year 1996 will increase from the level achieved during the full year of 1995, when net charge-offs averaged 0.52% of average loans. This expectation recognizes that a sizable percentage of Crestar's consumer loans, particularly in the bank card loan portfolio, is reaching an average maturity that should see loss rates peak. This expectation is based upon assumptions regarding the general economic climate in Crestar's principal markets, the performance characteristics of the loan portfolio, and moderate growth in consumer loan portfolios. Changes in these conditions may produce different results.

   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). As shown in Table 4, REDI outstanding balances have remained relatively stable and totaled $1.2 billion at June 30, 1996. This balance represented 11% of the total loan portfolio at that date. At year-end 1995, REDI loan balances also constituted 11% of the total loan portfolio. REDI nonperforming assets were $47.5 million at June 30, 1996, compared to $50.1 million at December 31, 1995. Table 5 provides the property type and geographic diversification of the current REDI portfolio.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans, not included in Table 7, totaled approximately $148 million at June 30, 1996. Approximately 90% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $182 million at March 31, 1996 and $202 million at June 30, 1995. Fluctuations in potential problem loans balances from quarter to quarter should be viewed in the context of the size of Crestar's total loan portfolio, which was $11.4 billion at June 30, 1996.

Noninterest Income And Expense
(Table 8)
Noninterest income totaled $86.1 million in the second quarter of 1996, a $13.3 million or 18% increase over the second quarter period of 1995. Excluding securities gains and losses, noninterest income increased $11.9 million or 16% over second quarter 1995 results. This increase reflects growth in most noninterest income categories, with an especially strong increase in mortgage origination income. Reflecting increased merchant fee volume, bank card-related fee income increased by $0.6 million, or 5%, in comparison to the second quarter of 1995. Trust and investment advisory income increased 6% from second quarter 1995 levels, while service charges on deposit accounts increased 5% in comparison to the second quarter of 1995. Mortgage origination income for the second quarter of 1996 totaled $10.0 million, or $7.9 million higher than the results reported in the second quarter of 1995. These results for the second quarter of 1996 reflect a higher level of gains recorded on the sale of mortgage loans originated through Crestar's mortgage banking operations. Mortgage servicing income increased 4% during the quarter. Gains on sale of mortgage servicing rights totaled $750 thousand in the second quarter of 1996, while there were no such sales in the second quarter of 1995. During the second quarter of 1995, Crestar recorded a gain of $4.3 million from the annuitization of certain pension obligations. This gain is included in "Other income" on the consolidated statement of income. Miscellaneous noninterest income increased by $4.7 million over the second quarter of 1995. Gains recorded on the sale of selected consumer real estate mortgage loans totaled $2.8 million in the second quarter of 1996, versus $1.1 million in the second quarter of 1995. Miscellaneous noninterest income categories experiencing increases in comparison to the second quarter of 1995 include mutual fund income and brokerage fees.

   Noninterest expense increased $7.0 million, or 5%, in the second quarter of 1996 when compared to the same period of 1995. Excluding foreclosed properties expense, noninterest expense increased 4% in the second quarter of 1996, versus the second quarter of 1995. Total personnel costs, Crestar's largest expense category, were $87.2 million in the three month period ended June 30, 1996, an increase of 5% in comparison to the same period of 1995. A significant portion of this increase is due to higher commission levels arising from growth in mortgage origination revenue. Management continues to emphasize prudent control of noninterest expenses and assimilation of acquisitions in a cost-effective manner. Decreases in FDIC insurance premium rates, instituted in the third quarter of 1995 for most bank depository accounts, resulted in lower FDIC premium expense compared to second quarter 1995 results.

   Foreclosed properties expense for the quarter ended June 30, 1996 was $0.3 million, compared to a net recovery of $81 thousand in the quarter ended June 30, 1995. For the six month period ended June 30, 1996, foreclosed properties expense was a net recovery of $1.0 million, compared to a net recovery of $1.5 million for the first six month of 1995. The net recoveries are primarily a result of gains recorded from sales of properties exceeding foreclosed property operating expenses during the periods presented.

   The effective tax rate for second quarter and first six months of 1996 was 36.3% and 36.1%, respectively, compared to 33.7% and 34.2% for the comparable periods of 1995. Reduced proportions of tax-exempt interest and dividends, increased provisions for state income taxes and higher levels of nondeductible goodwill contributed to the higher effective tax rates for 1996. Financial statement note 10 contains additional information concerning income taxes.

Financial Condition
(Table 9)
Crestar's assets totaled $18.5 billion at June 30, 1996, compared to $18.3 billion in assets at December 31, 1995, and $17.2 billion at June 30, 1995. The increase from June 30, 1995 is primarily due to an increase in the Corporation's holdings of securities available for sale, and in short-term borrowings. Loans net of unearned income totaled $11.4 billion at June 30, 1996, compared to $11.8 billion at year-end 1995. Total deposits were $12.8 billion at June 30, 1996 compared to $13.3 billion at December 31, 1995. Total deposits were down slightly from year-end 1995, as increased competition for deposits resulted in declines in some deposit categories, including interest bearing demand deposits. The consolidation of certain branches acquired in the December 31, 1995 merger with Loyola has also resulted in declines in some deposit balances.

   In the fourth quarter of 1995, Crestar transferred selected securities from the held to maturity portfolio to the available for sale securities portfolio.

At the time of transfer, the securities reclassified had a fair market value of approximately $963 million. The transfer further strengthened the liquidity position of Crestar by increasing the balance of securities available for sale. With respect to the securities held to maturity portfolio, market value exceeded the carrying value at June 30, 1996 by $1.3 million, consisting of $1.9 million in unrealized gains and $0.6 million in unrealized losses. At June 30, 1996, the amortized cost of securities available for sale exceeded the fair value of such securities by $80.6 million, consisting of approximately $4.1 million in unrealized gains and approximately $84.7 million in unrealized losses. Shareholders' equity at June 30, 1996 reflects a $51.7 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to an increase of $11.1 million at December 31, 1995 arising from net unrealized gains on securities available for sale. At June 30, 1995, Crestar's shareholders' equity reflected a $3.3 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and purchases, sales, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on the future operating results or liquidity of Crestar. However, no assurance can be given as to the future direction or volatility of interest rates.

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

   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. The "Other taxable securities" classification of Crestar's securities available for sale portfolio (see footnote 3 to the consolidated financial statements) at June 30, 1996 is primarily composed of CMO securities with a fair value of approximately $309 million, and pass-through securities backed by credit card receivables of approximately $74 million (fair value).

   During the second quarter of 1996, Crestar sold approximately $536 million of securities classified as available for sale, generating securities gains of $288 thousand. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation.

   On July 11, 1996 Crestar's Board of Directors approved the purchase on the open market of up to 3.4 million shares of the Corporation's outstanding common stock over the course of the following 18 months. The authorization to purchase up to 3.4 million shares, which is approximately 8 percent of current outstanding shares, is in addition to the authorization approved by the Board in April of this year to purchase up to 1.0 million common shares to meet the recurring needs of Crestar's dividend reinvestment plan, thrift and profit sharing plan and other employee benefit plans. During the second quarter of this year, Crestar purchased and retired 445,500 shares of common stock, and has purchased and retired 955,500 shares of common stock during the first six months of 1996. Purchases during the second quarter of 1996 were made at an average price of $55.61 per common share. As a result of the July 11, 1996 resolution, Crestar had a remaining authorization to purchase and retire up to 4.0 million shares of common stock, which was composed of the July authorization for 3.4 million shares coupled with a remaining authorization of 0.6 million shares from the Board's April authorization.

   During the second quarter, Crestar announced a common stock dividend increase to $.52 per share, effective with the dividend disbursed on May 21, 1996. This represented a 15.6% increase over the previous quarterly rate of $.45 per share.

Liquidity And Interest Sensitivity
(Tables 10 - 13)
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities and customer needs. General strategies to accomplish these objectives include maintaining a strong balance sheet, maintaining adequate core deposit levels, taking an acceptable level of interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 60% of total funding sources at June 30, 1996, compared to 67% of total funding sources at June 30, 1995. As an additional indication of adequate liquidity, securities available for sale represented 20%, and money market investments represented 5%, of Crestar's total earning assets at June 30, 1996.

   Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committee. The committee establishes limits on the net interest income at risk for the current planning period, generally either the current calendar year or the remainder of the current year plus the next calendar year. The level of exposure taken is based on an assessment of the market environment, and will vary from period to period.

   The primary tool used by ALCO in assessing interest rate exposure is net interest income and net income simulations. The committee establishes limits on net interest income at risk for a twenty-four month period. A 9 to 24 month net interest income forecast is prepared regularly based on a consensus interest rate forecast, in addition to numerous high and low interest rate scenarios of up to and including 300 basis points from current interest rates. The time period evaluated is linked to the current planning horizon. The various interest rate scenarios represent a reasonable range of interest rates. By its nature the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and spreads. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the assumed effects of interest rate caps and floors, and variances in the level of prepayment rates on loans and securities as a function of interest rates. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. At June 30, 1996, Crestar's projected after-tax net income under the consensus interest rate scenario for the remainder of 1996 would decrease by 5.0% in a high rate scenario and by 1.9% in a low interest rate scenario. These projections were well within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment, under the high, low and consensus interest rate scenarios.

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

   Another interest rate risk tool used by Crestar is the interest rate "gap", or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 10, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1996. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $3.6 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

   In addition to the traditional gap measurement presentation, Table 10 also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of the Corporation's commercial demand deposit balances to the level of interest rates. This adjustment, based on historical trends and estimated as a percentage of commercial interest bearing demand deposits, reflects a greater sensitivity on the part of commercial demand deposits to fluctuating interest rates, than experienced with consumer deposits. On a cumulative twelve-month basis, Crestar had a liability sensitive "adjusted gap" at June 30, 1996, with $331 million excess of interest-sensitive sources of funds over uses of funds. In comparison, the level of total earning assets at June 30, 1996 was $16.7 billion. The static gap and adjusted gap do not include $1.550 billion (notional amount) of interest rate caps to potentially offset the effect of rising interest rates on the securities available for sale portfolio.

   Each of the above three tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a faithful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds.

   As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at June 30, 1996 are utilized to convert certain variable rate assets to fixed rates as part of the Corporation's interest risk management strategy. Interest rate caps are utilized to minimize interest rate risk associated with rising rates on both fixed rate securities and floating rate money market deposits. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for additional market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at June 30, 1996, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions.

   The notional amount of Crestar's interest rate swaps and caps (excluding customer positions where Crestar acts as an intermediary) was $3.0 billion at June 30, 1996. Forward contracts with a notional amount of $1.0 billion, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at June 30, 1996, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $4.0 billion at June 30, 1996. Tables 11, 12, and 13 present information regarding fair values, maturity, average rates, and activity as of and for the six month period ending June 30, 1996 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $20.2 million as of June 30, 1996. Financial statement note 11 contains additional information pertaining to these types of agreements.

New Accounting Standards

During the second quarter the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. At present, Crestar has not assessed the impact of adoption of this new standard.

Deposit Insurance Recapitalization Proposal
Legislative efforts to resolve the undercapitalization of the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation
(FDIC), and the disparity between deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund (BIF), may result in a one-time special assessment on SAIF-insured deposits. Future earnings may be impacted by a legislatively proposed one-time assessment of approximately 75 basis points (0.75%) on SAIF-insured deposits. Any one-time assessment on SAIF-insured deposits would impact each of Crestar's three bank subsidiaries and its savings bank subsidiary. Approximately 45% of Crestar's current deposit base is SAIF-insured. A 75 basis point assessment, on an after-tax basis, would result in a one-time charge to Crestar of approximately $24 million. As a consequence of any one-time assessment, future earnings would be expected to be augmented by a reduction in ongoing SAIF deposit insurance assessment rates. The estimated $24 million charge for Crestar reflects a possible 20% reduction in the assessments on certain SAIF-insured deposits (known as Oakar deposits) acquired by banks in certain thrift acquisitions. Crestar would accrue such a liability if and when such legislation is enacted into law.

Table 1    Financial Highlights


Dollars in millions, except per share data          Three Months                Six Months

                                                                 %                            %
For the Period Ended June 30                    1996    1995   Change      1996     1995    Change
Net Income                                     $56.7    $51.8     10      $112.2   $101.4      11
Dividends Declared on Common Stock              22.4     18.1     24        41.9     34.3      22
Per Common Share:
  Net Income                                   $1.31    $1.18     11      $ 2.58   $ 2.32      11
  Dividends Declared                             .52      .45     16         .97      .85      14
Average Shares Outstanding (000s)             43,330   43,782     (1)     43,467   43,711      (1)
===================================================================================================
Key Ratios
Return on Average Assets                        1.28%    1.25%              1.28%    1.23%
Return on Average Equity                       16.03    14.98              15.72    14.89
Average Equity to Average Assets                8.01     8.36               8.16     8.29
Net Interest Margin                             4.68     4.61               4.66     4.62
At June 30
Book Value Per Share                                                      $33.46   $32.73       2
Equity to Assets                                                            7.74%    8.16%
Risk Adjusted Capital Ratios:
  Tier I                                                                     8.8      9.0
  Total                                                                     12.0     12.3
Common Shares Outstanding (000s)                                          42,768   42,925
===================================================================================================


Table 2    Analysis Of Earnings Per Common Share

                                               2nd Qtr. 1996    2nd Qtr. 1996
                                                         vs.              vs.
                                               2nd Qtr. 1995    1st Qtr. 1996

Earnings Per Common Share - prior period                $1.18           $1.27
- ------------------------------------------------------------------------------
Interest income                                           .25             .08
Interest expense                                         (.05)              -
Provision for loan losses                                (.13)           (.03)
Securities gains or losses                                .02            (.03)
Other noninterest income                                  .18             .12
Foreclosed properties expense                              -             (.02)
Other noninterest expense                                (.10)           (.08)
Income taxes                                             (.05)           (.01)
Increased shares outstanding                              .01             .01
- ------------------------------------------------------------------------------
Net increase                                              .13             .04
- ------------------------------------------------------------------------------
Earnings Per Common Share - current period              $1.31           $1.31
==============================================================================

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis(1)
Dollars in thousands


              2nd Qtr.
                                     1st Qtr.
     Average Balance                 Average
                          Increase   Balance
     1996         1995   (Decrease)    1996
         $            $        %            $
 3,111,723    3,044,026        2    3,000,689     Commercial
   898,461      936,114       (4)     903,330     Real estate - income property
   245,620      270,174       (9)     252,562     Real estate - construction
 2,743,503    2,342,905       17    2,741,657     Instalment
 1,547,704    1,573,073       (2)   1,626,601     Bank card
 2,945,326    3,566,192      (17)   3,050,951     Real estate - mortgage
- -------------------------------------------------------------------------------------------
11,492,337   11,732,484       (2)  11,575,790       Total loans - net of unearned income(2)
- -------------------------------------------------------------------------------------------
    79,479    1,138,457      (93)      83,039     Securities held to maturity
 3,275,398    1,447,991      126    3,040,679     Securities available for sale
   298,163      321,366       (7)     203,278     Money market investments
   863,544      293,793      194      777,637     Mortgage loans held for sale
- -------------------------------------------------------------------------------------------
16,008,921   14,934,091        7   15,680,423       Total earning assets
===========================================================================================
 4,949,910    4,802,112        3    4,963,535     Interest-bearing demand deposits
 1,291,885    1,447,967      (11)   1,298,559     Regular savings deposits
 3,979,103    4,070,051       (2)   4,114,545     Domestic time deposits
- -------------------------------------------------------------------------------------------
10,220,898   10,320,130       (1)  10,376,639       Total interest-bearing core deposits
- -------------------------------------------------------------------------------------------
 2,670,882    1,662,247       61    2,152,087     Purchased liabilities
   698,996      713,063       (2)     716,142     Long-term debt
- -------------------------------------------------------------------------------------------
13,590,776   12,695,440        0   13,244,868       Total interest-bearing liabilities
 2,418,145    2,238,651        8    2,435,555     Other sources - net
- -------------------------------------------------------------------------------------------
16,008,921   14,934,091        7   15,680,423       Total sources of funds
- -------------------------------------------------------------------------------------------
                                                    Net Interest Income
===========================================================================================

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis(1)
Dollars in thousands



                                                         2nd Qtr.

                                                                        1996 vs. 1995              2nd Qtr. 1996 vs. 1st Qtr. 1996
                                                                                           1st Qtr.
                                         Income/Expense(3)               Change due to(4)  Income/              Change due to(4)
                                                             Increase                      Expense(3) Increase
                                           1996      1995  (Decrease)   Rate(5)  Volume    1996     (Decrease)   Rate(5)  Volume
                                                $         $         $         $         $         $        $         $         $
Commercial                                 62,367    64,317    (1,950)   (3,381)    1,431    60,360    2,007      (225)    2,232
Real estate - income property              19,754    19,818       (64)      731      (795)   20,266     (512)     (403)     (109)
Real estate - construction                  5,913     6,964    (1,051)     (420)     (631)    6,420     (507)     (331)     (176)
Instalment                                 61,327    53,535     7,792    (1,264)    9,056    60,857      470       429        41
Bank card                                  47,308    45,169     2,139     2,857      (718)   48,196     (888)    1,473    (2,361)
Real estate - mortgage                     57,309    69,197   (11,888)      154   (12,042)   58,541   (1,232)      792    (2,024)
- ---------------------------------------------------------------------------------------------------------------------------------
  Total loans - net of unearned income(2) 253,978   259,000    (5,022)      253    (5,275)  254,640     (662)    1,178    (1,840)
- ---------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity                 1,795    18,176   (16,381)    1,392   (17,773)    1,890      (95)      (14)      (81)
Securities available for sale              52,513    23,598    28,915       308    28,607    49,283    3,230      (574)    3,804
Money market investments                    3,932     4,918      (986)     (631)     (355)    2,800    1,132      (175)    1,307
Mortgage loans held for sale               16,152     5,807    10,345      (917)   11,262    14,294    1,858       273     1,585
- ---------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                    328,370   311,499    16,871    (5,456)   22,327   322,907    5,463    (1,315)    6,778
=================================================================================================================================
Interest-bearing demand deposits           35,440    39,018    (3,578)   (5,280)    1,702    37,049   (1,609)   (1,658)       49
Regular savings deposits                    8,145    10,232    (2,087)     (984)   (1,103)    8,464     (319)     (275)      (44)
Domestic time deposits                     51,126    51,557      (431)      720    (1,151)   54,841   (3,715)   (1,902)   (1,813)
- ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits     94,711   100,807    (6,096)   (7,071)      975   100,354   (5,643)   (4,131)   (1,512)
- ---------------------------------------------------------------------------------------------------------------------------------
Purchased liabilities                      34,213    24,109    10,104    (4,492)   14,596    28,326    5,887      (926)    6,813
Long-term debt                             12,475    12,839      (364)     (111)     (253)   12,713     (238)       66      (304)
- ---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      141,399   137,755     3,644    (6,108)    9,752   141,393        6    (3,695)    3,701
Other sources - net
- ---------------------------------------------------------------------------------------------------------------------------------
  Total sources of funds                  141,399   137,755     3,644    (6,308)    9,952   141,393        6    (2,963)    2,969
- ---------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                     186,971   173,744    13,227       852    12,375   181,514    5,457     1,648     3,809
=================================================================================================================================


(1) Tax-equivalent basis.
(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(3) Includes tax-equivalent net loan fees of $1.0 million and $727,000 for the second quarter of 1996 and 1995, respectively, and $641,000 for the first quarter of 1996.
(4) Variances are computed on a line-by-line basis and are non-additive.
(5) Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4    Loans To Real Estate Developers And Investors (REDI)
In millions                            June 30,
                                                       March 31,  December 31,
                                     1996       1995       1996          1995

Commercial - developer lines      $ 134.2     $ 77.0     $ 118.1       $ 105.2
Commercial - other                   47.4       64.8        52.0          51.5
Real estate - income property       883.6      931.2       905.1         910.2
Real estate - construction          166.1      223.7       176.8         182.7
- -------------------------------------------------------------------------------
  Total REDI loans               $1,231.3   $1,296.7    $1,252.0      $1,249.6
===============================================================================

Table 5    Loans To Real Estate Developers And Investors--
Geographic Distribution And Property Type

June 30, 1996
In millions


                                                               Region
                                     Total    Greater
                                 Corporation Washington   Maryland Eastern Western Capital
Land acquisition and development    $ 84.8     $ 37.5     $ 19.2  $ 21.2    $ 3.1   $ 3.8
Residential developments             308.6      104.4       74.9    67.3     40.3    21.7
Commercial projects:

  Office buildings                   182.0       76.6       51.1    30.7     11.8    11.8
  Retail stores and malls            212.5      125.0       39.0    25.8     10.8    11.9
  Hotels and motels                  121.8       41.4       12.6    39.9     14.8    13.1
  Industrial buildings               120.5       67.1       22.0    11.9      5.9    13.6
- ------------------------------------------------------------------------------------------
    Total commercial projects        636.8      310.1      124.7   108.3     43.3    50.4
- ------------------------------------------------------------------------------------------
Special use                           65.9       19.2       22.0    16.5      7.6      .6
Other                                135.2       87.1        9.0    17.8      4.2    17.1
- ------------------------------------------------------------------------------------------
  Total REDI loans                $1,231.3     $558.3     $249.8  $231.1    $98.5   $93.6
==========================================================================================


Table 6    Allowance For Loan Losses


Dollars in thousands                                     Second Quarter      Six Months Ended June 30,

                                                         1996       1995         1996       1995
Beginning balance                                      $238,847   $236,498     $240,285   $232,922
- --------------------------------------------------------------------------------------------------
Allowance from acquisitions and other activity - net       (500)      (175)        (888)     5,456
- --------------------------------------------------------------------------------------------------
Provision for loan losses                                22,500     13,736       42,800     24,037
- --------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial                                                378       (280)        (262)       419
  Real estate - income property                          (1,056)       (22)      (2,311)       286
  Real estate - construction                               (632)      (403)        (710)      (966)
  Instalment                                              4,640        418        9,203      2,092
  Bank card                                              20,221     12,211       38,201     22,160
  Real estate - mortgage                                    276        418        1,056        707
- --------------------------------------------------------------------------------------------------
    Total net charge-offs                                23,827     12,342       45,177     24,698
- --------------------------------------------------------------------------------------------------
Balance, June 30                                       $237,020   $237,717     $237,020   $237,717
==================================================================================================
Allowance for loan losses to period-end loans              2.08%      2.01%        2.08%      2.01%
Annualized net charge-offs to average loans                 .83        .42          .78        .43
==================================================================================================

Table 7    Nonperforming Assets(1) And Past Due Loans


Dollars in thousands                                        June 30,         December 31,

Nonaccrual loans:                                     1996           1995           1995
  Commercial                                        $16,958        $26,792        $21,731
  Real estate - income property                      22,551         25,921         23,913
  Real estate - construction                         12,348          6,030          4,712
  Instalment                                          2,705          4,640          5,425
  Real estate - mortgage                             19,801         12,552         19,925
- ----------------------------------------------------------------------------------------------
    Total nonaccrual loans                           74,363         75,935         75,706
Restructured loans                                        -          1,455              -
- ----------------------------------------------------------------------------------------------
    Total nonperforming loans1                       74,363         77,390         75,706
Foreclosed properties - net                          14,390         20,318         17,655
- ----------------------------------------------------------------------------------------------
    Total nonperforming assets1                     $88,753        $97,708        $93,361
==============================================================================================
Nonperforming assets1 to:
  Loans and foreclosed properties - net                 .78%           .82%           .79%
  Total assets                                          .48            .57            .51
Allowance for loan losses to:
  Nonperforming assets1                                 267            243            257
  Nonperforming loans1                                  319            307            317
Allowance for loan losses plus shareholders'
  equity to nonperforming assets1                     18.80x         16.81x         18.12x
==============================================================================================
Accruing loans past due 90 days:
  Commercial                                        $ 3,451        $ 3,425        $ 5,992
  Real estate - income property                         245          1,041             19
  Real estate - construction                            158          1,083            926
  Instalment
    Student                                          18,544          8,932          9,101
    Other                                             5,057          2,589          3,448
  Bank card                                          21,732         12,914         20,430
  Real estate - mortgage                              7,355          8,857         10,304
- ----------------------------------------------------------------------------------------------
    Total accruing loans past due 90 days           $56,542        $38,841        $50,220
==============================================================================================

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 8    Summary Of Noninterest Income And Expense



In thousands                                                           Six Months Ended
                                           Second Quarter      First        June 30,
                                                              Quarter

Noninterest Income                          1996      1995      1996     1996      1995
Service charges on deposit accounts     $ 23,191  $ 22,125  $ 21,610 $ 44,801  $ 44,033
Trust and investment advisory             15,517    14,614    15,562   31,079    27,738
Bank card-related                         12,561    11,957    11,014   23,575    23,054
Mortgage origination - net                 9,958     2,099     5,654   15,612     2,820
Mortgage servicing - net                   4,019     3,847     4,459    8,478     8,083
Commissions on letters of credit           1,068     1,157     1,470    2,538     2,524
Trading account activities                   994       657        52    1,046     1,281
Gain on sale of mortgage servicing rights    750         -     4,000    4,750     5,900
Gain on pension settlement                     -     4,340         -        -     4,340
Miscellaneous                             17,732    13,075    13,859   31,591    23,053
Securities gains (losses)                    288    (1,050)    2,355    2,643    (3,460)
- ----------------------------------------------------------------------------------------
  Total noninterest income              $ 86,078  $ 72,821  $ 80,035 $166,113  $139,366
========================================================================================
Noninterest Expense
Salaries                                $ 69,944    66,391    66,376 $136,320  $132,583
Benefits                                  17,304    16,475    17,855   35,159    32,950
- ----------------------------------------------------------------------------------------
  Total personnel                         87,248    82,866    84,231  171,479   165,533
Occupancy - net                           11,927    11,759    12,754   24,681    23,960
Equipment                                  7,679     7,773     7,698   15,377    15,674
Communications                             8,572     7,533     8,152   16,724    15,218
Professional fees and services             5,120     3,179     4,224    9,344     7,141
Advertising and marketing                  5,160     4,384     5,190   10,350     9,322
Outside data services                      6,003     5,874     5,724   11,727    11,841
Loan expense                               3,436     2,020     2,268    5,704     3,920
FDIC premiums - net                        3,310     7,484     3,378    6,688    14,691
Stationery, printing and supplies          2,524     2,283     2,286    4,810     4,745
Transportation                             1,613     1,680     1,569    3,182     3,354
Amortization of purchased intangibles      4,015     3,603     4,047    8,062     6,577
Miscellaneous                             12,131    11,730    12,029   24,160    21,563
- ----------------------------------------------------------------------------------------
  Subtotal                               158,738   152,168   153,550  312,288   303,539
Foreclosed properties (net recoveries)       304       (81)   (1,345)  (1,041)   (1,542)
- ----------------------------------------------------------------------------------------
  Total noninterest expense             $159,042  $152,087  $152,205 $311,247  $301,997
========================================================================================

Table 9    Debt Ratings
(as of July 31, 1996)

                                                    Standard     Thomson
Security                                 Moody's    & Poor's   BankWatch
8 3/4% Subordinated Notes due 2004          Baa1        BBB+          A-
8 1/4% Subordinated Notes due 2002          Baa1        BBB+          A-
8 5/8% Subordinated Notes due 1998          Baa1        BBB+          A-
Commercial Paper                             P-2   Not rated       TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                   A2           A   Not rated
  Short-Term                                 P-1         A-1       TBW-1
===============================================================================

Table 10    Interest Sensitivity Analysis
June 30, 1996



In millions                                             Maturity/Rate Sensitivity

                                              0-3         3-6       6-12      One to        Over
Uses Of Funds                               months      months     months   five years   five years    Total
Loans:
  Commercial                                $2,307.2  $    51.3  $    86.5   $    83.1    $  717.3   $ 3,245.4
  Real estate - income property                505.3        7.7       11.7        24.2       338.4       887.3
  Real estate - construction                   206.4        2.7        2.9         1.4        23.3       236.7
  Instalment                                 1,175.6      125.8      171.3       286.6       988.6     2,747.9
  Bank card                                    574.5      136.8      211.1       444.8       155.3     1,522.5
  Real estate - mortgage                       132.0      261.9      410.5       617.5     1,325.9     2,747.8
Securities held to maturity                       .2        1.5        1.0         2.7        70.2        75.6
Securities available for sale                  405.7      136.0       59.5       117.6     2,712.0     3,430.8
Money market investments                       901.0         .1        4.9           -           -       906.0
Mortgage loans held for sale                   997.9          -          -           -           -       997.9
- ---------------------------------------------------------------------------------------------------------------
  Total earning assets                       7,205.8      723.8      959.4     1,577.9     6,331.0    16,797.9
Interest sensitivity hedges on assets         (450.0)    (950.0)         -           -     1,400.0          -
- ---------------------------------------------------------------------------------------------------------------
  Total uses                               $ 6,755.8  $  (226.2) $   959.4   $ 1,577.9    $7,731.0   $16,797.9
===============================================================================================================
Sources of Funds
Interest-bearing demand deposits           $ 4,926.4  $       -  $       -   $       -    $      -   $ 4,926.4
Regular savings deposits                     1,289.6          -          -           -           -     1,289.6
Domestic time deposits                         266.3      433.7      784.2     1,250.5     1,190.0     3,924.7
Certificates of deposit $100,000
  and over                                      36.6       43.1       58.8        18.9         3.9       161.3
Short-term borrowings                        3,231.8        5.0        8.5           -           -     3,245.3
Long-term debt                                   7.7       11.8       11.5        31.1       634.6       696.7
- ---------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities         9,758.4      493.6      863.0     1,300.5     1,828.5    14,244.0
Other sources - net                                -          -          -           -     2,553.9     2,553.9
Interest sensitivity hedges on liabilities         -      (40.0)         -           -        40.0           -
- ---------------------------------------------------------------------------------------------------------------
  Total sources                            $ 9,758.4  $   453.6  $   863.0   $ 1,300.5    $4,422.4   $16,797.9
===============================================================================================================
Cumulative maturity/rate
  sensitivity gap                          $(3,002.6) $(3,682.4) $(3,586.0)  $(3,308.6)   $      -   $       -
===============================================================================================================
Adjustments
Beta adjustments:
  Interest-bearing demand deposits
    (beta factor .40)                      $ 2,967.2
  Regular savings (beta factor .13)          1,123.4
Demand deposit sensitivity                    (835.5)
- ---------------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivty gap                           $   252.5  $  (427.3) $  (330.9)  $   (53.5)   $      -   $       -
===============================================================================================================


Table 11    Off-Balance Sheet Derivative Financial Instruments(1)


June 30, 1996                                      Weighted    Average
                                                   Average      Fixed       Estimated
Dollars in thousands                Notional       Expected    Receive        Fair
                                     Balance       Maturity      Rate         Value         Comments
Interest Rate Conversions
  Generic interest rate swaps      $1,400,000      3.1 yrs.     5.87%                   Notional amounts of
    Carrying amount(2)                                                      $    480    $950 million, $250
      Commercial loan program                                                           million and $200 million
        Unrealized gross losses                                              (16,237)   convert floating rate
      Instalment loan program                                                           commercial, instalment
        Unrealized gross losses                                               (4,163)   and real estate mortgage
      Real estate mortgage loan                                                         loans, respectively, to
       program                                                                          fixed rate. Floating rates
        Unrealized gross losses                                               (1,900)   paid tied to LIBOR.
    Estimated fair value                                                     (21,820)
  Interest rate caps                1,590,000      3.7 yrs.     7.51%(3)                Notional balance of
    Carrying amount(2)                                                        19,478    $1.55 billion hedges
      Securities available for sale program(4)                                          the market value of
        Unrealized gross gains                                                 1,963    fixed rate securities
        Unrealized gross losses                                               (1,273)   available for sale (strike
      Money market deposit program                                                      rate tied to yield on 5
        Unrealized gross gains                                                   205    year constant maturity
    Estimated fair value                                                      20,373    U.S. Treasury securities).
                                                                                        Notional balance of
                                                                                        $40 million hedges the
                                                                                        interest rate risk
                                                                                        associated with rising
                                                                                        interest rates on floating
                                                                                        rate money market
                                                                                        deposits (strike rate
                                                                                        tied to LIBOR).

Hedges of Lending Commitments
  Forward contracts                 1,011,961       .1 yrs.     n/a                     Hedges of residential
    Unrealized gross gains                                                     2,107    mortgage lending
    Unrealized gross losses                                                     (908)   commitments.
      Estimated fair value                                                     1,199
      Total hedges against
        interest rate risk         $4,001,961                               $   (248)
===================================================================================================================


(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Includes any accrued interest receivable and or payable balances, and unamortized premiums paid for interest rate caps.

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

(4) The fair value of derivative interest rate caps hedging securities classified as available for sale is included in the total fair value of the securities available for sale portfolio. The unamortized premiums paid for such interest rate caps are included in the amortized cost basis of securities available for sale, with any unrealized gain or loss (net of tax) pertaining to these interest rate caps included in shareholders' equity as "Net unrealized gain (loss) on securities available for sale."

n/a - Not applicable

LIBOR - London Interbank Offered Rates

Table 12    Off-Balance Sheet Derivatives--Expected Maturities(1)
June 30, 1996


Dollars in thousands                   Within          One to       Three to
                                     One Year       Three Years    Five Years          Total
Interest Rate Conversions
  Generic interest rate swaps:
    Notional amount              $        -         $ 600,000      $  800,000       $1,400,000
    Average fixed receive rate            -              5.69%           6.00%            5.87%
    Estimated fair value         $        -         $  (7,487)     $  (14,333)      $  (21,820)

  Interest rate caps
    Notional amount              $   25,000         $  15,000      $1,550,000       $1,590,000
    Average strike rate                5.90%             5.83%           7.55%            7.51%
    Estimated fair value         $       34         $     175      $   20,164       $   20,373

Hedges of Lending Commitments
  Forward contracts:(2)
    Notional amount              $1,011,961         $       -      $        -       $1,011,961
    Estimated fair value              1,199                 -               -            1,199

  Total hedges against
    interest rate risk:
      Notional amount            $1,036,961         $ 615,000      $2,350,000       $4,001,961
      Estimated fair value            1,233            (7,312)          5,831             (248)
==============================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
(2) Hedges of residential mortgage lending commitments.


Table 13    Off-Balance Sheet Derivatives Activity(1)


In thousands                                               Designated to
                            Designated to         Assets     Liabilities     Hedges of
                                 Interest       Interest        Interest       Lending
                                     Rate           Rate            Rate       Commit-
                                    Swaps           Caps            Caps       ments(2)       Total
Balance, April 1, 1996         $1,300,000     $1,000,000        $ 40,000     $   979,010   $ 3,319,010
Additions                         100,000        550,000               -         860,437     1,510,437
Maturities                              -              -               -        (827,486)     (827,486)
- -------------------------------------------------------------------------------------------------------
Balance, June 30, 1996         $1,400,000     $1,550,000        $ 40,000     $ 1,011,961   $ 4,001,961
=======================================================================================================
Balance, January 1, 1996       $1,200,000     $        -        $ 40,000     $   547,790   $ 1,787,790
Additions                         300,000      1,550,000               -       1,857,669     3,707,669
Maturities                       (100,000)             -               -      (1,393,498)   (1,493,498)
- -------------------------------------------------------------------------------------------------------
Balance, June 30, 1996         $1,400,000     $1,550,000        $ 40,000     $ 1,011,961   $ 4,001,961
=======================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 14    Selected Quarterly Financial Information



Dollars in thousands, except per share data

                                            2nd Qtr.    1st Qtr.    4th Qtr.   3rd Qtr.   2nd Qtr.
Results of operations:                        1996        1996        1995       1995       1995
Net interest income(1)                      $186,971    $181,514   $175,359   $172,475   $173,744
Provision for loan losses                     22,500      20,300     21,302     14,231     13,736
- -------------------------------------------------------------------------------------------------
Net credit income                            164,471     161,214    154,057    158,244    160,008
Securities gains (losses)                        288       2,355      1,316        (69)    (1,050)
Other noninterest income                      85,790      77,680     72,885     75,044     73,871
- -------------------------------------------------------------------------------------------------
Net credit and noninterest income            250,549     241,249    228,258    233,219    232,829
Noninterest expense                          159,042     152,205    168,867    148,570    152,087
- -------------------------------------------------------------------------------------------------
Income before taxes                           91,507      89,044     59,391     84,649     80,742
- -------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                      2,460       2,501      2,568      3,198      2,719
Book tax expense                              32,317      31,121     30,526     29,375     26,258
- -------------------------------------------------------------------------------------------------
  Income tax expense                          34,777      33,622     33,094     32,573     28,977
- -------------------------------------------------------------------------------------------------
Net Income                                  $ 56,730    $ 55,422   $ 26,297   $ 52,076   $ 51,765
=================================================================================================
Per common share:
  Net income                                $   1.31    $   1.27   $    .61   $   1.19   $   1.18
  Dividends declared                             .52         .45        .45        .45        .45
Average shares outstanding (000s)             43,330      43,607     43,634     43,686     43,782
=================================================================================================
Selected ratios and other data:
Return on average assets                        1.28%       1.28%       .62%      1.25%      1.25%
Return on average equity                       16.03       15.41       7.28      14.74      14.98
Net interest margin(1)                          4.68        4.63       4.55       4.57       4.61
Net charge-offs as % of average loans            .83         .74        .64        .58        .42
Allowance as % of period-end loans              2.08        2.07       2.04       2.00       2.01
Overhead ratio                                 58.25       58.19      67.67      60.04      61.68
Average equity to assets                        8.01        8.31       8.46       8.51       8.36
Equity leverage                                12.48x      12.04x     11.82x     11.75x     11.96x
Full-time equivalent employees (period end)    6,894       6,705      6,712      7,018      7,172
=================================================================================================

(1)Tax-equivalent basis.

Table 15    Consolidated Average Balances/Net Interest Income/Rates(1)



                                                               Three Months Ended June 30,

                                                           1996                          1995

Dollars in thousands                                     Income/    Yield/               Income/   Yield/
                                              Balance    Expense     Rate     Balance    Expense    Rate
Assets                                              $          $         %           $         $       %
Securities held to maturity(2)                 79,479      1,795      9.03   1,138,457    18,176    6.71
Securities available for sale(2)            3,275,398     52,513      6.41   1,447,991    23,598    6.27
Money market investments(2)                   298,163      3,932      5.30     321,366     4,918    6.14
Mortgage loans held for sale(2)               863,544     16,152      7.49     293,793     5,807    7.91
- ----------------------------------------------------------------------------------------------------------
Commercial                                  3,111,723     62,367      8.05   3,044,026    64,317    8.48
Real estate - income property                 898,461     19,754      8.83     936,114    19,818    8.48
Real estate - construction                    245,620      5,913      9.68     270,174     6,964   10.32
Instalment                                  2,743,503     61,327      8.94   2,342,905    53,535    9.07
Bank card                                   1,547,704     47,308     12.51   1,573,073    45,169   11.36
Real estate - mortgage                      2,945,326     57,309      7.76   3,566,192    69,197    7.76
- ----------------------------------------------------------------------------------------------------------
  Total loans(2)(3)                         11,492,337   253,978      8.89  11,732,484   259,000    8.81
Allowance for loan losses                     (238,985)                       (237,651)
- ----------------------------------------------------------------------------------------------------------
  Loans - net                               11,253,352                      11,494,833
Cash and due from banks                        799,197                         780,974
Premises and equipment - net                   357,286                         359,334
Customers' liability on acceptances             16,976                          12,555
Intangible assets - net                        182,465                         166,045
Foreclosed properties - net                     17,722                          26,294
Other assets                                   521,920                         487,982
- ----------------------------------------------------------------------------------------------------------
  Total Assets                              17,665,502                      16,529,624

Total Earning Assets                        16,008,921   328,370      8.24  14,934,091   311,499    8.33

Liabilities And Shareholders' Equity

Interest-bearing demand deposits             4,949,910    35,440      2.88   4,802,112    39,018    3.26
Regular savings deposits                     1,291,885     8,145      2.54   1,447,967    10,232    2.83
Domestic time deposits                       3,979,103    51,126      5.20   4,070,051    51,557    5.12
Certificates of deposit $100,000 and over      165,480     2,149      5.23      71,068       954    5.38
- ----------------------------------------------------------------------------------------------------------
  Total savings and time deposits(2)        10,386,378    96,860      3.76  10,391,198   101,761    3.94
Demand deposits                              2,393,145                       2,208,816
- ----------------------------------------------------------------------------------------------------------
  Total deposits                            12,779,523                      12,600,014
Short-term borrowings(2)                     2,505,402    32,064      5.14   1,591,179    23,155    5.83
Long-term debt(2)                              698,996    12,475      7.14     713,063    12,839    7.20
Liability on acceptances                        16,976                          12,555
Other liabilities                              248,954                         230,295
- ----------------------------------------------------------------------------------------------------------
  Total liabilities                         16,249,851                      15,147,106
- ----------------------------------------------------------------------------------------------------------
  Total shareholders' equity                 1,415,651                       1,382,518
- ----------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity  17,665,502                      16,529,624

Total interest-bearing liabilities          13,590,776   141,399      4.19  12,695,440   137,755    4.36
Other sources - net                          2,418,145                       2,238,651
- ----------------------------------------------------------------------------------------------------------
Total Sources Of Funds                      16,008,921   141,399      3.56  14,934,091   137,755    3.72
Net Interest Spread                                                   4.05                          3.97
Net Interest Income/Margin                               186,971      4.68               173,744    4.61
==========================================================================================================




                                              Three Months Ended March 31,              Six Months Ended June 30,

                                                          1996                       1996                        1995

Dollars in thousands                                    Income/   Yield/             Income/   Yield/             Income/  Yield/
                                              Balance   Expense    Rate    Balance   Expense    Rate    Balance  Expense    Rate
Assets                                              $         $       %           $        $       %          $        $       %
Securities held to maturity(2)                 83,039     1,890    9.11      81,259    3,685    9.07  1,176,243   37,629    6.40
Securities available for sale(2)            3,040,679    49,283    6.48   3,158,038  101,796    6.45  1,468,019   47,896    6.54
Money market investments(2)                   203,278     2,800    5.54     250,721    6,732    5.40    400,176   11,840    5.97
Mortgage loans held for sale(2)               777,637    14,294    7.37     820,590   30,446    7.43    259,109   10,182    7.86
- ---------------------------------------------------------------------------------------------------------------------------------
Commercial                                  3,000,689    60,360    8.09   3,056,207  122,728    8.07  3,034,329  126,422    8.39
Real estate - income property                 903,330    20,266    9.00     900,895   40,020    8.92    915,966   38,679    8.49
Real estate - construction                    252,562     6,420   10.21     249,091   12,333    9.95    269,855   13,934   10.39
Instalment                                  2,741,657    60,857    8.92   2,742,579  122,184    8.93  2,298,708  103,621    9.00
Bank card                                   1,626,601    48,196   11.94   1,587,153   95,504   12.16  1,533,203   88,246   11.44
Real estate - mortgage                      3,050,951    58,541    7.67   2,998,138  115,849    7.72  3,523,483  135,786    7.70
- ---------------------------------------------------------------------------------------------------------------------------------
  Total loans(2)(3)                        11,575,790   254,640    8.83  11,534,063  508,618    8.85 11,575,544  506,688    8.76
Allowance for loan losses                    (240,615)                     (239,800)                   (237,175)
- ---------------------------------------------------------------------------------------------------------------------------------
  Loans - net                              11,335,175                    11,294,263                  11,338,369
Cash and due from banks                       811,209                       805,203                     767,598
Premises and equipment - net                  355,684                       356,485                     354,686
Customers' liability on acceptances            14,264                        15,620                      10,869
Intangible assets - net                       184,172                       183,318                     150,696
Foreclosed properties - net                    17,592                        17,657                      29,636
Other assets                                  489,561                       505,741                     472,423
- ---------------------------------------------------------------------------------------------------------------------------------
  Total Assets                             17,312,290                    17,488,895                  16,427,824

Total Earning Assets                       15,680,423   322,907    8.26  15,844,671  651,277    8.25 14,879,091  614,235    8.26

Liabilities And Shareholders' Equity

Interest-bearing demand deposits            4,963,535    37,049    2.99   4,956,723   72,489    2.94  4,793,158   76,583    3.22
Regular savings deposits                    1,298,559     8,464    2.62   1,295,222   16,609    2.58  1,481,709   20,809    2.83
Domestic time deposits                      4,114,545    54,841    5.37   4,046,824  105,966    5.29  3,965,478   95,382    4.88
Certificates of deposit $100,000 and over     109,364     1,449    5.33     137,422    3,599    5.27     69,815    1,811    5.23
- ---------------------------------------------------------------------------------------------------------------------------------
  Total savings and time deposits(2)       10,486,003   101,803    3.90  10,436,191  198,663    3.84 10,310,160  194,585    3.82
Demand deposits                             2,355,997                     2,374,571                   2,166,178
- ---------------------------------------------------------------------------------------------------------------------------------
  Total deposits                           12,842,000                    12,810,762                  12,476,338
Short-term borrowings(2)                    2,042,723    26,877    5.28   2,274,063   58,941    5.21  1,648,696   48,073    5.87
Long-term debt(2)                             716,142    12,713    7.10     707,569   25,188    7.12    709,403   25,334    7.14
Liability on acceptances                       14,264                        15,620                      10,869
Other liabilities                             258,982                       253,966                     220,475
- ---------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                        15,874,111                    16,061,980                  15,065,781
- ---------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                1,438,179                     1,426,915                   1,362,043
- ---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity 17,312,290                    17,488,895                  16,427,824

Total interest-bearing liabilities         13,244,868   141,393    4.30  13,417,823  282,792    4.24 12,668,259  267,992    4.28
Other sources - net                         2,435,555                     2,426,848                   2,210,832
- ---------------------------------------------------------------------------------------------------------------------------------
Total Sources Of Funds                     15,680,423   141,393    3.63  15,844,671  282,792    3.59 14,879,091  267,992    3.64
Net Interest Spread                                                3.96                         4.01                        3.98
Net Interest Income/Margin                              181,514    4.63              368,485    4.66             346,243    4.62
=================================================================================================================================

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

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Shareholders of Crestar Financial Corporation was held on April 26, 1996 for the purpose of electing six Class III directors for a term of three years, approving the Directors' Equity Program and ratifying the Board of Directors' appointment of independent auditors for the year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to the recommendations of the Board of Directors on the matters voted on.

Six Class III directors were elected for three-year terms, each having a minimum of 34,647,412 shares votes "for" election, with no more than 284,197 shares voted "withheld." The six Class III directors elected were:

Charles R. Longsworth      Richard G. Tilghman
Paul D. Miller             L. Dudley Walker
Frank S. Royal             Karen Hastie Williams

The following Class I directors'              The following Class II directors'
terms expire in 1997:                         terms expire in 1998:

J. Carter Fox    Patrick J. Maher        Bonnie Guiton Hill  Eugene P. Trani
Gene A. James    Gordon F. Rainey, Jr.   Frank E. McCarthy   James M. Wells III
H. Gordon Leggett, Jr.                   G. Gilmer Minor III

The Directors' Equity Program was approved as follows:

                     Shares Voted         Shares Voted        Shares Voted
                         "For"              "Against"           "Abstain"

                       31,426,779            2,841,590            663,240

The appointment of KPMG Peat Marwick LLP as the Corporation's independent auditors for 1996 was ratified as follows:

                     Shares Voted         Shares Voted        Shares Voted
                         "For"              "Against"           "Abstain"

                       34,654,353             141,727             135,529

"Broker non-votes" were not included in determining the number of votes cast in the election of directors or on other matters. All matters voted on were considered "routine" under New York Stock Exchange rules.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Crestar Financial Corporation
                                                         Registrant

Date  August 14, 1996                           /s/ JAMES D. BARR
                                                    James D. Barr
                                                    Executive Vice President,
                                                    Controller and Treasurer