Form 10-Q
period 1996-09-30
CRESTAR FINANCIAL CORP
filed 1996-11-14
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                   Form 10-Q



                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1996

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

Yes    X   .    No        .
   --------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 1996
  Common Stock, $5 par value                                     42,352,325

                 Crestar Financial Corporation And Subsidiaries

                                   Form 10-Q

                    For The Quarter Ended September 30, 1996



Part I.   Financial Information


    Item 1.   Financial Statements:
                                                                         Page

         Consolidated Balance Sheets.....................................

         Consolidated Statements Of Income...............................

         Consolidated Statements Of Cash Flows...........................

         Consolidated Statements Of Changes In Shareholders' Equity......

         Notes To Consolidated Financial Statements......................

    Item 2.   Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations:

         Financial Commentary............................................

Part II.  Other Information

    Item 4.   Submission Of Matters To A Vote Of Security Holders.......

    Item 6.   Exhibits And Reports On Form 8-K:

              During the third quarter of 1996, Crestar filed a Form 8-K relating to the announcement of the signing of a definitive agreement under which Citizens Bancorp, a $4.2 billion-asset Maryland based bank holding company, will merge with Crestar in a pooling of interests business combination. The Form 8-K also noted the termination of a common stock repurchase plan that had previously been approved by Crestar's Board of Directors on July 11, 1996.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries

Dollars in thousands                                                   September 30,
                                                                  ------------------------    December 31,
Assets                                                                 1996           1995            1995
Cash and due from banks                                           $ 810,669      $ 736,261     $ 1,084,047
Securities held to maturity (note 2)                                 69,849      1,085,231          85,368
Securities available for sale (note 3)                            3,520,740      1,843,069       3,231,389
Money market investments (note 4)                                   742,036        658,262         516,268
Mortgage loans held for sale                                        909,633        489,282         688,218
Loans (note 5):
  Business Loans:
    Commercial                                                    3,177,380      3,081,146       3,102,156
    Real estate - income property                                   889,680        915,229         874,396
    Real estate - construction                                      227,519        261,350         262,340
  Consumer Loans:
    Instalment                                                    2,719,890      2,470,066       2,732,557
    Bank card                                                     1,450,299      1,576,302       1,686,765
    Real estate - mortgage                                        2,772,243      3,429,311       3,148,214
-----------------------------------------------------------------------------------------------------------
      Total Loans                                                11,237,011     11,733,404      11,806,428
    Less: Allowance for loan losses (note 6)                       (235,747)      (234,960)       (240,285)
-----------------------------------------------------------------------------------------------------------
      Loans - net                                                11,001,264     11,498,444      11,566,143
Premises and equipment - net                                        365,905        357,898         357,159
Customers' liability on acceptances                                   3,585          8,430           5,143
Intangible assets - net                                             183,784        160,000         186,732
Foreclosed properties - net (notes 5 and 7)                          17,030         20,100          17,655
Other assets                                                        627,516        448,067         564,563
-----------------------------------------------------------------------------------------------------------
  Total Assets                                                  $18,252,011    $17,305,044     $18,302,685
===========================================================================================================
Liabilities
Demand deposits                                                 $ 2,561,321    $ 2,244,724     $ 2,665,888
Interest-bearing demand deposits                                  4,833,045      4,729,563       4,975,710
Regular savings deposits                                          1,232,175      1,351,044       1,310,903
Domestic time deposits                                            3,813,760      4,045,189       4,184,703
Certificates of deposit $100,000 and over                         1,144,273         62,991         116,211
-----------------------------------------------------------------------------------------------------------
  Total deposits                                                 13,584,574     12,433,511      13,253,415
Short-term borrowings (note 8)                                    2,083,096      2,348,827       2,227,338
Liability on acceptances                                              3,585          8,430           5,143
Other liabilities                                                   479,330        394,520         694,096
Long-term debt (note 9)                                             668,458        683,552         671,296
-----------------------------------------------------------------------------------------------------------
  Total Liabilities                                              16,819,043     15,868,840      16,851,288
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 100,000,000 shares;
  outstanding 42,349,513 and 42,906,252 at September 30, 1996
  and 1995, respectively; 42,809,761 at December 31, 1995           211,748        214,531         214,049
Capital surplus                                                     397,728        365,880         371,075
Retained earnings                                                   863,907        858,427         855,195
Net unrealized gain (loss) on securities available for sale         (40,415)        (2,634)         11,078
-----------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                      1,432,968      1,436,204       1,451,397
-----------------------------------------------------------------------------------------------------------
  Total Liabilities And Shareholders' Equity                    $18,252,011    $17,305,044     $18,302,685
===========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                  Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                     ----------------------------  ---------------------------
Income From Earning Assets                                     1996          1995           1996          1995
Interest and fees on loans                                 $244,752      $254,070       $750,027      $756,320
Interest on taxable securities held to maturity                 158        15,501            550        50,091
Interest on tax-exempt securities held to maturity              739           979          2,429         2,969
Interest and dividends on securities available for sale      53,094        26,683        154,890        74,579
Income on money market investments                            2,828         4,143          9,545        15,975
Interest on mortgage loans held for sale                     18,494         8,799         48,940        18,981
---------------------------------------------------------------------------------------------------------------
  Total income from earning assets                          320,065       310,175        966,381       918,915
---------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits                             35,979        38,808        108,468       115,391
Regular savings deposits                                      7,977         9,421         24,586        30,230
Domestic time deposits                                       48,888        54,885        154,854       150,267
Certificates of deposit $100,000 and over                     5,655           925          9,254         2,736
---------------------------------------------------------------------------------------------------------------
  Total interest on deposits                                 98,499       104,039        297,162       298,624
Short-term borrowings                                        28,588        24,344         87,529        72,417
Long-term debt                                               12,238        12,515         37,426        37,849
---------------------------------------------------------------------------------------------------------------
  Total interest expense                                    139,325       140,898        422,117       408,890
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                         180,740       169,277        544,264       510,025
Provision for loan losses (note 6)                           23,170        14,231         65,970        38,268
---------------------------------------------------------------------------------------------------------------
Net Credit Income                                           157,570       155,046        478,294       471,757
---------------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts                          24,107        23,203         68,908        67,236
Trust and investment advisory income                         16,462        15,064         47,541        42,802
Bank card-related income                                     12,926        12,138         36,501        35,192
Other income                                                 21,077        24,639         85,092        72,640
Securities gains (losses)                                        97           (69)         2,740        (3,529)
---------------------------------------------------------------------------------------------------------------
  Total noninterest income                                   74,669        74,975        240,782       214,341
---------------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                           232,239       230,021        719,076       686,098
---------------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                                            87,793        82,268        259,272       247,801
Occupancy expense - net                                      11,985        11,885         36,666        35,845
Equipment expense                                             7,611         7,748         22,988        23,422
FDIC premiums - net                                          37,375         2,893         44,063        17,584
Other expense                                                46,416        43,776        139,438       125,915
---------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                 191,180       148,570        502,427       450,567
---------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                   41,059        81,451        216,649       235,531
Income tax expense (note 10)                                  4,252        29,375         67,690        82,031
---------------------------------------------------------------------------------------------------------------
Net Income                                                 $ 36,807      $ 52,076       $148,959      $153,500
===============================================================================================================
Earnings Per Common Share                                     $ .86        $ 1.19         $ 3.44        $ 3.51
===============================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries

In thousands                                                                       Nine Months Ended Sept. 30,
                                                                                   ----------------------------
                                                                                           1996            1995
Operating       Net Income                                                            $ 148,959       $ 153,500
Activities      Adjustments to reconcile net income to net cash provided
                  by operating activities:
                    Provisions for loan losses, foreclosed properties and
                      other losses                                                       64,070          39,454
                Depreciation and amortization of premises and equipment                  29,160          29,427
                Securities losses (gains)                                                (2,740)          3,529
                Amortization of intangible assets                                        12,247          10,177
                Deferred income tax expense (benefit)                                    (2,462)          6,408
                Gain on foreclosed properties                                              (168)         (2,632)
                Gain on sales of mortgage servicing rights                               (4,750)         (5,900)
                Net increase in trading account                                            (701)         (3,565)
                Origination and purchase of loans held for sale                      (2,897,539)     (1,837,133)
                Proceeds from sales of loans held for sale                            2,676,124       1,588,756
                Net decrease (increase) in accrued interest receivable,
                  prepaid expenses and other assets                                      (7,706)          3,351
                Net increase in accrued interest payable,
                  accrued expenses and other liabilities                                 27,721          34,100
                Other, net                                                                  316           6,673
                ------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                42,531          26,145
----------------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities held to maturity        27,649         201,440
Activities      Proceeds from maturities and calls of securities available for sale   1,728,868       310,924
                Proceeds from sales of securities available for sale                  3,569,471       1,355,753
                Purchases of securities held to maturity                                (12,258)        (48,083)
                Purchases of securities available for sale                           (5,712,115)     (1,430,063)
                Net increase in money market investments                               (225,067)       (206,063)
                Principal collected on non-bank subsidiary loans                         30,357          16,227
                Loans originated by non-bank subsidiaries                              (243,712)       (123,110)
                Net decrease (increase) in other loans                                  508,043          (8,231)
                Purchases of premises and equipment                                     (42,714)        (44,928)
                Proceeds from sales of foreclosed properties                             14,584          28,694
                Proceeds from sales of mortgage servicing rights                          9,546           8,305
                Acquisitions of net assets of financial institutions                    138,628         (12,245)
                Proceeds from sales of branch deposits and premises                      (7,837)        (80,895)
                Other, net                                                              (24,917)         (7,664)
                ------------------------------------------------------------------------------------------------
                    Net cash used by investing activities                              (241,474)        (39,939)
----------------------------------------------------------------------------------------------------------------
Financing       Net decrease in demand, interest checking, money market                (439,384)       (476,454)
Activities        and regular savings deposits
                Net increase in certificates of deposit                                 629,008          26,720
                Net increase (decrease) in short-term borrowings                        (91,042)        434,876
                Proceeds from issuance of long-term debt                                     63           7,950
                Principal payments on long-term debt                                    (56,220)        (69,430)
                Cash dividends paid                                                     (63,770)        (53,250)
                Common stock purchased and retired                                      (83,924)        (68,390)
                Proceeds from the issuance of common stock                               30,920          22,264
                Other, net                                                                  (86)         (4,830)
                ------------------------------------------------------------------------------------------------
                Net cash used by financing activities                                   (74,435)       (180,544)
----------------------------------------------------------------------------------------------------------------
Cash And        Decrease in cash and cash equivalents                                  (273,378)       (194,338)
Cash            Cash and cash equivalents at beginning of year                        1,084,047         930,599
Equivalents     ------------------------------------------------------------------------------------------------
                Cash and cash equivalents at end of quarter                           $ 810,669       $ 736,261
================================================================================================================

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

Dollars in thousands                                  Shareholders' Equity        Shares of Common Stock
                                                     ------------------------     ------------------------
                                                           1996          1995          1996           1995
Balance, July 1                                      $1,431,154    $1,404,742    42,768,051     42,925,185
Net Income                                               36,807        52,076             -              -
Cash dividends declared on common stock                 (21,874)      (18,918)            -              -
Change in net unrealized gain or loss on securities
  available for sale                                     11,319           657             -              -
Common stock purchased and retired                      (30,050)       (7,101)     (531,500)      (135,000)
Common stock issued:
  For acquisition of financial institutions                   -           (72)            -              -
  For dividend reinvestment plan                          4,695         3,639        83,263         72,184
  For other stock compensation plans                          -            64             -          1,271
  Upon exercise of stock options (including tax
    benefit of $189 in 1996; $198 in 1995)                  917         1,117        29,699         42,612
-----------------------------------------------------------------------------------------------------------
Balance, September 30                                $1,432,968    $1,436,204    42,349,513     42,906,252
===========================================================================================================
Balance, January 1                                   $1,451,397    $1,295,159    42,809,761     42,509,900
Net Income                                              148,959       153,500             -              -
Cash dividends declared on common stock                 (63,770)      (53,250)            -              -
Change in net unrealized gain or loss on securities
  available for sale                                    (51,493)       33,921             -              -
Common stock purchased and retired                      (83,924)      (68,390)   (1,487,000)    (1,529,200)
Cash paid in lieu of fractional shares                      (86)            -        (1,484)             -
Common stock issued:
  For acquisition of financial institutions                   -        52,562             -      1,317,789
  For dividend reinvestment plan                         13,516        10,030       245,941        227,885
  For thrift and profit sharing plan                      6,300         8,263       110,526        207,272
  For other stock compensation plans                        965           437        19,313          9,965
  Upon exercise of stock options (including tax benefit
    of $5,810 in 1996; $957 in 1995)                     11,104         3,972       652,456        162,641
-----------------------------------------------------------------------------------------------------------
Balance, September 30                                $1,432,968    $1,436,204    42,349,513     42,906,252
===========================================================================================================

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1) General

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1996 presentation. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1995 Annual Report and Form 10-K and the Corporation's First Quarter 1996 and Second Quarter 1996 Financial Supplement and Form 10-Qs.

   On December 31, 1995 Crestar Financial Corporation (Crestar) merged with Loyola Capital Corporation (Loyola), a Maryland savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the three months and nine months ended September 30, 1995, have been restated to include the combined results of Crestar and Loyola.

   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $183,343,000 and $159,495,000 at September 30, 1996 and 1995, respectively, and favorable lease rights of $441,000 and $505,000, respectively.

   Capitalized mortgage servicing rights of $48,747,000 and $27,012,000 at September 30, 1996 and 1995, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $32 million were purchased or originated during the first nine months of 1996. At September 30, 1996 and 1995, capitalized mortgage servicing rights were net of a related valuation allowance of $305,000 and $269,000, respectively. The activity in the valuation allowance was not material to the consolidated financial statements for the three months and nine months ended September 30, 1996. The fair value of capitalized mortgage servicing rights was approximately $82 million at September 30, 1996. Amortization expense for capitalized mortgage servicing rights totaled $5.9 million for the first nine months of 1996.

   Included in net FDIC premiums in the consolidated statement of income for the third quarter of 1996 is a $34.1 million pre-tax charge for a non-recurring assessment on the Corporation's deposits insured through the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). This charge, which arose from congressional legislation enacted on September 30, 1996, had an after-tax impact on net income for the third quarter of 1996 of $21.5 million.

   During the third quarter of 1996, Crestar announced the signing of a definitive agreement under which Citizens Bancorp, a $4.2 billion-asset Maryland based bank holding company, will merge with Crestar. Pending approval by regulators and shareholders of both institutions, the transaction is expected to be completed no later than March 31, 1997, but with a target date of December 31, 1996. One-time pre-tax merger costs of approximately $42 million are expected to be recorded in connection with the merger. Citizens' shareholders will receive .835 shares of Crestar common stock for each share of Citizens common stock, with approximately 12.6 million shares of Crestar common stock expected to be issued in the merger. The transaction is expected to be accounted for as a pooling-of-interests business combination.


(2)  Securities Held To Maturity

The amortized cost (carrying values) and estimated market values of securities held to maturity at September 30 follow:

===========================================================================================================
In thousands                                                    1996                        1995
                                                      -----------------------      ------------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                          $ -           $ -      $ 104,366     $ 103,322
Mortgage-backed obligations of Federal agencies          17,911        18,571        740,277       733,892
Other taxable securities                                  2,250         2,250        178,369       176,148
States and political subdivisions                        49,688        50,283         62,219        63,161
-----------------------------------------------------------------------------------------------------------
  Total securities held to maturity                     $69,849      $ 71,104     $1,085,231    $1,076,523
===========================================================================================================

(3)  Securities Available For Sale

The amortized cost and estimated market values (carrying values) of securities available for sale at September 30 follow:

===========================================================================================================
In thousands                                                   1996                        1995
                                                      -----------------------      ------------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                    $ 291,742     $ 286,098      $ 350,082     $ 348,324
Mortgage-backed obligations of Federal agencies       2,553,823     2,500,852        947,288       945,895
Other taxable securities                                575,223       570,994        418,949       417,755
Common and preferred stocks                             162,729       162,796        130,878       131,095
-----------------------------------------------------------------------------------------------------------
  Total securities available for sale                $3,583,517    $3,520,740     $1,847,197    $1,843,069
===========================================================================================================

At September 30, 1996, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge, in a rising interest rate environment, the market value of fixed rate securities available for sale. The interest rate caps, which have a notional balance of $1.55 billion, have a cost basis of $18.3 million and a market value of $17.6 million at September 30, 1996. The cost basis of the interest rate caps is being amortized on a straight-line basis, over the life of the caps, as a reduction of interest income on securities available for sale.

(4)  Money Market Investments


===========================================================================================================
In thousands                                                                            1996          1995
Federal funds sold                                                                  $ 85,260      $515,800
Securities purchased under agreements to resell                                      633,000       127,000
U.S. Treasury                                                                          5,809         5,587
Trading account securities                                                             5,191         7,139
Domestic time deposits and other                                                      12,776         2,736
-----------------------------------------------------------------------------------------------------------
  Total money market investments                                                    $742,036      $658,262
===========================================================================================================

(5)  Nonperforming Assets And Impaired Loans

Nonperforming assets at September 30 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more not shown below totaled $62.0 million and $41.7 million at September 30, 1996 and 1995, respectively.

===========================================================================================================
In thousands                                                                            1996          1995
Nonaccrual loans                                                                     $66,626       $67,497
Restructured loans                                                                         -         1,455
-----------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                                           66,626        68,952
Foreclosed properties - net                                                           17,030        20,100
-----------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                         $83,656       $89,052
===========================================================================================================

Non-cash additions to foreclosed properties were $7.5 million and $7.9 million in the first nine months of 1996 and 1995, respectively.
Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and the allocated valuation allowances at September 30 were:

===========================================================================================================
In thousands                                                    1996                        1995
                                                           Loan     Valuation           Loan     Valuation
                                                        Balance     Allowance        Balance     Allowance
Impaired with valuation allowance                       $25,510        $4,480        $29,410        $3,790
Impaired without valuation allowance                          -             -              -             -
-----------------------------------------------------------------------------------------------------------
  Total impaired loans                                  $25,510        $4,480        $29,410        $3,790
===========================================================================================================

Collateral dependent loans, which were measured solely by the fair value of the collateral, constituted $24.4 million or 96% of impaired loans at September 30, 1996. The remaining impaired loan of $1.1 million was measured based on the present value of expected cash flows. The allocated valuation allowance for impaired loans and activity related thereto is included in the allowance for loan losses. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis for the nine months ended September 30 were:

===========================================================================================================
In thousands                                                                            1996          1995
Average recorded investment in impaired loans                                       $ 30,960      $ 38,080
Interest income recognized during impairment                                               -             -
Interest income recognized on a cash basis during impairment                               -             -
===========================================================================================================

(6)  Allowance For Loan Losses

Transactions in the consolidated allowance for loan losses for the three months and nine months ended September 30 were:

===========================================================================================================
In thousands                                                 Three Months                 Nine Months
                                                       ----------------------       -----------------------
                                                           1996          1995           1996          1995
Beginning balance                                      $237,020      $237,717       $240,285      $232,922
-----------------------------------------------------------------------------------------------------------
Charge-offs                                             (32,396)      (25,763)       (91,825)      (64,401)
Recoveries                                                7,953         8,875         22,205        22,815
-----------------------------------------------------------------------------------------------------------
  Net charge-offs                                       (24,443)      (16,888)       (69,620)      (41,586)
Provision for loan losses                                23,170        14,231         65,970        38,268
Allowance from acquisitions and other activity - net          -          (100)          (888)        5,356
-----------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                (1,273)       (2,757)        (4,538)        2,038
-----------------------------------------------------------------------------------------------------------
Ending balance                                         $235,747      $234,960       $235,747      $234,960
===========================================================================================================

(7)  Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the three months and nine months ended September 30 were:

===========================================================================================================
In thousands                                                 Three Months                 Nine Months
                                                         --------------------         ---------------------
                                                           1996          1995           1996          1995
Beginning balance                                        $6,450       $11,600         $7,512       $16,188
-----------------------------------------------------------------------------------------------------------
Provision for foreclosed properties                           -           598           (450)          614
Write-downs                                                (110)         (969)          (251)       (8,267)
Allowance from acquisitions - net                             -             -           (471)        2,694
-----------------------------------------------------------------------------------------------------------
  Net decrease                                             (110)         (371)        (1,172)       (4,959)
-----------------------------------------------------------------------------------------------------------
Ending balance                                           $6,340       $11,229        $ 6,340       $11,229
===========================================================================================================


(8)  Short-Term Borrowings

Short-term borrowings, exclusive of deposits, with maturities of less than one year at September 30 were:

===========================================================================================================
In thousands                                                                         1996             1995
Federal funds purchased                                                        $1,003,088       $1,318,928
Securities sold under repurchase agreements                                       368,925          475,754
Federal Home Loan Bank borrowings                                                 525,000          388,200
Notes payable                                                                     183,900          164,003
Other                                                                               2,183            1,942
-----------------------------------------------------------------------------------------------------------
  Total short-term borrowings                                                  $2,083,096       $2,348,827
===========================================================================================================

The Corporation paid $386,358,000 and $366,865,000 in interest on deposits and short-term borrowings in the first nine months of 1996 and 1995, respectively.

(9)  Long-Term Debt
Long-term debt at September 30 included:

===========================================================================================================
In thousands                                                                         1996             1995
4 3/8 - 7 3/8% Federal Home Loan Bank obligations payable through 2015           $318,529         $319,291
8 3/4% Subordinated notes due 2004                                                149,683          149,644
8 1/4% Subordinated notes due 2002                                                125,000          125,000
8 5/8% Subordinated notes due 1998                                                 49,984           49,974
7 7/8 - 11 1/4% Collateralized mortgage obligation bonds maturing through 2019     15,458           28,936
7 - 8 1/4% Mortgage indebtedness maturing through 2009                              8,782            9,557
8 5/8 - 14 3/8% Capital lease obligations maturing through 2006                     1,022            1,150
-----------------------------------------------------------------------------------------------------------
  Total long-term debt                                                           $668,458         $683,552
===========================================================================================================

The Corporation paid $36,134,000 and $36,230,000 in interest on long-term debt in the first nine months of 1996 and 1995, respectively. There were no new capital lease agreements in the third quarter of 1996.

(10) Income Taxes

The current and deferred components of income tax expense allocated to continuing operations for the three months and nine months ended September 30 in the accompanying consolidated statements of income were:

===========================================================================================================
In thousands                                                 Three Months                  Nine Months
                                                        ---------------------        ----------------------
                                                           1996          1995           1996          1995
Current:
  Federal                                               $14,263       $28,137        $67,892       $71,622
  State and local                                          (158)        1,013          2,260         4,001
-----------------------------------------------------------------------------------------------------------
  Total current tax expense                              14,105        29,150         70,152        75,623
-----------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                (8,642)         (284)        (2,865)        5,836
  State and local                                        (1,211)          509            403           572
-----------------------------------------------------------------------------------------------------------
  Total deferred tax expense (benefit)                   (9,853)          225         (2,462)        6,408
-----------------------------------------------------------------------------------------------------------
Total income tax expense                                 $4,252       $29,375        $67,690       $82,031
===========================================================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and nine months ended September 30 were:

===========================================================================================================
In thousands                                                Three Months                   Nine Months
                                                        ---------------------       -----------------------
                                                           1996          1995           1996          1995
Income before income taxes                              $41,059       $81,451       $216,649      $235,531
Tax expense at statutory rate                            14,370        28,508         75,827        82,436
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Repeal of thrift bad debt recapture                    (8,694)            -         (8,694)            -
  Tax-exempt interest and dividends                      (1,674)       (1,752)        (4,926)       (5,617)
  Nondeductible interest expense                            250           166            594           480
  Amortization of goodwill                                1,021           929          3,028         2,569
  State income taxes                                       (890)          988          1,731         2,972
  Other - net                                              (131)          536            130          (809)
-----------------------------------------------------------------------------------------------------------
    Total increase (decrease) in taxes                  (10,118)          867         (8,137)         (405)
-----------------------------------------------------------------------------------------------------------
Total income tax expense                                $ 4,252       $29,375        $67,690       $82,031
-----------------------------------------------------------------------------------------------------------
Effective tax rate                                         10.4%         36.1%         31.2%         34.8%
===========================================================================================================

During the third quarter of 1996, Crestar recorded a non-recurring $10.6 million reduction of income tax expense, of which $8.7 million was Federal and $1.9 million was state tax related. This expense reduction arose from the repeal of the tax provision that previously required thrift institutions to recapture into taxable income, under certain circumstances, the pre-1988 loan loss allowance. Crestar had previously recorded such a charge at the time of its merger with Loyola on December 31, 1995.

   The Corporation made income tax payments of $82,657,000 and $53,424,000 during the first nine months of 1996 and 1995, respectively. At September 30, 1996, the Corporation had a net deferred income tax asset of $110,089,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

(11)  Commitments And Contingencies

In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, floors, swaps and forward contracts.

   Legally binding, unfunded commitments to extend credit were $7.4 billion at September 30, 1996. Standby letters of credit, which are conditional commitments to extend credit, were $404 million at September 30, 1996.

   Recourse obligations on mortgage loans serviced of $1.5 billion at September 30, 1996 include $140 million of contractual recourse liability accepted by Crestar on mortgage loan sales to the Federal National Mortgage Association
(FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). Crestar maintained an allowance included in other liabilities of $306,000 at September 30, 1996 based on estimates of future losses on this contractual recourse liability. The remaining notional balance of recourse obligations of $1.4 billion results from the origination and acquisition by Crestar of mortgage servicing rights on Federal Housing Association and Veterans Association loans, which are serviced under programs of the Government National Mortgage Association. Approximately $936 million of this notional balance was insured by agencies of the Federal government or private insurance companies at September 30, 1996.

   As hedges against interest rate risk at September 30, 1996, Crestar was participating in interest rate (fixed receive) swaps with a notional balance of $1.4 billion, of which $950 million, $250 million and $200 million were used to convert floating rate commercial, instalment and real estate mortgage loans, respectively, to fixed rates. Unrealized losses on such swaps were $18.5 million at September 30, 1996. Crestar also had interest rate cap agreements outstanding of $1.79 billion, of which $1.55 billion and $200 million were used to hedge the market value of fixed rate securities available for sale and real estate income property loans, respectively. The remaining $40 million was used to minimize interest rate risk associated with rising rates on floating rate money market deposits. Unrealized gross gains and gross losses on such caps were $1.2 million and $1.9 million, respectively, at September 30, 1996. Crestar also had interest rate floor agreements outstanding of $1.0 billion which were used to hedge the fair value of fixed rate domestic time deposits. Unrealized gross gains and gross losses on such floors were $569,000 and $567,000, respectively, at September 30, 1996. As a financial intermediary, Crestar had $123.8 million in offsetting swap, $73.9 million in offsetting cap and $34 million in offsetting collar agreements at September 30, 1996.

   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost (any unrealized gain plus accrued receivable) of approximately $25.6 million, less collateral held of approximately $2.4 million, plus an amount for prospective market movement. Three counterparties constituted 14%, 11% and 10% of the estimated credit and market exposure of $88 million at September 30, 1996.

   Crestar had forward agreements of $1.1 billion outstanding at September 30, 1996 which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

   Certain litigation is pending against Crestar. Management, after reviewing this litigation with legal counsel, is of the opinion that such matters, when resolved, will not have a material effect on the accompanying consolidated financial statements.

Financial Commentary
Crestar Financial Corporation And Subsidiaries


Overview
(Tables 1, 2 and 14)

Crestar Financial Corporation (Crestar) reported net income of $36.8 million or $.86 per common share for the quarter ended September 30, 1996, compared to net income of $52.1 million or $1.19 per common share earned in the third quarter of 1995. Crestar recorded a nonrecurring after-tax charge of $21.5 million, or $.50 per share, associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). Also during the quarter, Crestar recognized an after-tax benefit of $10.6 million as a result of the repeal of tax legislation regarding thrift bad debt recapture rules.

   For the first nine months, earnings were $149.0 million in 1996, a decrease of 3% from the $153.5 million earned in 1995. The decrease reflects the impact of the above described legislative changes. Exclusive of the nonrecurring items arising in the third quarter, Crestar's results reflect the continued positive effects of growth in earning assets and noninterest income, and management of controllable expenses. For the first nine months of 1996, earnings per common share were $3.44, compared to $3.51 per share recorded in the first nine months of 1995. Items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes. On December 31, 1995 Crestar merged with Loyola Capital Corporation (Loyola), a Maryland savings bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the first nine months of 1995, have been restated to include the combined results of both Crestar and Loyola.

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

   Crestar Bank FSB, the Corporation's thrift banking subsidiary, was merged into Crestar Bank MD on November 7, 1996. On November 14, Crestar Financial Corporation expects to merge its three banking subsidiaries (Crestar Bank, Crestar Bank N.A., and Crestar Bank MD) into one banking subsidiary, named Crestar Bank, which will carry on the business and operations conducted by the former thrift and banking subsidiaries.

Mergers And Acquisitions

On September 16, 1996 Crestar announced the signing of a definitive agreement under which Citizens Bancorp, (Citizens) will merge with Crestar. Citizens is a $4.2 billion-asset bank holding company headquartered in Laurel, Maryland. Citizens has 103 banking locations in the Washington-Baltimore metropolitan area, with a significant presence in Prince Georges and Montgomery Counties. At September 30, 1996, Citizens had total deposits of $3.0 billion and loan balances of $2.3 billion. Pending approval by regulatory authorities and the shareholders of both institutions, the merger is expected to be completed no later than March 31, 1997, but with a current target date of December 31, 1996. One-time pre-tax merger costs of approximately $42 million are expected to be recorded in connection with the merger. Under terms of the agreement, Citizens' shareholders will receive .835 shares of Crestar common stock for each share of Citizens common stock, with approximately 12.6 million shares of Crestar common stock expected to be issued in the merger. The merger is expected to be accounted for as a pooling-of-interests business combination. Upon merger, the combined organization will have the largest deposit market share in the Greater Washington metropolitan area and hold the number two position in the state of Maryland.

   Common stock repurchase plans approved by Crestar's Board of Directors on July 11, 1996 and by Citizens's Board of Directors on August 8, 1996 were terminated at the time of the merger announcement.

Profitability Measures And Capital Resources
(Table 1)

Profitability measures for both the third quarter and the first nine months of 1996, in comparison to the same periods in 1995, reflect the impact of the nonrecurring items recorded in the third quarter of the current year. Return on average assets was 0.85% in the third quarter and 1.14% the first nine months of 1996, compared to 1.25% and 1.24%, respectively, for 1995. Return on average equity was 10.42% for the third quarter of 1996, compared to 14.74% for the third quarter of 1995. For the first nine months of 1996, return on average equity was 13.96%, compared to 14.84% for the first nine months of the previous year.

   Average equity to assets of 8.14% for the third quarter of 1996 compared to 8.51% in the third quarter of 1995. Average equity to assets for the first nine months of 1996 was 8.51%, compared to 8.36% for the same period of 1995. Period-end equity to assets of 7.85% at September 30, 1996 compared to a September 30, 1995 ratio of 8.30%.

   Risk-based capital ratios are additional measures of capital adequacy. At September 30, 1996, Crestar's consolidated risk-adjusted capital ratios were 9.0% for Tier 1 and 12.2% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 7.5% at September 30, 1996 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 6.9% at September 30, 1996. Under Federal Deposit Insurance Corporation (FDIC) rules, each of Crestar's three subsidiary banks as well as Crestar's savings bank subsidiary were considered "well-capitalized" as of September 30, 1996, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.

Net Interest Margin And Net Interest Income
(Tables 3 and 15)

Crestar's net interest margin for the third quarter of 1996 was 4.66%, an improvement of 9 basis points from the margin recorded in the third quarter of 1995. The improvement was due to favorable changes in rates paid on funding sources, yields on loan and security portfolios, and in interest income arising from off-balance sheet hedge transactions. These factors served to offset the impact of unfavorable changes in the composition of earning assets and funding sources.

   Positive influences on the third quarter 1996 margin include favorable changes in the average rates paid on interest bearing deposits and other sources of funds. Average rates paid on interest-bearing demand deposits were 2.92% during the third quarter of 1996, down 30 basis points from the third quarter of 1995. Average rates paid on regular savings deposits also decreased, from 2.72% in the third quarter of 1995 to 2.51% in the third quarter of 1996. Similarly, rates paid on domestic time deposits decreased, from 5.34% in the third quarter of 1995 to 5.08% in the third quarter of 1996. The average rate paid on total savings and time deposits fell from 4.01% to 3.77% during this time period. Rates paid on short-term borrowings also declined from the levels of third quarter 1995, and averaged 5.24% for the third quarter of 1996. Yields on long-term debt were relatively unchanged. The average rate paid on Crestar's total sources of funds in the third quarter of 1996 was 3.51%, reflecting a decline of 21 basis points from the same period of 1995.

   Despite the lower interest rate environment in the third quarter of 1996, the average yield on loan balances outstanding increased from 8.79% in the third quarter of 1995 to 8.81% in the third quarter of 1996, due primarily to the higher yields in the bank card loan portfolio. Average rates on bank card loans increased from 11.29% in the third quarter of 1995 to 12.47% in the third quarter of 1996, in part due to the expiration of low introductory loan interest rates on selected bank card accounts. Yields on real estate-income property loans also increased from third quarter 1995 results, while other loan categories displayed lower yields.

   Lower average yields on securities available for sale, which were 6.32% in third quarter 1996 versus 6.35% in the same period of 1995, negatively impacted Crestar's net interest margin. Average yields increased on the much smaller securities held to maturity portfolio. Yields on money market investments were 5.36% for the third quarter of 1996 versus 6.05% for the third quarter of 1995, in part reflecting a lower average federal funds rate on overnight deposits. In total, interest rate spreads had a positive impact of 20 basis points on Crestar's third quarter 1996 net interest margin, when compared to the third quarter of 1995.

   Changes in the earning asset mix decreased the third quarter 1996 net interest margin by approximately 8 basis points when compared to the third quarter of 1995. Loans as a percentage of total earning assets decreased from an average of 77% during the third quarter of 1995 to 71% for the same period of 1996. Average total loans were $11.2 billion during the third quarter of 1996, compared to $11.6 billion during the third quarter of 1995. Average bank card loans experienced a slight decline during the third quarter period. Marketing efforts directed to new accounts have been curtailed from previous levels, in light of higher industry-wide delinquency statistics. Average consumer real estate loans were down $695 million, or 20%, from third quarter 1995, with average instalment loan balances increasing by $312 million or 13% during this period. Reductions in consumer real estate mortgage loans reflect efforts to rebalance the Corporation's loan portfolio, through selected sales of residential mortgage loans, following the 1995 acquisitions of three savings and loan institutions. Average business loans for the third quarter of 1996 reflect an increase of 3% over the same period of 1995, as growth in Crestar's commercial loan portfolio offset declines in real estate - income property and real estate - construction loan balances. Average money market investments decreased, from $271 million in the third quarter of 1995 to $210 million for the same quarter of 1996. Significant increases in average balances of mortgage loans held for sale primarily reflect higher volumes in Crestar's mortgage banking subsidiary. Average balances in the third quarter of 1996 were $957 million, representing 6% of average total earning assets during this period. Average balances during the second quarter of 1995 were $485 million.

   With regards to funding sources, interest-bearing deposits represented 63% of total funding sources in the third quarter of 1996, versus 68% of funding sources in the same period of 1995. Competitive pricing for deposits among financial institutions, in addition to the impact of selected branch closings during the last twelve months, resulted in decreases in average balances for most deposit categories. Average total deposits experienced a decrease of $198 million, or 2%, from the third quarter of 1995. Average balances of short-term borrowings increased by $457 million during this same time period. When coupled with the impact of changes to Crestar's earning asset mix, this resulted in a net 14 basis point decrease in the third quarter 1996 net interest margin, versus the third quarter of 1995, arising from changes in Crestar's total balance sheet mix.

   Off-balance sheet hedge transactions made a negative impact on net interest income of $0.2 million during the third quarter of 1996, which was composed of $0.2 million decrease in interest income and a negligible decrease in interest expense, based on the underlying asset or liability being hedged. In the third quarter of 1995 the comparable impact of hedging activity was a decrease to Crestar's net interest income of $2.2 million, which consisted of a $1.9 million decrease in interest income and a $0.3 million increase in interest expense. In comparison to third quarter 1995, such off-balance sheet transactions had a positive impact of 3 basis points on third quarter 1996's net interest margin, partially offsetting the unfavorable impact on Crestar's net interest margin of 14 basis points from changes in balance sheet mix. The impact of nonperforming assets on third quarter 1996's net interest margin, in comparison to the same period of 1995, was not significant.

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

   As a result of the 9 basis point increase in the net interest margin and a 5% increase in average earning assets, net interest income for the third quarter of 1996 increased by $11.5 million, or 7% over the third quarter of 1995. Tax-equivalent net interest income similarly increased by 6% during this period. For the first nine months, tax equivalent net interest income increased 6% over 1995 as a result of a 3 basis point increase in the net interest margin and a 6% increase in average earning assets. Changes to the earning assets mix for the year-to-date period had a unfavorable impact of 4 basis points, while changes to the funding mix resulted in an 6 basis point negative impact to the year-to-date margin. Unfavorable interest rate spreads for the comparable nine month period decreased net interest margin by 7 basis points. Off-balance sheet hedge transactions had a positive impact on the margin, in comparison to year-to-date 1995 results, of approximately 20 basis points. Off-balance sheet hedge transactions made a positive contribution to net interest income of $1.6 million during the first nine months of 1996, which was composed of $1.6 million increase in interest income and a negligible decrease in interest expense, based on the underlying asset or liability being hedged. In the first nine months of 1995 the comparable impact of hedging activity was a decrease to Crestar's total interest income of $5.4 million, which consisted of a $5.0 million decrease in interest income and a $0.4 million increase in interest expense.

Risk Exposures And Credit Quality
(Tables 4 - 7)

Crestar's financial condition as of the end of the third quarter of 1996 exhibited strong overall credit quality. The allowance for loan losses was $236 million at September 30, 1996, representing 2.10% of period-end loans, 282% of period-end nonperforming assets, and a 354% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $62.0 million at September 30, 1996, with consumer loans representing 83% of this balance.

   At September 30, 1996, nonperforming assets of $83.7 million were down $5.4 million or 6% from September 30, 1995, and down $9.7 million or 10% from December 31, 1995. The ratio of nonperforming assets to loans and foreclosed properties at September 30, 1996 was 0.74%, compared to 0.79% at December 31, 1995 and 0.76% at September 30, 1995.

   The provision for loan losses was $23.2 million for the third quarter of 1996, an increase of $8.9 million from the $14.2 million provision expense recorded in the third quarter of 1995. Provision expense in the second quarter of 1996 was $22.5 million. Net charge-offs totaled $24.4 million in the third quarter of 1996, compared to $16.9 million in the comparable period of 1995. Net charge-offs as a percentage of average loans were 0.87% for the third quarter of 1996, compared to 0.58% in the same period of 1995, and 0.83% for the second quarter of 1996. Business loans experienced net recoveries of $1.3 million in the third quarter of 1996, compared to net recoveries of $2.7 million in the comparable quarter of 1995. Consumer loan net charge-offs totaled $25.8 million in the third quarter of 1996, compared to net charge-offs of $25.1 million in the second quarter of 1996 and $19.6 million in the third quarter of 1995.

   The largest proportion of net loan charge-offs during the third quarter of 1996, and for the first nine months of 1996, occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $20.8 million in the third quarter of 1996, compared to $20.2 million in the second quarter of 1996 and $14.1 million in 1995's third quarter. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 5.58% in the third quarter of 1996, 5.23% for the second quarter of 1996, and 3.53% in the third quarter of 1995. A primary reason for the increase in net bank card loan charge-offs is consumer bankruptcies relating to the significant growth of Crestar's bank card portfolio experienced during 1993 through 1995. The delinquency and loss characteristics of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. Crestar's bank card outstandings, which experienced considerable growth from 1993 through mid-1995, have experienced higher net charge-off levels as the newer portfolios have "seasoned." In addition, increases in the net bank card loan charge-off ratio (net bank card loan charge-offs as a percentage of average bank card loans) reflect (a) an industry-wide trend of adverse payment performance by credit card holders, (b) increased competition for credit-worthy bank card customers, and (c) Crestar's restrictions on its marketing programs pending a reassessment of marketing strategies. Crestar's recent bank card loan charge-off experience is comparable to current industry-wide averages. Lower net charge-offs were recorded in the consumer instalment loan portfolio in the third quarter of 1996 compared to the third quarter of 1995, while residential real estate net charge-offs increased modestly.

   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). As shown in Table 4, REDI outstanding balances have remained relatively stable and totaled $1.1 billion at September 30, 1996. This balance represented 10% of the total loan portfolio at that date. At year-end 1995, REDI loan balances constituted 11% of the total loan portfolio. REDI nonperforming assets were $44.8 million at September 30, 1996, compared to $50.1 million at December 31, 1995. Table 5 provides the property type and geographic diversification of the current REDI portfolio.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms.

Potential problem loans, not included in Table 7, totaled approximately $127 million at September 30, 1996. Over 90% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $202 million at June 30, 1996 and $190 million at September 30, 1995. Fluctuations in potential problem loans balances from quarter to quarter should be viewed in the context of the size of Crestar's total loan portfolio, which was $11.2 billion at September 30, 1996.

Noninterest Income And Expense
(Table 8)

Noninterest income totaled $74.7 million in the third quarter of 1996, a $0.3 million decrease from the third quarter period of 1995. During the third quarter of 1996, Crestar recorded a charge of $5.0 million to accrue for the cost of closing selected branches as part of the Corporation's strategy of refining its service delivery systems. Of the total charge of $5.0 million, $4.5 million was classified as a loss on disposal of branches, resulting in a reduction of noninterest income. Results for the third quarter of 1995 include a net gain of $4.7 million on branch closings and sales (including sale of related branch deposit accounts). Excluding the impact of these two items from third quarter 1996 and 1995 results, and excluding securities gains and losses, third quarter 1996 noninterest income increased $8.7 million or 12% from third quarter 1995 results. This increase reflects growth in most noninterest income categories, with an especially strong increase in mortgage origination income. Reflecting increased merchant fee volume, bank card-related fee income increased by $0.8 million, or 6%, in comparison to the third quarter of 1995. Trust and investment advisory income increased 9% from third quarter 1995 levels, while service charges on deposit accounts increased 4% in comparison to the third quarter of 1995. Mortgage origination income for the third quarter of 1996 totaled $6.0 million, or $2.5 million higher than the results reported in the third quarter of 1995. These results for the third quarter of 1996 reflect a higher level of mortgage originations, and increased gains recorded on the sale of mortgage loans held for sale. Mortgage servicing income increased 4% during the quarter. During the third quarter of 1996, Crestar recorded a gain of $1.9 million arising from the sale of selected residential mortgage loans from the Corporation's consumer loan portfolio. For the nine months ended September 30, 1996, gains on sale of loans amounted to a total of $6.5 million, versus $1.1 million in the comparable period of 1995. These gains are classified as miscellaneous noninterest income in Table 8, as are gains and losses on branch closings and sales.

   Noninterest expense increased $42.6 million, or 29%, in the third quarter of 1996 when compared to the same period of 1995. Most of this increase is attributable to the $34.1 million pre-tax ($21.5 million after-tax) charge for a non-recurring assessment on the Corporation's SAIF insured deposits. The assessment is included in net FDIC premium expense, in Table 8, for the third quarter of 1996. Excluding the SAIF assessment, noninterest expense increased 7% in the third quarter of 1996, versus the third quarter of 1995. Total personnel costs, Crestar's largest expense category, were $87.8 million in the three month period ended September 30, 1996, an increase of 7% in comparison to the same period of 1995. A significant portion of this increase is to due higher commission levels arising from significant growth in mortgage origination revenue. Management continues to emphasize prudent control of noninterest expenses and assimilation of acquisitions in a cost-effective manner.

   Foreclosed properties expense for the quarter ended September 30, 1996 was $838 thousand, compared to an expense of $707 thousand in the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, foreclosed properties expense was a net recovery of $203 thousand, compared to a net recovery of $835 thousand for the first nine months of 1995. The net recoveries are primarily a result of gains recorded from sales of properties exceeding foreclosed property operating expenses during the periods presented.

   The effective tax rate for third quarter and first nine months of 1996 was 10.4% and 31.2%, respectively, compared to 36.1% and 34.8% for the comparable periods of 1995. During the third quarter of 1996, Crestar recorded a non-recurring $10.6 million reduction of income tax expense. This reduction of expense arose from the repeal of the tax law that previously required, under certain circumstances, thrift institutions to recapture into taxable income the pre-1988 loan loss allowance. Crestar had recorded the charge at the time of the merger with Loyola Capital Corporation on December 31, 1995. Excluding the impact of the repealed tax legislation, the effective income tax rate was 36.1% for the third quarter of 1996, and 36.1% for the first nine months of 1996. Other fluctuations in Crestar's effective tax rates for the nine months ended September 30, 1996, compared to the same period of 1995, were caused by reduced proportions of tax-exempt interest and dividends, increased provisions for state income taxes and higher levels of nondeductible goodwill in 1996 versus the same periods of 1995. Financial statement note 10 contains additional information concerning income taxes.

Financial Condition
(Table 9)

Crestar's assets totaled $18.3 billion at September 30, 1996, compared to $18.3 billion in assets at December 31, 1995, and $17.3 billion at September 30, 1995. The increase from September 30, 1995 is primarily due to an increase in the Corporation's holdings of securities available for sale, and in certificates of deposit of $100,000 and over. Loans totaled $11.2 billion at September 30, 1996, compared to $11.8 billion at year-end 1995. Total deposits were $13.6 billion at September 30, 1996 compared to $13.3 billion at December 31, 1995. Excluding certificates of deposit of $100,000 and over, deposits were down by 5% from year-end 1995. The consolidation of certain branches acquired in the December 31, 1995 merger with Loyola has been a factor in declines in some deposit balances.

   In the fourth quarter of 1995, Crestar transferred selected securities from the held to maturity portfolio to the available for sale securities portfolio. At the time of transfer, the securities reclassified had a fair market value of approximately $963 million. The transfer further strengthened the liquidity position of Crestar by increasing the balance of securities available for sale. With respect to the securities held to maturity portfolio, market value exceeded the carrying value at September 30, 1996 by $1.3 million, consisting of $1.6 million in unrealized gains and $0.3 million in unrealized losses. At September 30, 1996, the amortized cost of securities available for sale exceeded the fair value of such securities by $62.8 million, consisting of $4.7 million in unrealized gains and $67.5 million in unrealized losses. Shareholders' equity at September 30, 1996 reflects a $40.4 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to an increase of $11.1 million at December 31, 1995 arising from net unrealized gains on securities available for sale. At September 30, 1995, Crestar's shareholders' equity reflected a $2.6 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and purchases, sales, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on the future operating results or liquidity of Crestar.

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

   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. The "Other taxable securities" classification of Crestar's securities available for sale portfolio (see footnote 3 to the consolidated financial statements) at September 30, 1996 is primarily composed of CMO securities with a fair value of approximately $257 million, and pass-through securities backed by credit card receivables of approximately $74 million (fair value).

   During the third quarter of 1996, Crestar sold approximately $1.5 billion of securities classified as available for sale, generating securities gains of $97 thousand. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation.

   During the third quarter of this year, Crestar purchased and retired 531,500 shares of common stock, and has purchased and retired 1.5 million shares of common stock during the first nine months of 1996. Purchases during the third quarter of 1996 were made at an average price of $56.54 per common share. On July 11, 1996 Crestar's Board of Directors approved the purchase on the open market of up to 3.4 million shares of the Corporation's outstanding common stock. A total of 492,000 common shares were repurchased under this authorization in the third quarter of 1996, before the recission of the July 1996 repurchase plan by the Board on September 16, 1996. The Board decision to rescind was based upon a coterminous decision to vote to merge with Citizens Bancorp in a transaction to be accounted for as a pooling of interests business combination. Also during the third quarter, 39,500 common shares were repurchased under an April 1996 Board authorization, which approved the repurchase of up to 1.0 million common shares to meet the recurring needs of Crestar's dividend reinvestment plan, thrift and profit sharing plan and other employee benefit plans. As of September 30, 1996 Crestar had a remaining authorization to purchase and retire up to 515,000 shares of common stock, which represented the remaining April 1996 Board authorization.

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

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 60% of total funding sources at September 30, 1996, compared to 64% of total funding sources at September 30, 1995. As an additional indication of adequate liquidity, securities available for sale represented 21%, and money market investments represented 5%, of Crestar's total earning assets at September 30, 1996.

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

   The primary tool used by ALCO in assessing interest rate exposure is net interest income simulations. The committee establishes limits on net interest income at risk for a relevant planning period of 9 to 24 months. A net interest income forecast is prepared regularly based on a consensus interest rate forecast, in addition to numerous high and low interest rate scenarios of up to and including 300 basis points from current interest rates. The time period evaluated is linked to the current planning horizon. The various interest rate scenarios represent a reasonable range of interest rates. By its nature the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and speeds. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the assumed effects of interest rate caps and floors, and variances in the level of prepayment rates on loans and securities as a function of interest rates. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Based on the most recent simulations as of September 30, 1996, Crestar's projected net interest income under the consensus interest rate scenario for 1997 would decrease by approximately 5% in a high rate scenario, and would decrease by approximately 1% in a low interest rate scenario. These projections were well within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position, and acceptable operating environment, under the high, low and consensus interest rate scenarios.

   A second interest sensitivity tool is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using mathematical rate simulation techniques. Crestar has been developing this tool and is incorporating it as another component of interest rate risk management to supplement the results achieved through net interest income simulation. The Corporation's measurement and interpretation process for market valuation models continues to be in a developmental stage.

   Another interest rate risk tool used by Crestar is the interest rate "gap", or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 10, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 1996. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $3.7 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

   In addition to the traditional gap measurement presentation, Table 10 also presents interest sensitivity on an adjusted basis. The first of these adjustments is made through the use of beta factors, which are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of the Corporation's commercial demand deposit balances to the level of interest rates. This adjustment, based on historical trends and estimated as a percentage of commercial interest bearing demand deposits, reflects a greater sensitivity on the part of commercial demand deposits to fluctuating interest rates, than experienced with consumer deposits. On a cumulative twelve-month basis, Crestar had a liability sensitive "adjusted gap" at September 30, 1996, with $737 million excess of interest-sensitive sources of funds over uses of funds. In comparison, the level of total earning assets at September 30, 1996 was $16.5 billion. The static gap and adjusted gap do not include $1.55 billion (notional amount) of interest rate caps to potentially offset the effect of rising interest rates on the securities available for sale portfolio, and $0.2 billion (notional amount) of interest rate caps to potentially offset the effect of rising interest rates on the value of fixed rate real estate-income property loans. In addition, the static gap and adjusted gap do not include $1.0 billion (notional amount) of interest rate floors to potentially offset the effect of falling interest rates on the fair value of fixed rate domestic time deposits.

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

   As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at September 30, 1996 are utilized to convert certain variable rate assets to fixed rates as part of the Corporation's interest risk management strategy. Interest rate caps are utilized to minimize interest rate risk associated with rising rates on both fixed rate securities and floating rate money market deposits. Interest rate floors are utilized to minimize interest rate risk associated with falling rates on fixed rate domestic time deposits. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at September 30, 1996, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions.

   The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $4.2 billion at September 30, 1996. Forward contracts with a notional amount of $1.1 billion, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at September 30, 1996, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $5.2 billion at September 30, 1996. Tables 11, 12, and 13 present information regarding fair values, maturity, average rates, and activity as of and for the nine month period ending September 30, 1996 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $28.4 million as of September 30, 1996. Financial statement note 11 contains additional information pertaining to these types of agreements.

New Accounting Standards

During the second quarter the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. At present, Crestar is assessing the impact of adoption of this new standand.

Table 1    Financial Highlights

Dollars in millions, except per share data            Three Months                    Nine Months

                                                                         %                               %
For the Period Ended September 30                1996       1995    Change       1996       1995    Change
Net Income                                      $36.8      $52.1       (29)    $149.0     $153.5        (3)
Dividends Declared on Common Stock               21.9       18.9        16       63.8       53.3        20
Per Common Share:
  Net Income                                    $ .86      $1.19       (28)    $ 3.44     $ 3.51        (2)
  Dividends Declared                              .52        .45        16       1.49       1.30        15
Average Shares Outstanding (000s)              42,916     43,686        (2)    43,282     43,702        (1)
===========================================================================================================
Key Ratios
Return on Average Assets                          .85%      1.25%                1.14%      1.24%
Return on Average Equity                        10.42      14.74                13.96      14.84
Average Equity to Average Assets                 8.14       8.51                 8.15       8.36
Net Interest Margin                              4.66       4.57                 4.65       4.62
At September 30
Book Value Per Share                                                           $33.84     $33.47         1
Equity to Assets                                                                 7.85%      8.30%
Risk Adjusted Capital Ratios:
  Tier I                                                                          9.0        9.2
  Total                                                                          12.2       12.6
Common Shares Outstanding (000s)                                               42,350     42,906
===========================================================================================================

Table 2    Analysis Of Earnings Per Common Share

                                                                        3rd Qtr. 1996        3rd Qtr. 1996
                                                                                  vs.                  vs.
                                                                        3rd Qtr. 1995        2nd Qtr. 1996
Earnings Per Common Share - prior period                                        $1.19                $1.31
-----------------------------------------------------------------------------------------------------------
Interest income                                                                   .14                 (.09)
Interest expense                                                                  .03                  .03
Provision for loan losses                                                        (.13)                (.01)
Other noninterest income                                                         (.01)                (.17)
Foreclosed properties expense                                                       -                 (.01)
SAIF assessment(1)                                                               (.50)                (.50)
Other noninterest expense                                                        (.13)                 .04
Income taxes                                                                      .25                  .25
Decreased shares outstanding                                                      .02                  .01
-----------------------------------------------------------------------------------------------------------
Net increase                                                                     (.33)                (.45)
-----------------------------------------------------------------------------------------------------------
Earnings Per Common Share - current period                                      $ .86                $ .86
===========================================================================================================

(1) During the third quarter of 1996 Crestar recorded a one-time after-tax charge of $21.5 million, or $.50 per share associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund (SAIF).

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis(1)

Dollars in thousands
                                                  2nd Qtr.
              3rd Qtr.                             Average
          Average Balance        Increase          Balance
       1996            1995     (Decrease)            1996
          $               $              %               $
  3,084,870       2,914,375              6       3,111,723          Commercial
    898,370         921,335             (2)        898,461          Real estate - income property
    230,157         265,137            (13)        245,620          Real estate - construction
  2,736,200       2,424,481             13       2,743,503          Instalment
  1,492,550       1,590,871             (6)      1,547,704          Bank card
  2,773,341       3,467,947            (20)      2,945,326          Real estate - mortgage
-------------------------------------------------------------------------------------------------------------------------------
 11,215,488      11,584,146             (3)     11,492,337             Total loans - net of unearned income(2)
-------------------------------------------------------------------------------------------------------------------------------
     71,162       1,095,763            (94)         79,479          Securities held to maturity
  3,367,969       1,597,599            111       3,275,398          Securities available for sale
    210,087         271,073            (22)        298,163          Money market investments
    957,035         484,852             97         863,544          Mortgage loans held for sale
-------------------------------------------------------------------------------------------------------------------------------
 15,821,741      15,033,433              5      16,008,921            Total earning assets
===============================================================================================================================
  4,907,229       4,777,574              3       4,949,910          Interest-bearing demand deposits
  1,264,078       1,374,628             (8)      1,291,885          Regular savings deposits
  3,853,797       4,070,890             (5)      3,979,103          Domestic time deposits
-------------------------------------------------------------------------------------------------------------------------------
 10,025,104      10,223,092             (2)     10,220,898            Total interest-bearing core deposits
-------------------------------------------------------------------------------------------------------------------------------
  2,584,443       1,778,955             45       2,670,882          Purchased liabilities
    676,147         692,134             (2)        698,996          Long-term debt
-------------------------------------------------------------------------------------------------------------------------------
 13,285,694      12,694,181              5      13,590,776            Total interest-bearing liabilities
  2,536,047       2,339,252              8       2,418,145          Other sources - net
-------------------------------------------------------------------------------------------------------------------------------
 15,821,741      15,033,433              5      16,008,921            Total sources of funds
-------------------------------------------------------------------------------------------------------------------------------
                                                                    Net Interest Income
===============================================================================================================================

(1) Tax-equivalent basis.
(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(3) Includes tax-equivalent net loan fees of $1.3 million and $622,000 for the third quarter of 1996 and 1995, respectively, and $1.0 million for the second quarter of 1996.

                                                             3rd Qtr.
                                                                          1996 vs. 1995                               2nd Qtr.
                                                 Income/Expense(3)          Increase      Change due to(4)         Income/Expense(3)
                                                 1996            1995      (Decrease)     Rate(5)       Volume               1996
                                                    $               $              $          $              $                  $
Commercial                                     61,932          60,260          1,672     (1,879)         3,551             62,367
Real estate - income property                  19,835          19,857            (22)       472          (494)             19,754
Real estate - construction                      5,717           6,888         (1,171)      (264)         (907)              5,913
Instalment                                     60,073          55,989          4,084     (3,042)         7,126             61,327
Bank card                                      45,654          44,811            843      3,620          (2,777)           47,308
Real estate - mortgage                         53,289          67,805        (14,516)      (957)         (13,559)          57,309
---------------------------------------------------------------------------------------------------------------------------------
   Total loans - net of unearned income(2)    246,500         255,610         (9,110)      (981)         (8,129)          253,978
---------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity                     1,620          17,767        (16,147)     1,337          (17,484)           1,795
Securities available for sale                  53,094          26,684         26,410     (2,127)         28,537            52,513
Money market investments                        2,833           4,136         (1,303)      (372)         (931)              3,932
Mortgage loans held for sale                   18,494           8,799          9,695      1,040          8,655             16,152
---------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                        322,541         312,996          9,545     (6,863)         16,408           328,370
=================================================================================================================================
Interest-bearing demand deposits               35,979          38,809         (2,830)    (4,327)         1,497             35,440
Regular savings deposits                        7,977           9,420         (1,443)      (685)         (758)              8,145
Domestic time deposits                         48,889          54,507         (5,618)    (2,719)         (2,899)           51,126
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits         92,845         102,736         (9,891)    (7,894)         (1,997)           94,711
---------------------------------------------------------------------------------------------------------------------------------
Purchased liabilities                          34,243          25,270          8,973     (2,463)         11,436            34,213
Long-term debt                                 12,238          12,515           (277)        12          (289)             12,475
---------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          139,326         140,521         (1,195)    (7,760)         6,565            141,399
Other sources - net
---------------------------------------------------------------------------------------------------------------------------------
  Total sources of funds                      139,326         140,521         (1,195)    (8,583)         7,388            141,399
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                           183,215         172,475         10,740      1,720          9,020            186,971
=================================================================================================================================


                                                      3rd Qtr. 1996 vs. 2nd Qtr. 1996
                                                      Increase       Change due to(4)
                                                     (Decrease)       Rate(5)      Volume

                                                             $             $            $
Commercial                                                (435)          103         (538)
Real estate - income property                               81            83           (2)
Real estate - construction                                (196)          176         (372)
Instalment                                              (1,254)       (1,091)        (163)
Bank card                                               (1,654)           84       (1,738)
Real estate - mortgage                                  (4,020)         (687)      (3,333)
------------------------------------------------------------------------------------------
   Total loans - net of unearned income(2)              (7,478)       (1,335)      (6,143)
------------------------------------------------------------------------------------------
Securities held to maturity                               (175)           13         (188)
Securities available for sale                              581          (903)       1,484
Money market investments                                (1,099)           63       (1,162)
Mortgage loans held for sale                             2,342           591        1,751
------------------------------------------------------------------------------------------
  Total earning assets                                  (5,829)       (1,977)      (3,852)
==========================================================================================
Interest-bearing demand deposits                           539           734         (195)
Regular savings deposits                                  (168)            7         (175)
Domestic time deposits                                  (2,237)         (625)      (1,612)
------------------------------------------------------------------------------------------
  Total interest-bearing core deposits                  (1,866)          (43)      (1,823)
------------------------------------------------------------------------------------------
Purchased liabilities                                       30         1,135       (1,105)
Long-term debt                                            (237)          171         (408)
------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                    (2,073)        1,110       (3,183)
Other sources - net
------------------------------------------------------------------------------------------
  Total sources of funds                                (2,073)         (415)      (1,658)
------------------------------------------------------------------------------------------
Net Interest Income                                     (3,756)       (1,562)      (2,194)
==========================================================================================

(4) Variances are computed on a line-by-line basis and are non-additive.
(5) Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4    Loans To Real Estate Developers And Investors (REDI)

In millions                                                 September 30,
                                                                                   June 30,   December 31,
                                                           1996          1995          1996           1995
Commercial - developer lines                            $ 101.8        $ 69.1       $ 134.2        $ 105.2
Commercial - other                                          0.7          57.0          47.4           51.5
Real estate - income property                             886.0         917.6         883.6          910.2
Real estate - construction                                153.2         212.6         166.1          182.7
-----------------------------------------------------------------------------------------------------------
  Total REDI loans                                     $1,141.7      $1,256.3      $1,231.3       $1,249.6
===========================================================================================================

Table 5    Loans To Real Estate Developers And Investors--
Geographic Distribution And Property Type
September 30, 1996

                                                                             Region
In millions
                                            Total       Greater
                                      Corporation    Washington    Maryland   Eastern    Western   Capital
Land acquisition and development           $ 84.2        $ 38.2      $ 16.9    $ 22.5      $ 2.7     $ 3.9
Residential developments                    284.3         102.3        71.8      64.5       28.2      17.5
Commercial projects:
  Office buildings                          174.6          75.9        55.2      24.5        6.5      12.5
  Retail stores and malls                   226.1         136.0        38.8      25.8       10.4      15.1
  Hotels and motels                         110.0          37.4        12.5      32.7       14.4      13.0
  Industrial buildings                      115.5          63.0        21.1      12.9        5.4      13.1
-----------------------------------------------------------------------------------------------------------
    Total commercial projects               626.2         312.3       127.6      95.9       36.7      53.7
-----------------------------------------------------------------------------------------------------------
Special use                                  61.1          14.4        22.8      17.6        5.3       1.0
Other                                        85.9          46.3         8.0      12.4        4.3      14.9
-----------------------------------------------------------------------------------------------------------
  Total REDI loans                       $1,141.7        $513.5      $247.1    $212.9      $77.2     $91.0
-----------------------------------------------------------------------------------------------------------

Table 6    Allowance For Loan Losses


Dollars in thousands                                       Third Quarter       Nine Months Ended Sept. 30,
                                                           1996          1995            1996         1995
Beginning balance                                      $237,020      $237,717        $240,285     $232,922
-----------------------------------------------------------------------------------------------------------
Allowance from acquisitions and other activity - net          -          (100)           (888)       5,356
Provision for loan losses                                23,170        14,231          65,970       38,268
-----------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial                                             (1,188)         (180)         (1,450)         238
  Real estate - income property                            (252)       (1,511)         (2,563)      (1,225)
  Real estate - construction                                128          (990)           (582)      (1,956)
  Instalment                                              4,477         5,430          13,680        7,523
  Bank card                                              20,810        14,052          59,011       36,212
  Real estate - mortgage                                    468            87           1,524          794
-----------------------------------------------------------------------------------------------------------
    Total net charge-offs                                24,443        16,888          69,620       41,586
-----------------------------------------------------------------------------------------------------------
Balance, June 30                                       $235,747      $234,960        $235,747     $234,960
===========================================================================================================
Allowance for loan losses to period-end loans              2.10%         2.00%           2.10%        2.00%
Annualized net charge-offs to average loans                 .87           .58             .81          .48
===========================================================================================================

Table 7    Nonperforming Assets(1) And Past Due Loans


Dollars in thousands

                                                              September 30,             December 31,
                                                                  1996              1995            1995
Nonaccrual loans:
  Commercial                                                     $13,926           $22,540         $21,731
  Real estate - income property                                   15,513            21,050          23,913
  Real estate - construction                                      11,441             5,963           4,712
  Instalment                                                       2,153             5,666           5,425
  Real estate - mortgage                                          23,593            12,278          19,925
-----------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                        66,626            67,497          75,706
Restructured loans                                                     -             1,455               -
-----------------------------------------------------------------------------------------------------------
    Total nonperforming loans(1)                                  66,626            68,952          75,706
Foreclosed properties - net                                       17,030            20,100          17,655
-----------------------------------------------------------------------------------------------------------
    Total nonperforming assets(1)                                $83,656           $89,052         $93,361
===========================================================================================================
Nonperforming assets1 to:
  Loans and foreclosed properties - net                              .74%              .76%            .79%
  Total assets                                                       .46               .51             .51
Allowance for loan losses to:
  Nonperforming assets1                                              282               264             257
  Nonperforming loans1                                               354               341             317
Allowance for loan losses plus shareholders'
  equity to nonperforming assets(1)                                19.95x            18.77x          18.12x
============================================================================================================
Accruing loans past due 90 days:
  Commercial                                                      $8,981            $1,460         $ 5,992
  Real estate - income property                                    1,710               991              19
  Real estate - construction                                           -               306             926
  Instalment
    Student                                                       16,717             8,812           9,101
    Other                                                          5,603             2,962           3,448
  Bank card                                                       23,695            16,654          20,430
  Real estate - mortgage                                           5,326            10,530          10,304
-----------------------------------------------------------------------------------------------------------
    Total accruing loans past due 90 days                        $62,032           $41,715         $50,220
===========================================================================================================

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 8    Summary Of Noninterest Income And Expense


In thousands                                                                Second     Nine Months Ended
                                                      Third Quarter        Quarter        September 30,
Noninterest Income                                     1996        1995       1996        1996        1995
Service charges on deposit accounts                $ 24,107    $ 23,203   $ 23,191    $ 68,908    $ 67,236
Trust and investment advisory                        16,462      15,064     15,517      47,541      42,802
Bank card-related                                    12,926      12,138     12,561      36,501      35,192
Mortgage origination - net                            5,955       3,471      9,958      21,567       6,291
Mortgage servicing - net                              3,842       3,709      4,019      12,320      11,792
Commissions on letters of credit                      1,301       1,263      1,068       3,839       3,787
Trading account activities                              694         416        994       1,740       1,697
Gain on sale of mortgage servicing rights                 -           -        750       4,750       5,900
Gain on pension settlement                                -           -          -           -       4,340
Miscellaneous                                         9,285      15,780     17,732      40,876      38,833
Securities gains (losses)                                97         (69)       288       2,740      (3,529)
------------------------------------------------------------------------------------------------------------
  Total noninterest income                         $ 74,669    $ 74,975   $ 86,078    $240,782    $214,341
============================================================================================================
Noninterest Expense
Salaries                                           $ 69,787      66,032     69,944    $206,107    $198,615
Benefits                                             18,006      16,236     17,304      53,165      49,186
------------------------------------------------------------------------------------------------------------
  Total personnel                                    87,793      82,268     87,248     259,272     247,801
Occupancy - net                                      11,985      11,885     11,927      36,666      35,845
Equipment                                             7,611       7,748      7,679      22,988      23,422
Communications                                        8,539       7,476      8,572      25,263      22,694
Professional fees and services                        5,597       4,118      5,120      14,941      11,259
Advertising and marketing                             4,773       3,972      5,160      15,123      13,294
Outside data services                                 5,629       5,831      6,003      17,356      17,672
Loan expense                                          2,810       2,155      3,436       8,514       6,075
FDIC premiums - net                                  37,375       2,893      3,310      44,063      17,584
Stationery, printing and supplies                     2,097       1,936      2,524       6,907       6,681
Transportation                                        1,609       1,636      1,613       4,791       4,990
Amortization of purchased intangibles                 4,185       3,600      4,015      12,247      10,177
Miscellaneous                                        10,339      12,345     12,131      34,499      33,908
------------------------------------------------------------------------------------------------------------
  Subtotal                                          190,342     147,863    158,738     502,630     451,402
Foreclosed properties (net recoveries)                  838         707        304        (203)       (835)
------------------------------------------------------------------------------------------------------------
  Total noninterest expense                        $191,180    $148,570   $159,042    $502,427    $450,567
============================================================================================================

Table 9    Debt Ratings
(as of October 29, 1996)

                                                                                   Standard       Thomson
Security                                                              Moody's      & Poor's      BankWatch
8 3/4% Subordinated Notes due 2004                                       Baa1          BBB+             A-
8 1/4% Subordinated Notes due 2002                                       Baa1          BBB+             A-
8 5/8% Subordinated Notes due 1998                                       Baa1          BBB+             A-
Commercial Paper                                                          P-2     Not rated          TBW-1
Crestar Bank Deposit Notes:
  Long-Term                                                                A2             A      Not rated
  Short-Term                                                              P-1           A-1          TBW-1
===========================================================================================================

Table 10    Interest Sensitivity Analysis
September 30, 1996

In millions                                            Maturity/Rate Sensitivity

                                             0-3         3-6       6-12      One to        Over
Uses Of Funds                             months      months     months  five years  five years      Total
Loans:
  Commercial                            $2,216.1      $ 68.5      $ 93.6     $ 80.5    $ 718.7   $ 3,177.4
  Real estate - income property            470.8         9.1        14.0       28.8      367.0       889.7
  Real estate - construction               192.5         2.7          .6        2.0       29.7       227.5
  Instalment                             1,150.8       127.6       178.5      264.8      998.2     2,719.9
  Bank card                                447.7       161.2       247.8      440.4      153.2     1,450.3
  Real estate - mortgage                   140.5       271.4       371.7      668.9    1,319.7     2,772.2
Securities held to maturity                  2.9         1.0         2.3        3.9       59.7        69.8
Securities available for sale              414.0       147.0        67.6      132.2    2,759.9     3,520.7
Money market investments                   737.0         4.9          .1          -          -       742.0
Mortgage loans held for sale               909.6           -          -           -          -       909.6
------------------------------------------------------------------------------------------------------------
  Total earning assets                   6,681.9       793.4       976.2    1,621.5    6,406.1    16,479.1
Interest sensitivity hedges on assets     (450.0)     (950.0)         -           -    1,400.0           -
------------------------------------------------------------------------------------------------------------
  Total uses                            $6,231.9    $ (156.6)    $ 976.2   $1,621.5   $7,806.1   $16,479.1
============================================================================================================
Sources of Funds
Interest-bearing demand deposits        $4,833.0         $ -        $ -         $ -        $ -   $ 4,833.0
Regular savings deposits                 1,232.2           -          -           -          -     1,232.2
Domestic time deposits                     281.8       383.0       842.4    1,149.9    1,156.7     3,813.8
Certificates of deposit $100,000
  and over                                  82.0     1,005.5        38.2       15.2        3.4     1,144.3
Short-term borrowings                    1,968.4       112.5         2.2          -          -     2,083.1
Long-term debt                              11.7        18.0        19.4       30.7      588.7       668.5
------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities     8,409.1     1,519.0       902.2    1,195.8    1,748.8    13,774.9
Other sources - net                            -           -          -           -    2,704.2     2,704.2
Interest sensitivity hedges on liabilities     -       (40.0)         -           -       40.0           -
------------------------------------------------------------------------------------------------------------
  Total sources                         $8,409.1    $1,479.0     $ 902.2   $1,195.8   $4,493.0   $16,479.1
============================================================================================================
Cumulative maturity/rate
  sensitivity gap                      $(2,177.2)  $(3,812.8)  $(3,738.8) $(3,313.1)       $ -         $ -
============================================================================================================
Adjustments
Beta adjustments:
  Interest-bearing demand deposits
    (beta factor .40)                   $2,907.2
  Regular savings (beta factor .13)      1,073.5
Demand deposit sensitivity                (979.1)
------------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivity gap                        $ 824.4    $ (811.2)   $ (737.2)  $ (311.5)       $ -         $ -
============================================================================================================

Table 11    Off-Balance Sheet Derivative Financial Instruments (1)

September 30, 1996                                        Average
Dollars in thousands                           Weighted     Fixed   Estimated
                                    Notional    Average   Receive        Fair
                                     Balance   Maturity      Rate       Value   Comments
Interest Rate Conversions
  Generic interest rate swaps     $1,400,000   2.9 yrs.     5.87%               Notional amounts of $950
    Carrying amount (2)                                                  $150   million, $250 million and
    Commercial loan program                                                     $200 million convert floating
        Unrealized losses                                             (13,495)  rate commercial, instalment
        Instalment loan program                                                 and real estate mortgage
        Unrealized losses                                              (3,568)  loans respectively, to fixed rate.
       Real estate mortgage loan program                                        Floating rates paid tied
        Unrealized losses                                              (1,404)  to LIBOR.
-------------------------------------------------------------------------------------------------------------------
    Estimated fair value                                              (18,317)
-------------------------------------------------------------------------------------------------------------------

  Interest rate caps                  40,000   1.0 yrs.    5.88%(3)             Notional amount of $40 million
  Carrying amount (2)                                                       4   hedges the interest rate risk
      Money market deposit program                                              associated with rising interest
        Unrealized gains                                                  148   rates on floating rate money
                                                                                market deposits (strike rate tied
-------------------------------------------------------------------------------------------------------------------
    Estimated fair value                                                  152   to LIBOR).
-------------------------------------------------------------------------------------------------------------------
Market Value Hedges
  Interest rate caps               1,750,000   3.5 yrs.    7.57%(3)             Notional amount of $1.55 billion
  Carrying amount (2)                                                  19,584   hedges the market value of fixed
      Securities available for sale program (5)                                 rate securities available for sale
        Unrealized gross gains                                          1,079   (strike rate for $1 billion tied to
        Unrealized gross losses                                        (1,822)  yield on 5 year constant maturity
      Real estate income property loan program                                  U.S. Treasury securities; strike
        Unrealized losses                                                 (90)  rate for $550 million tied to
                                                                                LIBOR). Notional amount of
                                                                                $200 million hedges the market
                                                                                value of fixed rate real estate
                                                                                income property loans (strike
-------------------------------------------------------------------------------------------------------------------
    Estimated fair value                                               18,751   rate tied to LIBOR).
-------------------------------------------------------------------------------------------------------------------

  Interest rate floors             1,000,000   3.9 yrs.    5.63%(4)             Notional amount of $1.0 billion
    Carrying amount (2)                                                 5,670   hedges the fair value of fixed
      Domestic time deposit program                                             rate domestic time deposits (strike
        Unrealized gross gains                                            569   rate tied to yield on 5 year
        Unrealized gross losses                                          (567)  constant maturity U.S.
-------------------------------------------------------------------------------------------------------------------
    Estimated fair value                                                5,672   Treasury securities).
-------------------------------------------------------------------------------------------------------------------
Hedges of Lending Commitments
  Forward contracts                1,053,254    .1 yrs.       n/a               Hedges of residential
    Unrealized gross gains                                                262   mortgage lending
    Unrealized gross losses                                            (9,528)  commitments.
-------------------------------------------------------------------------------------------------------------------
  Estimated fair value                                                 (9,266)
    Total hedges against
      interest rate risk          $5,243,254                         $ (3,008)
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

(5) The fair value of derivative interest rate caps hedging securities classified as available for sale is included in the total fair value of the securities available for sale portfolio. The unamortized premiums paid for such interest rate caps are included in the amortized cost basis of securities available for sale, with any unrealized gain or loss (net of tax) pertaining to these interest rate caps included in shareholders' equity as "Net unrealized gain (loss) on securities available for sale."

n/a - Not applicable

LIBOR - London Interbank Offered Rates

Table 12    Off-Balance Sheet Derivatives--Expected Maturities (1)
September 30, 1996

Dollars in thousands                          Within             One to         Three to
                                            One Year        Three Years       Five Years             Total
Interest Rate Conversions
  Generic interest rate swaps:
    Notional amount                       $        -         $  600,000       $  800,000        $1,400,000
    Average fixed receive rate                     -               5.69%            6.00%             5.87%
    Carrying amount                       $        -              $ (97)      $      247        $      150
    Unrealized losses                              -             (5,872)         (12,595)          (18,467)

  Interest rate caps
    Notional amount                       $   25,000         $   15,000       $        -        $   40,000
    Average strike rate                         5.90%              5.83%               -              5.88%
    Carrying amount                       $        -                $ 4       $        -        $        4
    Unrealized gains                              13                135                -               148

Market Value Hedges
  Interest rate caps
    Notional amount                       $        -         $  200,000       $1,550,000        $1,750,000
    Average strike rate                            -               7.75%            7.55%             7.57%
    Carrying amount                       $        -         $    1,250       $   18,334        $   19,584
    Net unrealized loss                            -                (90)            (743)             (833)

  Interest rate floors
    Notional amount                       $        -         $  300,000       $  700,000        $1,000,000
    Average strike rate                            -               5.63%            5.63%             5.63%
    Carrying amount                       $        -         $    1,043       $    4,627        $    5,670
    Net unrealized gain (loss)                     -                (87)              89                 2

Hedges of Lending Commitments
  Forward contracts: (2)
    Notional amount                       $1,053,254         $        -       $        -        $1,053,254
    Net unrealized loss                       (9,266)                 -                -            (9,266)

      Total hedges against
        interest rate risk:
          Notional amount                 $1,078,254         $1,115,000       $3,050,000        $5,243,254
          Carrying amount                          -               2,200          23,208            25,408
          Net unrealized loss                 (9,253)             (5,914)        (13,249)          (28,416)

            Estimated fair value          $   (9,253)        $    (3,714)        $ 9,959        $   (3,008)
===========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges of residential mortgage lending commitments.

Table 13    Off-Balance Sheet Derivatives Activity(1)
In thousands

                           Interest Rate Conversions      Market Value Hedges      Hedges of
                                 Interest   Interest     Interest    Interest        Lending
                                     Rate       Rate         Rate        Rate        Commit-
                                    Swaps       Caps         Caps      Floors         ments (2)      Total
Balance, July 1, 1996          $1,400,000    $40,000   $1,550,000  $        -     $1,011,961    $4,001,961
Additions                               -          -      200,000   1,000,000        953,051     2,153,051
Maturities                              -          -            -           -       (911,758)     (911,758)
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 1996    $1,400,000    $40,000   $1,750,000  $1,000,000     $1,053,254    $5,243,254
===========================================================================================================
Balance, January 1, 1996       $1,200,000    $40,000   $        -  $        -     $  547,790    $1,787,790
Additions                         300,000          -    1,750,000   1,000,000      2,810,720     5,860,720
Maturities                       (100,000)         -            -           -     (2,305,256)   (2,405,256)
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 1996    $1,400,000    $40,000   $1,750,000  $1,000,000     $1,053,254    $5,243,254
===========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 14    Selected Quarterly Financial Information

Dollars in thousands, except per share data 3rd Qtr.(2)   2nd Qtr.      1st Qtr.    4th Qtr.(3)   3rd Qtr.
Results of operations:                           1996         1996          1996         1995         1995
Net interest income(1)                       $183,216     $186,971      $181,514     $175,359     $172,475
Provision for loan losses                      23,170       22,500        20,300       21,302       14,231
-------------------------------------------------------------------------------------------------------------
Net credit income                             160,046      164,471       161,214      154,057      158,244
Securities gains (losses)                          97          288         2,355        1,316          (69)
Other noninterest income                       74,572       85,790        77,680       72,885       75,044
-------------------------------------------------------------------------------------------------------------
Net credit and noninterest income             234,715      250,549       241,249      228,258      233,219
Noninterest expense                           191,180      159,042       152,205      168,867      148,570
-------------------------------------------------------------------------------------------------------------
Income before taxes                            43,535       91,507        89,044       59,391       84,649
-------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                       2,476        2,460         2,501        2,568        3,198
Book tax expense                                4,252       32,317        31,121       30,526       29,375
-------------------------------------------------------------------------------------------------------------
  Income tax expense                            6,728       34,777        33,622       33,094       32,573
-------------------------------------------------------------------------------------------------------------
Net Income                                   $ 36,807     $ 56,730      $ 55,422     $ 26,297     $ 52,076
=============================================================================================================
Per common share:
  Net income                                 $    .86     $   1.31      $   1.27     $    .61     $   1.19
  Dividends declared                              .52          .52           .45          .45          .45
Average shares outstanding (000s)              42,916       43,330        43,607       43,634       43,686
=============================================================================================================
Selected ratios and other data:
Return on average assets                          .85%        1.28%         1.28%         .62%        1.25%
Return on average equity                        10.42        16.03         15.41         7.28        14.74
Net interest margin(1)                           4.66         4.68          4.63         4.55         4.57
Net charge-offs as % of average loans             .87          .83           .74          .64          .58
Allowance as % of period-end loans               2.10         2.08          2.07         2.04         2.00
Overhead ratio                                  74.13        58.25         58.19        67.67        60.04
Average equity to assets                         8.14         8.01          8.31         8.46         8.51
Equity leverage                                 12.29x       12.48x        12.04x       11.82x       11.75x
Full-time equivalent employees (period end)     6,891        6,894         6,705        6,712        7,018
=============================================================================================================

(1) Tax-equivalent basis.

(2) During the third quarter of 1996 Crestar recorded a one-time after-tax charge of $21.5 million, or $.50 per share associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund.

(3) During the fourth quarter of 1995 Crestar recorded one-time after-tax merger costs of $29.3 million, or $.67 per share, associated with the December 31, 1995 merger with Loyola Capital Corporation.

Table 15    Consolidated Average Balances/Net Interest Income/Rates (1)

                                                          Three Months Ended September 30,
                                                       1996                            1995
Dollars in thousands                                    Income/    Yield/                  Income/  Yield/
                                              Balance   Expense      Rate        Balance   Expense    Rate
Assets                                              $         $         %              $         $       %
Securities held to maturity (2)                71,162     1,620      9.11      1,095,763    17,767    6.83
Securities available for sale (2)           3,367,969    53,094      6.32      1,597,599    26,684    6.35
Money market investments (2)                  210,087     2,833      5.36        271,073     4,136    6.05
Mortgage loans held for sale (2)              957,035    18,494      7.75        484,852     8,799    7.31
------------------------------------------------------------------------------------------------------------
Commercial                                  3,084,870    61,932      7.97      2,914,375    60,260    8.25
Real estate - income property                 898,370    19,835      8.78        921,335    19,857    8.54
Real estate - construction                    230,157     5,717      9.89        265,137     6,888   10.30
Instalment                                  2,736,200    60,073      8.82      2,424,481    55,989    9.16
Bank card                                   1,492,550    45,654     12.47      1,590,871    44,811   11.29
Real estate - mortgage                      2,773,341    53,289      7.67      3,467,947    67,805    7.81
------------------------------------------------------------------------------------------------------------
  Total loans (2,3)                        11,215,488   246,500      8.81     11,584,146   255,610    8.79
Allowance for loan losses                    (237,486)                          (238,442)
------------------------------------------------------------------------------------------------------------
  Loans - net                              10,978,002                         11,345,704
Cash and due from banks                       699,597                            790,204
Premises and equipment - net                  363,038                            358,988
Customers' liability on acceptances             4,675                              8,566
Intangible assets - net                       185,849                            162,127
Foreclosed properties - net                    13,936                             20,594
Other assets                                  517,911                            465,874
------------------------------------------------------------------------------------------------------------
  Total Assets                             17,369,261                         16,601,344

Total Earning Assets                       15,821,741   322,541      8.17     15,033,433   312,996    8.29

Liabilities And Shareholders' Equity

Interest-bearing demand deposits            4,907,229    35,979      2.92      4,777,574    38,809    3.22
Regular savings deposits                    1,264,078     7,977      2.51      1,374,628     9,420    2.72
Domestic time deposits                      3,853,797    48,889      5.08      4,070,890    54,507    5.34
Certificates of deposit $100,000 and over     414,452     5,655      5.43         66,433       925    5.52
------------------------------------------------------------------------------------------------------------
  Total savings and time deposits (2)      10,439,556    98,500      3.77     10,289,525   103,661    4.01
Demand deposits                             2,403,966                          2,232,142
------------------------------------------------------------------------------------------------------------
  Total deposits                           12,843,522                         12,521,667
Short-term borrowings (2)                   2,169,991    28,588      5.24      1,712,522    24,345    5.64
Long-term debt (2)                            676,147    12,238      7.24        692,134    12,515    7.23
Liability on acceptances                        4,675                              8,566
Other liabilities                             261,469                            253,347
------------------------------------------------------------------------------------------------------------
  Total liabilities                        15,955,804                         15,188,236
  Total shareholders' equity                1,413,457                          1,413,108
------------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity 17,369,261                         16,601,344

Total interest-bearing liabilities         13,285,694   139,326      4.18     12,694,181   140,521    4.40
Other sources - net                         2,536,047                          2,339,252
------------------------------------------------------------------------------------------------------------
Total Sources of Funds                     15,821,741   139,326      3.51     15,033,433   140,521    3.72
Net Interest Spread                                                  3.99                             3.89
Net Interest Income/Margin                              183,215      4.66                  172,475    4.57
============================================================================================================

(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.

Table 15    Consolidated Average Balances/Net Interest Income/Rates (1)

                                                Three Months Ended June 30,    Nine Months Ended September 30,
                                                         1996                              1996
                                                        Income/    Yield/                  Income/    Yield/
                                              Balance   Expense      Rate        Balance   Expense      Rate
Assets                                              $         $         %              $         $       %
Securities held to maturity (2)                79,479     1,795      9.03         77,869     5,305    9.08
Securities available for sale (2)           3,275,398    52,513      6.41      3,228,526   154,890    6.40
Money market investments (2)                  298,163     3,932      5.30        237,077     9,565    5.39
Mortgage loans held for sale (2)              863,544    16,152      7.49        866,404    48,940    7.54
--------------------------------------------------------------------------------------------------------------
Commercial                                  3,111,723    62,367      8.05      3,065,831   184,659    8.04
Real estate - income property                 898,461    19,754      8.83        900,047    59,855    8.88
Real estate - construction                    245,620     5,913      9.68        242,733    18,050    9.93
Instalment                                  2,743,503    61,327      8.94      2,740,437   182,257    8.88
Bank card                                   1,547,704    47,308     12.51      1,555,388   141,158   12.17
Real estate - mortgage                      2,945,326    57,309      7.76      2,922,659   169,139    7.71
--------------------------------------------------------------------------------------------------------------
  Total loans (2,3)                        11,492,337   253,978      8.89     11,427,095   755,118    8.82
Allowance for loan losses                   (238,985)                          (239,023)
--------------------------------------------------------------------------------------------------------------
  Loans - net                              11,253,352                         11,188,072
Cash and due from banks                       799,197                            769,744
Premises and equipment - net                  357,286                            358,685
Customers' liability on acceptances            16,976                             11,945
Intangible assets - net                       182,465                            184,168
Foreclosed properties - net                    17,722                             16,408
Other assets                                  521,920                            509,827
--------------------------------------------------------------------------------------------------------------
  Total Assets                             17,665,502                         17,448,725

Total Earning Assets                       16,008,921   328,370      8.24     15,836,971   973,818    8.21
Liabilities And Shareholders' Equity
Interest-bearing demand deposits            4,949,910    35,440      2.88      4,940,103   108,468    2.93
Regular savings deposits                    1,291,885     8,145      2.54      1,284,765    24,586    2.56
Domestic time deposits                      3,979,103    51,126      5.20      3,982,012   154,855    5.21
Certificates of deposit $100,000 and over     165,480     2,149      5.23        230,440     9,254    5.37
--------------------------------------------------------------------------------------------------------------
  Total savings and time deposits (2)      10,386,378    96,860      3.76     10,437,320   297,163    3.81
Demand deposits                             2,393,145                          2,384,441
--------------------------------------------------------------------------------------------------------------
  Total deposits                           12,779,523                         12,821,761
Short-term borrowings (2)                   2,505,402    32,064      5.14      2,239,119    87,529    5.22
Long-term debt (2)                            698,996    12,475      7.14        697,018    37,426    7.16
Liability on acceptances                       16,976                             11,945
Other liabilities                             248,954                            256,486
--------------------------------------------------------------------------------------------------------------
  Total liabilities                        16,249,851                         16,026,329
  Total shareholders' equity                1,415,651                          1,422,396
--------------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity 17,665,502                         17,448,725

Total interest-bearing liabilities         13,590,776   141,399      4.19     13,373,457   422,118    4.22
Other sources - net                         2,418,145                          2,463,514
--------------------------------------------------------------------------------------------------------------
Total Sources of Funds                     16,008,921   141,399      3.56     15,836,971   422,118    3.56
Net Interest Spread                                                  4.05                             3.99
Net Interest Income/Margin                              186,971      4.68                  551,700    4.65
==============================================================================================================

                                              Nine Months Ended September 30,
                                                          1995
                                                        Income/    Yield/
                                              Balance   Expense      Rate
Assets                                                 $           $        %
Securities held to maturity (2)                1,149,121      55,396     6.43
Securities available for sale (2)              1,511,686      74,580     6.57
Money market investments (2)                     356,669      15,976     5.99
Mortgage loans held for sale (2)                 335,183      18,981     7.56
---------------------------------------------------------------------------------
Commercial                                     2,993,905     187,061     8.35
Real estate - income property                    917,775      58,536     8.52
Real estate - construction                       268,265      20,822    10.37
Instalment                                     2,341,094     159,610     9.08
Bank card                                      1,552,637     133,057    11.40
Real estate - mortgage                         3,504,768     203,591     7.74
---------------------------------------------------------------------------------
  Total loans (2,3)                           11,578,444     762,677     8.78
Allowance for loan losses                       (237,602)
---------------------------------------------------------------------------------
  Loans - net                                 11,340,842
Cash and due from banks                          775,216
Premises and equipment - net                     356,135
Customers' liability on acceptances               10,093
Intangible assets - net                          154,548
Foreclosed properties - net                       26,589
Other assets                                     473,863
---------------------------------------------------------------------------------
  Total Assets                                16,489,945

Total Earning Assets                          14,931,103     927,610     8.28
Liabilities And Shareholders' Equity
Interest-bearing demand deposits               4,787,905     115,392     3.22
Regular savings deposits                       1,445,623      30,229     2.80
Domestic time deposits                         4,001,001     150,268     5.03
Certificates of deposit $100,000 and over         68,676       2,736     5.33
---------------------------------------------------------------------------------
  Total savings and time deposits (2)         10,303,205     298,625     3.88
Demand deposits                                2,188,408
---------------------------------------------------------------------------------
  Total deposits                              12,491,613
Short-term borrowings (2)                      1,670,205      72,417     5.79
Long-term debt (2)                               703,584      37,849     7.17
Liability on acceptances                          10,093
Other liabilities                                235,198
---------------------------------------------------------------------------------
  Total liabilities                           15,110,693
  Total shareholders' equity                   1,379,252
---------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity    16,489,945

Total interest-bearing liabilities            12,676,994     408,891     4.31
Other sources - net                            2,254,109
---------------------------------------------------------------------------------
Total Sources of Funds                        14,931,103     408,891     3.66
Net Interest Spread                                                      3.97
Net Interest Income/Margin                                   518,719     4.62
=================================================================================

(2) Indicates earning asset or interest-bearing liability.

(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Crestar Financial Corporation
                                             Registrant



Date  November 14, 1996                    /s/ JAMES D. BARR
                                           ---------------------------
                                           James D. Barr
                                           Executive Vice President,
                                           Controller and Treasurer