Form 10-K
period 1996-12-31
CRESTAR FINANCIAL CORP
filed 1997-03-31
CIK 101880

Form 10-K

Crestar Financial Corporation And Subsidiaries

                 FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                    December 31, 1996
                           -----------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number                            1-7083
-                          -----------------------------------------------------

                          Crestar Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                State of Virginia                        54-0722175
-------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

919 East Main Street, Post Office Box 26665, Richmond, VA        23261-6665
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code      (804)782-5000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
     Title of each class                     which registered
Common Stock $5 Par Value                 New York Stock Exchange
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------

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

     [  ]

The aggregate market value (average of the high and low prices) of Crestar Financial Corporation voting stock held by non-affiliates as of January 31, 1997 was $3,842,271,000.

As of January 31, 1997, Crestar Financial Corporation had 110,568,950 shares of Common Stock $5 Par Value outstanding.

The Proxy Statement of the annual meeting of shareholders to be held April 25, 1997 is incorporated by reference in Part III of this Form 10-K.

Management's Discussion And Analysis Of Operations And Financial Condition Crestar Financial Corporation And Subsidiaries


This commentary provides an overview of Crestar Financial Corporation's (Crestar or the Corporation) financial condition, changes in financial condition and results of operations for the years 1994 through 1996. The following discussion should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. On December 31, 1996, Crestar completed its merger with Citizens Bancorp (Citizens), a $4.1 billion asset bank holding company based in Laurel, Maryland. The merger was accounted for as a pooling of interests business combination. Accordingly, the accompanying consolidated financial information reflects the results of operations of both Crestar and Citizens, on

Table 1    Selected Financial Information1
Dollars in thousands, except per share data


Results Of Operations (for the year):          1996              1995              1994             1993            1992
Income from earning assets              $ 1,563,379       $ 1,491,903       $ 1,300,794      $ 1,175,881     $ 1,231,736
Net interest income                         866,310           814,855           777,851          707,284         660,062
Provision for loan losses                    95,890            66,265            36,509           63,325         120,821
Net Income                                  218,271 (2)       215,887 (3)       215,158          179,586         117,212
Preferred dividend requirements                   -                 -                 -            2,221           2,475
Income applicable to
  common shares                         $   218,271       $   215,887       $   215,158      $   177,365     $   114,737
Earnings Per Share
Primary:
  Net Income                            $      1.95       $      1.92       $      1.93      $      1.60     $      1.13
  Average shares outstanding (000s)         112,037           112,432           111,643          110,836         101,885
Fully diluted:
  Net Income                            $      1.94       $      1.92       $      1.93      $      1.60     $      1.12
  Average shares outstanding (000s)         112,408           112,623           111,665          111,007         102,096
Dividends paid
  per common share                      $      1.01       $       .88       $       .77      $       .57     $       .40
=========================================================================================================================
Financial Condition (at December 31):
Total assets                            $22,861,941       $22,332,611       $20,167,656      $18,924,076     $17,702,869
Long-term debt                              659,336           671,295           715,132          604,026         334,423
Total equity                              1,779,510         1,785,588         1,601,538        1,510,109       1,384,345
=========================================================================================================================
Selected Ratios (for the year):
Return on average assets                       1.01%             1.06%             1.11%            1.01%            .69%
Equity leverage                               12.15x            11.90x            12.41x           12.08x          13.46x
Return on average common equity               12.28             12.58             13.78            12.39            9.47
Net interest margin                            4.44              4.44              4.47             4.47            4.44
Dividend payout ratio
  on common stock                             60.93 (4)         40.31             35.68            33.90           38.42
Equity formation rate                         4.804 (4)          7.51              8.86             7.95            5.62
Based on averages:
  Total equity to total assets                 8.23              8.40              8.06             8.28            7.43
  Total loans to total equity                  7.67x             7.97x             7.56x            6.75x           7.92x
==========================================================================================================================
Other Data (at December 31):
Number of banking offices                       508               480               483              446             443
Full-time equivalent employees                8,720             8,487             9,212            8,803           8,356
==========================================================================================================================


(1) For all periods presented, shares outstanding and per share data have been restated to reflect Crestar's two-for-one stock-split in the form of a stock dividend. The stock split was approved on December 20, 1996 and distributed on January 24, 1997 to shareholders of record on January 3, 1997.

(2) Net income in 1996 reflects $32.5 million of after-tax merger costs associated with Crestar's merger with Citizens Bancorp on December 31, 1996.

(3) Net income in 1995 reflects $29.3 million of after-tax merger costs associated with Crestar's merger with Loyola Capital Corporation on December 31, 1995.

(4) Based on dividends paid (versus dividends declared), Crestar's 1996 dividend payout ratio was 45.20% and the equity formation rate was 6.73%.

Management's Discussion
CRESTAR FINANCIAL CORPORATION AND SUBSIDIARIES

Table 2         Pooling Of Interests Merger With Citizens Bancorp

Dollars in thousands, except per share data

Results Of Operations (for the year ended December 31, 1996):

                                Excluding Merger Costs and
                                Other Non-recurring Items
                                --------------------------
                                                                                    Other Non-     Combined
                               Crestar (1) Citizens (1)                   Merger    recurring      Results
                                      1996         1996     Subtotal       Costs    Items (2)         1996
Net interest income (3)           $733,964     $142,293   $  876,257    $      -     $      -   $  876,257
Provision for loan losses           90,670        5,220       95,890           -            -       95,890
------------------------------------------------------------------------------------------------------------
Net credit income                  643,294      137,073      780,367           -            -      780,367
Securities gains                     3,370           23        3,393           -            -        3,393
Other noninterest income           307,634       43,580      351,214     (18,249)           -      332,965
------------------------------------------------------------------------------------------------------------
Net credit and noninterest income  954,298      180,676    1,134,974     (18,249)           -    1,116,725
Noninterest expense                605,264      112,367      717,631      31,785       34,103      783,519
------------------------------------------------------------------------------------------------------------
Income before taxes                349,034       68,309      417,343     (50,034)     (34,103)     333,206
------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment            9,947            -        9,947           -            -        9,947
Book tax expense                   120,742       24,958      145,700     (17,503)     (23,209)     104,988
------------------------------------------------------------------------------------------------------------
  Income tax expense               130,689       24,958      155,647     (17,503)     (23,209)     114,935
------------------------------------------------------------------------------------------------------------
Net income                        $218,345     $ 43,351   $  261,696    $(32,531)    $(10,894)  $  218,271
============================================================================================================
Earnings per share (4)            $   1.94     $    .39   $     2.33    $   (.29)    $   (.10)  $     1.94
Return on average assets              1.25%        1.07%        1.21%                                 1.01%
Return on average equity             15.27        12.50        14.73                                 12.28
Net interest margin                   4.61         3.74         4.44                                  4.44
Overhead ratio                       57.92        60.45        58.30                                 64.61
============================================================================================================

(1) Results of operations before December 31, 1996 pooling of interests business combination and excluding non-recurring items

(2) Non-recurring items include a $21.5 million after-tax charge to recapitalize the Savings Association Insurance Fund, and a $10.6 million after-tax benefit related to the repeal of thrift bad debt tax legislation, each occurring in the third quarter of 1996

(3) Tax-equivalent basis

(4) Based on 112,408,000 fully-diluted average common shares outstanding for
    1996

a combined basis, for all periods presented. Previously, on December 31, 1995, Crestar merged with Loyola Capital Corporation (Loyola), a $2.5 billion asset thrift holding company headquartered in Baltimore, Maryland. The merger with Loyola was also accounted for as a pooling of interests. The accompanying consolidated financial information reflects the results of operations of Crestar and Loyola, on a combined basis, for all periods prior to the merger. Certain reclassifications have been made to prior years' consolidated financial statements and related financial information to conform to the 1996 presentation.

        Crestar's subsidiaries provide banking and non-banking services throughout Virginia, Maryland and Washington, D.C., which compose Crestar's primary market area. Crestar has the largest deposit market share in Virginia, within the markets in which we serve, and in the Greater Washington metropolitan area, and holds the number two position in deposit market share in Maryland. This market area is characterized as economically diverse. Crestar's market area is also characterized by active competition in all principal areas where the Corporation provides services. In addition to banks, other firms competing in the market area include savings associations, consumer finance companies, national credit card companies, securities brokerage firms, credit unions and mortgage banking companies. Upon merging with Citizens on December 31, 1996, Crestar became the parent company for three separate banking subsidiaries Crestar Bank, Citizens Bank of Maryland (Citizens Bank), and Citizens Bank of Washington, N.A. (Citizens Bank N.A.). The Corporation expects to merge Citizens Bank and Citizens Bank N.A. into Crestar Bank during the first quarter of 1997. Crestar Bank will continue to carry on its business and operations in Virginia, Maryland and Washington, D.C., conducted by the former banking subsidiaries.

        In December 1996, Crestar's Board of Directors declared a two-for-one split, in the form of a common stock dividend. The two-for-one stock split was distributed on January 24, 1997. For all periods presented in these financial statements, average shares outstanding and per common share data have been adjusted to reflect the common stock split.

                                   Return on
                                 Average Assets
                                   (percent)
                                   [Graph]

                     1992    1993    1994    1995    1996
                     ------------------------------------
                     .69     1.01    1.11    1.06    1.01


                               Return on Average
                                 Common Equity
                                   (percent)
                                   [Graph]

                     1992    1993    1994    1995    1996
                     ------------------------------------
                     9.47   12.39   13.78   12.58   12.28



                                  Net Interest
                                    Income*
                                ($ in millions)
                                    [Graph]

                     1992    1993    1994    1995    1996
                     ------------------------------------
                     $678     722     790     826     876

                       * Tax-equivalent basis




Earnings Overview

Crestar Financial Corporation earned net income of $218.3 million in 1996, representing $1.94 in fully diluted earnings per share. Net income in 1995 was $215.9 million or $1.92 per common share. Net income for 1996 was affected by several non-recurring items during the year, including $32.5 million in one-time after-tax charges associated with the December 31, 1996 merger with Citizens. In addition to the Citizens merger costs, other non-recurring items affecting net income for 1996 included a $21.5 million after-tax charge from the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF), incurred in the third quarter, as well as a $10.6 million after-tax benefit related to the repeal of certain thrift bad debt tax legislation, also recorded in the third quarter. Excluding these three non-recurring items, net income for 1996 totaled $261.7 million, or $2.33 per common share.

   Crestar's net income for 1995 was reduced by $29.3 million in after-tax one-time merger expenses associated with the December 31, 1995 merger with Loyola. Excluding the Loyola one-time merger costs, net income for 1995 was $245.2 million, or $2.18 per share. Excluding all non-recurring charges, net income for 1996 represented an increase over comparable 1995 results of $16.5 million, or 7%, attributable to growth in earning assets and noninterest income, and management of controllable expenses.

   The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) for 1996 in comparison to 1995 reflect the non-recurring items impacting each year's results. Return on average assets was 1.01% for 1996, compared to 1.06% in 1995. Reported net income reflects a ROE of 12.28% in 1996 versus 12.58% in 1995. These ratios, along with other selected earnings and balance sheet information for each of the years in the five-year period ended December 31, 1996, are shown in Table 1. Excluding the one-time costs incurred during the year, Crestar's ROA was 1.21%, and ROE was 14.73%, for 1996. The comparable results for 1995, which exclude one-time costs associated with the Loyola merger, represent a ROA of 1.20% and a ROE of 14.28%. Table 2 provides a summary of 1996 results for both Crestar and Citizens on a stand alone basis and displays the impact of the third quarter 1996 non-recurring items and the one-time expenses associated with the combination of the two financial institutions. These merger related expenses, which totaled $32.5 million on an after-tax basis, included investment banking and professional fees, severance benefits related to staff reductions, and write-offs and lease terminations of facilities and systems. Significant items affecting the change in earnings per share for 1996 and 1995 are summarized in Table 3. Each applicable item is net of federal income taxes computed using a 35% effective rate.

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 3    Analysis Of Primary
Earnings Per Share

                                                1996      1995
                                                 vs.       vs.
                                                1995      1994

Primary Earnings Per Share--
  prior period                                  $1.92    $1.93
------------------------------------           ----------------
Interest income                                   .41     1.12
Interest expense                                 (.12)    (.90)
Provision for loan losses                        (.20)    (.15)
Securities gains or losses                        .03      .05
Other noninterest income                          .12      .18
Foreclosed properties expense                    (.02)     .04
One-time merger costs:
  Citizens Bancorp                               (.29)      -
  Loyola Capital Corporation                      .26     (.26)
SAIF assessment expense                          (.20)       -
Repeal of thrift bad debt tax legislation         .10        -
Other noninterest expense                        (.06)    (.05)
Change in effective income tax rate              (.01)    (.02)
Decrease (increase) in shares
  outstanding                                     .01     (.02)
---------------------------------------------------------------
Net increase (decrease)                           .03     (.01)
---------------------------------------------------------------
Primary Earnings Per Share--
  current period                                $1.95    $1.92
===============================================================

Mergers And Acquisitions

Crestar continued to enhance its presence in current markets, and expand into contiguous markets, through the completion of acquisitions during 1996. On December 31, 1996, Crestar completed the Corporation's largest ever business combination with the pooling-of-interests merger with Citizens Bancorp. Crestar issued 12.6 million (25.3 million on a post-split basis) of its shares of common stock for all of the outstanding common stock of Citizens. Citizens was a bank holding company for Citizens Bank and Citizens Bank N.A., operating in Maryland, Virginia and the District of Colombia with approximately $2.9 billion in deposits, $2.4 billion in loans and $4.1 billion in total assets. At the time of the merger, Crestar Financial Corporation became the bank holding company for Crestar Bank, Citizens Bank and Citizens Bank N.A. Crestar expects to merge the assets and operations of Citizens Bank and Citizens Bank N.A. into Crestar Bank during the first quarter of 1997. The merger with Citizens resulted in the addition of 103 branches to Crestar's operating structure at year-end 1996. Approximately 26 of these branches are expected to be consolidated with existing Crestar Bank branches, as part of the merger process, during 1997.

   On June 6, 1996, Crestar purchased the deposits and customer accounts, plus selected loans, of ten branches of Mellon Bank (MD), located in the Maryland suburbs of the metropolitan Washington, D.C. area. The purchase included approximately $150 million in deposits. Also in the second quarter of 1996, Crestar Mortgage Corporation completed the purchase of Ryland Funding Group, a wholesale mortgage banker with four mortgage loan production offices.

   In December 1996, Crestar acquired the student lending business of Great Western Financial Corporation of California. The acquisition included a $370 million portfolio of student loans, predominantly in California and Florida, and represents a significant expansion of the Corporation's national education lending operations. At December 31, 1996, Crestar's student loan portfolio totaled approximately $850 million.

   With the exception of Citizens, each of the acquisitions completed in 1996 has been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Crestar's 1996 results include the results of operations of the assets purchased and liabilities assumed from Mellon Bank (MD), Ryland Funding Group, and Great Western Financial Corporation from the date of their respective purchase. The acquisition of Citizens was accounted for as a pooling of interests and, accordingly, all pre-merger historical financial data has been restated to reflect the combined results of both Crestar and Citizens. Financial statement note 2 contains additional information concerning mergers and acquisitions.

   Under interstate banking and branching legislation enacted by Congress in 1995, previously existing restrictions on interstate bank acquisitions were abolished, subject to certain conditions. Bank holding companies from any state are now able to acquire banks and bank holding companies located in any other state. Effective June 1, 1997, the law will allow interstate bank mergers, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows interstate branch acquisitions and new branch activity if permitted by the host state. Virginia, Maryland, and the District of Columbia have adopted early "opt-in" legislation that allows interstate bank mergers. These laws also permit interstate branch acquisitions and new branching by out-of-state banks if reciprocal treatment is accorded in the state of the acquiring bank or bank holding company. The new legislation has not had any significant effect on

                               Common Stock Price
                                 & Book Value*
                                 ($ per share)

                                    [Graph]

                  1992     1993     1994     1995     1996
Book Value      $12.48    $13.72   $14.57   $16.12   $16.20
     High        19 7/8    23 1/4   27 7/8   30 1/2   37 3/4
      Low         8 5/8    17 1/2   18       18 1/2   26 1/4

*Price range for the year and book value at year end

                                  Net Interest
                                    Margin*
                                   (percent)
                                    [Graph]

                      1992   1993   1994   1995   1996
                      4.44   4.47   4.47   4.44   4.44



                               Sources of Funds-
                                    Averages
                                ($ in millions)

                                    [Graph]


                                    1992    1993     1994       1995     1996
                                 ----------------------------------------------
Long-Term Debt                   $   308  $   464   $   588   $   696   $   689
Other Sources - Net                2,150    2,610     2,858     3,004     3,234
Purchased Liabilities              1,374    1,717     1,901     2,400     3,296
Interest-Bearing Core Deposits    11,454   11,362    12,333    12,503    12,500


acquisition or branching activity in the region in which Crestar operates. However, management expects the level of competition to remain high, and potentially increase in the future, in the Corporation's marketing area. Moreover, Crestar increasingly competes with other financial services providers, including consumer finance companies, savings and loan associations, brokerage firms, insurance companies, credit card issuers, credit unions and leasing companies.

Common Stock And Dividends

On December 31, 1996, Crestar's common stock price was $37 1/4 ($74 3/8 on a pre-split basis), an increase of 26% from the December 31, 1995 split-adjusted closing price of $29 5/8. Significant increases were noted in many financial institution stocks during 1996, and the S&P 500 posted an increase of 20%.

   Book value per common share was $16.20 at December 31, 1996, compared to a December 31, 1995 book value per share of $16.12. The ratio of year-end market value to book value was 2.3x at December 31, 1996. Total market capitalization at December 31, 1996, based on common stock outstanding, was $4.1 billion. On the basis of 1996 earnings per common share of $1.94 and the year-end market price of $37 1/4, the December 31, 1996 price/earnings ratio was 19.2x. Excluding the impact of one-time merger costs related to the Citizens acquisition, and non-recurring third quarter 1996 items (SAIF deposit assessment and thrift bad debt recapture legislation) the December 31, 1996 price/earnings ratio was 16.0x.

   In December 1996, simultaneous with the announcement of the two-for-one common stock split, Crestar's Board of Directors announced a 3.8% increase in the common stock dividend, effective with the February 1997 dividend payment date. The new quarterly dividend rate of $0.27 per share is payable February 21, 1997 to shareholders of record on February 3, 1997. The December 1996 dividend declaration meant that the Corporation paid four quarterly dividends during 1996, but declared five cash dividends. It is expected that no common stock dividend will be declared in the first quarter of 1997 (the Corporation expects to pay four quarterly dividends in 1997, of which three will be declared in 1997 and one will have been declared in December 1996). Cash dividends on Crestar's common stock are customarily paid on the 21st day of February, May, August and November.

   Dividends declared in 1996 were $1.28 per common share, compared with dividends declared of $0.88 per share in 1995. Dividends paid during 1996 totaled $1.01 per common share, compared to $0.88 per share in 1995, representing an increase of 15%. Reflecting improved operating results, the common dividend was increased during the second quarter of 1996, from $0.225 to $0.26 per share. Crestar's current quarterly dividend of $0.27 represents an annualized dividend of $1.08 per share, equating to a yield of 2.9% based on the split-adjusted year-end

Management's Discussion
Crestar Financial Corporation And Subsidiaries


market price. The Corporation's objective is to pay dividends of approximately 30% to 40% of earnings to common shareholders, with a current bias toward the higher end of this range, given our strong capital position.

Capital Resources
And Adequacy

Crestar ended 1996 with strong capital ratios. Average shareholders' equity was $1.8 billion during 1996, representing a 4% increase over 1995 levels. Equity growth in 1996 is primarily attributable to the earnings of the Corporation. This factor was partially offset by Crestar's cash dividends declared, the impact of net unrealized losses on securities available for sale, and by the purchase of common stock during the year. During 1996, Crestar purchased and retired over 3.4 million shares of common stock at an average price of $29.03 per share. Of this amount, 2.4 million was purchased primarily to meet the needs of the dividend reinvestment plan, employee stock options and thrift and profit sharing plan. The remaining 984,000 shares were repurchased as part of a Board approved common stock repurchase plan, authorized in July 1996. This plan was rescinded by the Board in September 1996, at the time of the announcement of the pending merger of Crestar and Citizens. The Corporation purchased and retired approximately 3.5 million shares of common stock at an average price of $23.27 per share during 1995. The Consolidated Statements of Changes in Shareholders' Equity provide details of these and other equity transactions.

   Crestar's equity to assets ratio at December 31, 1996 was 7.8%, compared to a ratio of 8.0% at December 31, 1995. The average equity to assets ratio was 8.2% for 1996, compared to 8.4% for 1995. Other capital ratios for 1996 and 1995 are shown in Table 4. A key measure of equity's ability to absorb losses is the ratio of average equity to average loans. This measure continued to reflect Crestar's capital strength, increasing from 12.55% for 1995 to 13.04% for 1996. Despite several non-recurring costs incurred in 1996, in addition to the declaration of five cash dividends, the equity formation rate (calculated as net income less dividends declared divided by average total equity) was 4.80% for 1996; the comparable rate for 1995 was 7.51%.

   Risk-based capital ratios are another measure of capital adequacy. At December 31, 1996, Crestar's consolidated risk-adjusted capital ratios were 10.5% for Tier 1 and 13.4% for total capital, well above the required minimums of 4.0% and 8.0%, respectively.

Table 4    Capital Adequacy

Dollars in thousands
Risk-Adjusted Capital at December 31                                                   1996           1995
Tier 1 Capital:
  Shareholders' equity                                                          $ 1,779,510    $ 1,785,588
  Minority interest - trust preferred stock                                         200,000              -
  Goodwill and other adjustments                                                   (152,632)      (183,818)
------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                                          1,826,878      1,601,770
------------------------------------------------------------------------------------------------------------
Tier 2 Capital:
  Allowable long-term debt                                                          284,690        294,634
  Allowable allowance for loan losses net of certain adjustments                    214,642        211,881
------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                                            499,332        506,515
------------------------------------------------------------------------------------------------------------
Total risk-adjusted capital                                                       2,326,210      2,108,285
------------------------------------------------------------------------------------------------------------
Risk-adjusted assets, net of allowance                                           17,361,823     17,202,102
Fourth quarter average assets, net of adjustments                                21,798,477     21,163,175
Risk-adjusted capital ratios:
  Tier 1                                                                               10.5%           9.3%
  Total                                                                                13.4           12.3
Tier 1 leverage ratio                                                                   8.4            7.6
------------------------------------------------------------------------------------------------------------
Other Capital Ratios
Average equity to:
  Average total assets                                                                 8.23           8.40
  Average total loans                                                                 13.04          12.55
Equity leverage                                                                       12.15x         11.90x
Equity formation rate                                                                  4.80%          7.51%
Period-end equity to assets                                                            7.78           8.00
============================================================================================================

These rations are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on- and off-balance sheet risk weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allownace for loan losses to Tier 1 capital. One is four risk weights, primarily based on credit risk, is applied to coth on- and off-balance sheet assets to determine the asset denominatro. Under FDIC rules, each of Crestar's three subsidiary banks was considered "well-capitalized," the highest category of capitalization defined by the regulators allowing for the lowest level of FDIC insurance premium payments, as of Decenmber 31, 1996. Note 14 to the consolidated financial statements includes data on regulatory banks as of December 31, 1996.

   Additional regulatory capital measures include the Tier 1 leverage ratio and the tangible leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles and has a regulatory minimum of 3.0%, with most institutions expected to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 1996, Crestar's Tier 1 leverage ratio was 8.4%. The tangible leverage ratio is calculated by excluding intangibles from both assets and capital, and is utilized by the Federal Reserve Board in evaluating proposals for expansion or acquisitions. At December 31, 1996, Crestar's tangible leverage ratio was 7.1%, well within accepted Federal Reserve Board ranges.

   A double leverage ratio of over 100% measures the extent to which the equity capital of subsidiaries is supported by Parent Company debt rather than equity. Calculated as the investment in its subsidiaries divided by its own equity accounts, Crestar Financial Corporation's double leverage was 94.7% at December 31, 1996, compared to 101.3% at December 31, 1995. Financial statement note 21 contains Parent Company financial statements.

   Crestar has filed shelf registration statements with the Securities and Exchange Commission pertaining to the possible future issuance of securities. Under the currently effective registration statements, Crestar may issue in the future approximately $300 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

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

   Net interest income in Table 5 is presented on a tax-equivalent basis to enhance the comparability of assets with different tax attributes. This comparability is achieved through increasing interest income on tax-exempt assets by an amount equal to the Federal income taxes which would have been paid had the income been fully taxable. This tax-equivalent adjustment is based on the applicable statutory federal corporate income tax rate and resulted in an increase to pre-tax income from earning assets in 1996, 1995 and 1994 of $9.9 million, $11.3 million and $12.2 million, respectively. On a tax-equivalent basis, net interest income increased $50.1 million or 6% in 1996 following a $36.0 million or 5% rise in 1995. These increases reflect an increase in average earning assets of 6% in 1996 and 5% in 1995.

   The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Corporation's net yield on its earning assets. In 1996, the net interest margin of 4.44% equaled the margin achieved during 1995, based on restated results for the pooling-of-interests merger with Citizens. Significant items affecting net interest margin from 1995 to 1996 are summarized in Table 6. Positive influences on the 1996 margin include favorable changes in rates paid on funding sources, and changes in the impact from off-balance sheet hedging transactions. These factors were offset by the impact of unfavorable changes in the composition of earning assets and funding sources.

   Changes in earning asset mix decreased the 1996 net interest margin by approximately 8 basis points. Loans as a percentage of total earning assets decreased from an average of 74% in 1995 to 69% in 1996. Average loan balances were relatively stable, while overall average total earning assets increased 6% from 1995 to 1996. Average balances of real estate-

Table 5    Average Balances, Net Interest Income And Rate/Volume Analysis1
Dollars in millions

         Average Balance                 Yield/Rate
     1996      1995      1994       1996      1995      1994
        $         $         $          %         %         %
    3,717     3,616     3,511       8.12      8.46       7.82    Commercial
    1,259     1,260     1,106       8.76      8.63       8.20    Real estate - income property
      354       401       406       9.49     10.02       8.73    Real estate - construction
    3,698     3,244     2,763       8.38      8.49       7.96    Installment
    1,529     1,582     1,155      12.49     11.31      11.95    Bank card
    3,072     3,573     2,871       7.77      7.84       7.47    Real estate - mortgage
----------------------------------------------------------------------------------------------------------
   13,629    13,676    11,812       8.70      8.70       8.24      Total loans (2)
      978     2,081     2,250       5.92      5.97       5.76    Taxable securities held to maturity
       82        93       107       8.50      8.79      10.26    Tax-exempt securities held to maturity
----------------------------------------------------------------------------------------------------------
    1,060     2,174     2,357       6.12      6.09       5.96      Total securities held to maturity
    3,862     2,043     2,449       6.28      6.53       5.81    Securities available for sale
      332       337       650       5.39      5.99       4.37    Money market investments
      836       374       408       7.54      7.52       7.08    Mortgage loans held for sale
----------------------------------------------------------------------------------------------------------
  19,719     18,604    17,676        7.98     8.08       7.43      Total earning assets
==========================================================================================================
    5,814     5,691     5,720       2.94      3.17       2.67    Interest-bearing demand deposits
    1,690     1,864     2,102       2.59      2.76       2.69    Regular savings deposits
    4,997     4,949     4,511       5.20      5.20       4.28    Domestic time deposits
----------------------------------------------------------------------------------------------------------
  12,501     12,504    12,333       3.80      3.91       3.26      Total interest-bearing core deposits
      510        73        59       5.45      5.39       4.43    Certificates of deposit $100,000 and over
    2,785     2,327     1,842       5.20      5.75       4.30    Short-term borrowings
----------------------------------------------------------------------------------------------------------
    3,295     2,400     1,901       5.24      5.73       4.30      Purchased liabilities
      688       696       588       7.19      7.19       6.59    Long-term debt
----------------------------------------------------------------------------------------------------------
   16,484    15,600    14,822       4.23      4.34       3.53      Total interest-bearing liabilities
    3,235     3,004     2,853                                    Other sources - net
----------------------------------------------------------------------------------------------------------
   19,719    18,604    17,675       3.54      3.64       2.96      Total sources of funds
----------------------------------------------------------------------------------------------------------
                                    4.44      4.44       4.47    Net Interest Margin/Income
==========================================================================================================

(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate, exclusive of the alternative minimum tax and nondeductible interest expense, and the tax-equivalent adjustment to interest income was $9.9 million, $11.3 million and $12.2 million in 1996, 1995 and 1992, respectively.

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

mortgage loans decreased by 14%, or $500 million, reflecting the sale of selected mortgage loans during 1996. The reduction in consumer real estate-mortgage loans reflect efforts to re-balance the Corporation's loan portfolio following the 1995 acquisitions of three savings and loan institutions. Bank card loan average balances edged downward from $1.6 billion to $1.5 billion, as marketing efforts directed to new accounts were curtailed from previous levels, in light of higher than desired delinquency statistics and pending a reassessment of the Corporation's bank card strategy. Also, as lower promotional interest rates on selected bank card loans expired, some customers elected to pay-off or pay-down outstanding balances. Increased average balances were experienced in the Corporation's instalment and commercial loan portfolios, with average consumer instalment loans increasing 14% during 1996. Average balances of mortgage loans held for sale, reflecting greater underwriting volumes and longer holding periods, increased by $461 million from prior year levels, and represented 4% of total average earning assets in 1996. Combined security holdings, composed of the securities available for sale and securities held to maturity portfolios, averaged $4.9 billion during 1996 versus $4.2 billion in 1995, and represented 25% of the Corporation's average earning assets during 1996.

   The composition of Crestar's sources of funds shifted slightly to higher cost sources during the year, negatively impacting the 1996 net interest margin by 5 basis points. Average interest-bearing core deposits totaled $12.5 billion for both 1996 and 1995. With a 6% increase in average earning assets during this time period, these deposits as a percent of average earning


In thousands
                                                                                           1996 vs. 1995
                                                                                ----------------------------------
                                                     Income/Expense (3)
                                              ------------------------------     Increase        Change due to (4)
                                                 1996        1995        1994   (Decrease)    Rate (5)    Volume
                                              -------     -------     -------   ----------    --------   ---------
                                                    $           $           $           $           $           $
Commercial                                    301,812     305,853     274,451      (4,041)    (12,590)      8,549
Real estate - income property                 110,281     108,807      90,667       1,474       1,615        (141)
Real estate - construction                     33,563      40,139      35,444      (6,576)     (1,893)     (4,683)
Instalment                                    309,833     275,500     219,947      34,333      (4,143)     38,476
Bank card                                     190,954     178,840     137,989      12,114      18,036      (5,922)
Real estate - mortgage                        238,688     280,036     214,410     (41,348)     (2,207)    (39,141)
-------------------------------------------------------------------------------------------------------------------
  Total loans (2)                           1,185,131   1,189,175     972,908      (4,044)        (90)     (3,954)
Taxable securities held to maturity            57,841     124,191     129,521     (66,350)       (508)    (65,842)
Tax-exempt securities held to maturity          6,953       8,161      11,012      (1,208)       (244)       (964)
-------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity            64,794     132,352     140,533     (67,558)        282     (67,840)
Securities available for sale                 242,486     133,290     142,357     109,196      (9,102)    118,298
Money market investments                       17,901      20,204      28,383      (2,303)     (2,002)       (301)
Mortgage loans held for sale                   63,012      28,145      28,854      34,867          66      34,801
-------------------------------------------------------------------------------------------------------------------
  Total earning assets                      1,573,324   1,503,166   1,313,035      70,158     (19,836)     89,994
===================================================================================================================
Interest-bearing demand deposits              171,109     180,600     152,539      (9,490)    (14,414)      4,924
Regular savings deposits                       43,850      51,368      56,602      (7,518)     (2,731)     (4,787)
Domestic time deposits                        259,971     257,418     193,254       2,553         185       2,368
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits        474,930     489,386     402,395     (14,455)    (14,313)       (142)
Certificates of deposit $100,000 and over      27,843       3,915       2,600      23,927         316      23,611
Short-term borrowings                         144,797     133,709      79,192      11,088     (15,182)     26,270
-------------------------------------------------------------------------------------------------------------------
  Purchased liabilities                       172,640     137,624      81,792      35,015     (16,262)     51,277
Long-term debt                                 49,499      50,038      38,756        (539)        (65)       (474)
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          697,069     677,048     522,943      20,021     (18,513)     38,534
Other sources - net
-------------------------------------------------------------------------------------------------------------------
  Total sources of funds                      697,069     677,048     522,943      20,021     (20,701)     40,722
-------------------------------------------------------------------------------------------------------------------
Net Interest Margin/Income                    876,255     826,118     790,092      50,137         865      49,272
===================================================================================================================


In thousands
                                                      1995 vs. 1994
                                            -------------------------------

                                            Increase       Change due to (4)
                                           (Decrease)     Rate (5)   Volume
                                           ----------     -------   --------
                                                   $           $           $
Commercial                                    31,402      23,229       8,173
Real estate - income property                 18,140       5,438      12,702
Real estate - construction                     4,695       5,143        (448)
Instalment                                    55,553      17,296      38,257
Bank card                                     40,851     (10,223)     51,074
Real estate - mortgage                        65,626      13,229      52,397
----------------------------------------------------------------------------
  Total loans (2)                            216,267      62,738     153,529
Taxable securities held to maturity           (5,330)      4,407      (9,737)
Tax-exempt securities held to maturity        (2,851)     (1,358)     (1,493)
----------------------------------------------------------------------------
  Total securities held to maturity           (8,181)      2,770     (10,951)
Securities available for sale                 (9,067)     14,545     (23,612)
Money market investments                      (8,179)      5,474     (13,653)
Mortgage loans held for sale                    (709)      1,648      (2,357)
----------------------------------------------------------------------------
  Total earning assets                       190,131     121,180      68,951
============================================================================
Interest-bearing demand deposits              28,061      28,849        (788)
Regular savings deposits                      (5,234)      1,182      (6,416)
Domestic time deposits                        64,164      45,370      18,794
----------------------------------------------------------------------------
  Total interest-bearing core deposits        86,991      81,416       5,575
Certificates of deposit $100,000 and over      1,315         696         619
Short-term borrowings                         54,517      33,651      20,866
----------------------------------------------------------------------------
  Purchased liabilities                       55,832      34,345      21,487
Long-term debt                                11,282       4,215       7,067
----------------------------------------------------------------------------
  Total interest-bearing liabilities         154,105     126,675      27,430
Other sources - net
----------------------------------------------------------------------------
  Total sources of funds                     154,105     126,644      27,461
----------------------------------------------------------------------------
Net Interest Margin/Income                    36,026      (5,464)     41,490
============================================================================

(3) Includes tax-equivalent net loan fees of $978,000, $1.3 million and $1.6 million for 1996, 1995 and 1994, respectively.

(4) Variances are computed on a line-by-line basis and are non-additive.

(5) Variances caused by the change in rate times the change in balances are allocated to rate.

assets fell from 67% in 1995 to 63% in 1996. Growth in earning assets during 1996 was partially funded by higher balances of purchased liabilities, which are composed of short-term borrowings and certificates of deposit $100,000 and over. Average balances of purchased liabilities totaled $3.3 billion during 1996, versus $2.4 billion in 1995, and represented 17% of average earning assets during 1996. Long-term debt and other sources of funds represented 4% and 16%, respectively, of total average earning assets during 1996. Demand deposits, a component of other sources-net in the Corporation's funding, averaged $3.0 billion in 1996, an increase of 6% from the average balances of 1995.

   A positive impact on the net interest margin for 1996 stemmed from the combined changes in interest rates received on earning assets and paid on funding sources. Such changes in interest rates contributed a positive impact of 7 basis points in comparison to 1995 average interest rates, as lower rates paid on sources of funds offset lower yields on earning assets. Yields on average earning assets fell 10 basis points from the prior year, totaling 7.98% in 1996 versus 8.08% in 1995. The average yield on Crestar's loan portfolio remained stable, equaling 8.70% in both 1996 and 1995. Higher yields on the bank card loan portfolio (which repriced upwards from promotional rates) were offset by declines in most other loan categories. Real estate-mortgage, instalment and commercial loans, which combined represented over 75% of Crestar's average loan portfolio during 1996, had average yield decreases of 7, 11 and 34 basis points, respectively. During the same time period, the average yield on bank card loans increased from

Management's Discussion
Crestar Financial Corporation and Subsidiaries

Table 6    Analysis Of Net Interest Margin

                                                                                        Percent of Average
                                                                      Margin Change       Earning Assets
                                                                      -------------     ------------------
                                                                                         1996         1995
1995 Net Interest Margin                                                4.44%
-----------------------------------------------------------------------------------
Earning Asset Mix:                                                        (8) bp
  Loans - net of unearned income                                                         69.1%        73.5%
  Securities held to maturity and securities available for sale                          25.0         22.7
  Money market investments                                                                1.7          1.8
  Mortgage loans held for sale                                                            4.2          2.0
Funding Mix:                                                              (5)
  Interest-bearing core deposits                                                         63.4         67.2
  Purchased liabilities                                                                  16.7         12.9
  Long-term debt                                                                          3.5          3.7
  Other sources - net                                                                    16.4         16.2
Decreased nonperforming assets                                             1
Off-balance sheet hedges                                                   5
Interest rate changes                                                      7
-----------------------------------------------------------------------------------
  Net Interest Margin Net Change                                           -  bp
-----------------------------------------------------------------------------------
1996 Net Interest Margin                                                4.44%
===================================================================================

11.31% in 1995 to 12.49% in 1996. The lower yield in 1995 primarily reflects the impact of promotional interest rates on specific bank card programs. While the Corporation's securities held to maturity investment portfolio exhibited a 3 basis point increase in average yield for 1996, this was offset by the decline in yield on the much larger securities available for sale portfolio. Securities available for sale yielded a return of 6.28% in 1996, compared to a return of 6.53% in 1995. While the yield on average balances of mortgage loans held for sale was up 2 basis points in 1996, in comparison to the prior year, yields on money market investments fell from 5.99% to 5.39% during the same time period.

   Lower rates paid on funding sources were a benefit to the Corporation's net interest margin during this period of falling yields on earning assets. During 1996, average rates on interest-bearing demand deposits declined 23 basis points, with rates on regular savings deposits decreasing 17 basis points. The average rate paid on all interest-bearing deposits during 1996 was 3.86%, in comparison to 3.92% in 1995. Rates paid on short-term borrowings fell 55 basis points in 1996, averaging 5.20% in 1996 compared to 5.75% in 1995. Average rates paid on long-term debt remained the same during this time period.

   Off-balance sheet hedging activities (interest rate swaps, caps and floors) had a positive impact on Crestar's 1996 margin when compared to 1995. Total off-balance sheet interest rate hedges positively impacted net interest income by $1.1 million in 1996, which was composed of a $1.2 million increase in interest income and a $0.1 million increase in interest expense, based on the underlying asset or liability being hedged. In 1995, the comparable impact of hedging activity was a decrease of $7.0 million to net interest income. This difference equated to a 5 basis point positive impact on the 1996 net interest margin, as compared to 1995 results.

   Lower levels of nonperforming assets in 1996 had a favorable impact on the net interest margin of approximately one basis point. Additional income of approximately $12.3 million for 1996 and $16.2 million for 1995 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and not deemed nonaccrual, due to an assessment of collectibility (see "Nonperforming Assets and Other Risk Elements").

   The extent to which Crestar will be able to maintain its current net interest margin is significantly influenced by the economic environment in its markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits. Competitive pressures, especially with regard to deposit rates, may lead to decreases in net interest margins in future periods.

   From 1994 to 1995, the net interest margin fell slightly, moving from 4.47% in 1994 to 4.44% in 1995. This reduction reflected changes in Crestar's

                                 Uses of Funds-
                                    Averages
                                ($ in millions)

                                    [Graph]


                                    1992     1993    1994      1995     1996
                                  --------------------------------------------
Mortgage Loans Held for Sale       $  368   $  430  $   408   $   374  $   836
Money Market Investments            1,228      878      650       337      332
Securities Held to Maturity &
   Securities Available for Sale    3,739    4,895    4,805     4,216    4,922
Loans                               9,951    9,950   11,812    13,676   13,629


                                  Average Core
                                  Deposit Mix
                                   (percent)

                                    [Graph]


                                    1992    1993    1994    1995   1996
                                  -------------------------------------
Demand Deposits                       16      18      18      19     20
Interest-Bearing
   Demand Deposits                    37      38      38      37     37
Regular Savings Deposits              10      13      14      12     11
Other Domestic Time Deposits          37      31      30      32     32
                                  -------------------------------------
                                     100     100     100     100    100

funding sources towards higher-rate deposit categories. In addition, cash flows from off-balance sheet hedges negatively impacted net interest income. These factors were partially offset by favorable changes in the earning asset mix. Average loans as a percentage of earning assets increased from 67% in 1994 to 74% in 1995. Table 5 presents a comparison of the earning assets and sources of funds for these two years. Purchase acquisitions completed during 1995 added over $13 million to Crestar's 1995 net interest income, in comparison to 1994, but did not have a significant impact on the Corporation's net interest margin for 1995.

Noninterest Income

Noninterest income increased 4% in 1996, following a 12% increase in 1995. Excluding securities gains and losses, noninterest income in 1996 increased $7.9 million or 2% over 1995, compared with a 1995 increase of $25.5 million or 9% over 1994.

   The comparability of results for 1996 and 1995 are impacted by nonrecurring branch and equipment charges recorded as reductions of noninterest income, in addition to other items. In 1996, as part of the costs incurred in the merger with Citizens, Crestar recorded an $18.2 million charge for branch closing costs. These costs are classified as a loss on sale or disposal of branches, which reduces noninterest income. Of the 103 full service branch locations acquired in the year-end 1996 merger with Citizens, 26 are expected to be closed or consolidated with existing Crestar branches during 1997. Noninterest income for 1996 also includes non-merger related net losses on the sale and disposal of branches, totaling $4.1 million, representing the cost of closing selected banking locations as part of Crestar's strategy of refining its service delivery systems. In 1995, as part of the merger with Loyola, $5.8 million in branch closing costs were recorded. Offsetting this charge were net gains of $3.5 million on branch closings and sales (including sale of related branch deposit accounts) from 1995 activity. These results are included in the totals for gain
(loss) on sale and disposal of branches-net in Table 7, for the applicable year. During 1995, Crestar recorded a gain of $4.3 million from the annuitization of certain retiree pension obligations; there were no such gains recorded in 1996. Excluding the above items, and gains or losses from sale of securities, noninterest income totaled $355.3 million and $323.0 million for 1996 and 1995, respectively, representing an increase of 10%.

   Most categories of noninterest income exhibited growth in 1996, with strong increases recorded in trust and investment advisory fees and mortgage origination income. Trust and investment advisory income increased $6.1 million or 10% from 1995. This increase reflects new account growth coupled with the effects of a rising stock market. At year-end 1996, trust assets held by Crestar's Trust and Investment Management Group approximated $34 billion, and assets under management totaled $13 billion. Reflecting greater origination volume and favorable market conditions for the sale of loans to investors, mortgage origination income totaled $12.2 million in 1996, compared to $2.8 million in 1995. Mortgage origination income is reported net of direct costs associated with the mortgage underwriting process. Mortgage servicing income exhibited an increase of 6%, rising to $17.1 million in 1996 compared to $16.1 million in 1995. Gains on sales of mortgage servicing rights totaled $8.3 million in 1996, versus gains of $11.0 million recorded in the previous year. Crestar's loan servicing portfolio exceeded $11 billion at December 31, 1996, compared to $10.9 billion at year-end 1995.

Management's Discussion
Crestar Financial Corporation And Subsidiaries


Table 7         Noninterest Income

In thousands                                 1996            1995            1994            1993            1992
Service charges on deposit accounts      $114,249        $109,264        $103,692        $100,978       $  94,014
Trust and investment advisory              65,939          59,841          54,963          56,797          49,782
Bank card-related                          55,261          52,845          43,810          31,212          26,227
Mortgage servicing - net                   17,085          16,087          17,082           7,691          12,542
Mortgage origination - net                 12,212           2,753             389           9,580           8,025
Automated teller machine fees              18,684          17,856          13,828          11,959           9,715
Trading account activities                  3,833           3,515           1,874           5,227           7,753
Commissions on letters of credit            4,980           4,805           5,575           7,712           5,460
Safe deposit box rentals                    5,312           5,251           5,049           3,766           4,666
Annuities                                   9,637           9,394           8,751           6,554           4,950
Mutual funds                                5,877           3,170           2,673           3,379           1,104
Insurance                                   3,958           3,727           3,062           2,997           2,976
Gain on sale of mortgage
   servicing rights                         8,268          11,000          18,732           3,600           1,761

Gain (loss) on sale and disposal
   of branches - net                      (22,380)         (2,317)              -               -               -
Miscellaneous                              30,050          27,854          20,019          20,028          19,853
Securities gains (losses)                   3,393          (2,067)        (10,766)          2,094           6,523
-------------------------------------------------------------------------------------------------------------
   Total noninterest income              $336,358        $322,978        $288,733        $273,574        $255,351
=============================================================================================================

   Reflecting increased merchant fee volume, bank card-related fee income increased by $2.4 million, or 5%, during 1996. Service charges on deposit accounts increased 5%, or $5.0 million, from 1995 levels, reflecting growth in deposit accounts and selected fee increases. Other sources of growth in noninterest income were fees from sales of mutual funds, insurance and annuities, as Crestar continued to expand its marketing of these financial products. Automated teller machine (ATM) income continues to be a growing source of noninterest income, due to increased use and a greater number of ATM machines in our network. Such income recorded an increase of 5% in 1996, totaling $18.7 million in 1996 compared to $17.9 million in 1995. Crestar's network of ATM machines totaled 496 at year-end 1996, compared to 469 at year-end 1995.

Noninterest Expense

Noninterest expense increased $62.4 million or 9% in 1996 following an increase of $20.5 million or 3% in 1995. Excluding the impact of foreclosed properties expense, noninterest expense increased 7% in 1996 and 4% in 1995. The 1996 increase primarily reflects nonrecurring acquisition-related costs, in addition to a one-time assessment on SAIF insured deposits during the third quarter of 1996. Noninterest expense in 1995 also includes nonrecurring costs related to the December 31, 1995 merger with Loyola. Excluding the impact of nonrecurring merger costs in 1996 and 1995, and the 1996 SAIF assessment, noninterest expense excluding foreclosed properties expense was $715 million in 1996, compared to $704 million in 1995, representing an increase of 2%.

   With the consummation of the merger with Citizens in the fourth quarter of 1996, Crestar incurred approximately $27.8 million in nonrecurring noninterest expenses (this balance excludes branch closure and fixed asset disposal costs recorded as a reduction of noninterest income, and also excludes foreclosed properties cost and the merger's impact on income tax expense). These merger-related expenses included severance and other personnel costs of $11.3 million, professional fees of approximately $5.4 million, and outside data services expense of $4.8 million. Noninterest expenses recorded as part of the Loyola merger in 1995 totaled $20.8 million, and included $11.3 million in severance and other personnel expense, professional fees of $3.6 million and outside data services of $1.2 million.

   Foreclosed properties expense increased from a net recovery of $3.6 million in 1995 to an expense of $6.9 million in 1996. Of the 1996 expense, $4.0 million was recorded in connection with the year-end 1996 merger with Citizens Bancorp, reflecting Crestar's accelerated marketing and disposal plans for specific foreclosed properties. Excluding the additional provision expense recorded in connection with the Citizens merger, 1996 provision expense for foreclosed properties was $2.6 million, compared to a favorable $3.9 million adjustment to the allowance for certain foreclosed properties recorded in 1995. Net

Table 8    Noninterest Expense

In thousands                               1996           1995           1994          1993           1992
Salaries                               $320,890       $311,286       $307,478      $273,376       $253,672
Benefits                                 76,558         77,256         65,112        51,247         43,866
-----------------------------------------------------------------------------------------------------------
  Total personnel                       397,448        388,542        372,590       324,623        297,538
Occupancy - net                          64,450         62,851         63,290        56,374         53,852
Equipment                                38,479         37,916         35,063        32,999         32,007
Communications                           38,572         34,446         30,840        26,519         25,379
Stationery, printing and supplies        12,669         12,709         11,781        10,786          9,892
Professional fees and services           30,692         22,620         17,996        18,413         20,379
Loan expense                             12,216          9,281         10,727         9,633          9,140
FDIC premiums - net                      41,174         24,812         34,855        31,859         30,406
Advertising and marketing                26,165         20,400         26,171        18,734         12,307
Transportation                            7,056          7,281          7,140         6,641          6,471
Outside data services                    32,571         29,148         26,291        21,663         17,816
Bank franchise tax                        6,140          3,789          3,199         2,810          2,845
Amortization of intangibles              16,673         15,416          7,740        12,337         10,673
Miscellaneous                            52,342         55,514         47,219        41,955         45,528
-----------------------------------------------------------------------------------------------------------
  Subtotal                              776,647        724,725        694,902       615,346        574,233
Foreclosed properties                     6,872         (3,616)         5,725        37,436         67,713
-----------------------------------------------------------------------------------------------------------
  Total noninterest expense            $783,519       $721,109       $700,627      $652,782       $641,946
===========================================================================================================


gains of $3.9 million from the sale of foreclosed properties were recorded in 1995, compared to net gains in 1996 of $0.8 million.

   Crestar recorded an expense of $34.1 million in 1996 associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation
(FDIC). The legislation, which resulted in an after-tax charge of $21.5 million or $0.19 per share during the third quarter, addressed the disparity between deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund. As of December 31, 1996, all of the Corporation's insured deposits are part of the FDIC's Bank Insurance Fund; future earnings are expected to be augmented by a reduction in the amount of ongoing FDIC insurance premiums. The assessment of $34.1 million is reflected in 1996's noninterest expense as part of FDIC premiums - net.

   During the third quarter of 1995, Crestar's deposit insurance assessments on BIF-insured deposits decreased from 0.23% to 0.04%, on an annualized basis. The decrease was retroactive to June 1995. The assessments for SAIF-insured deposits remained unchanged. Due primarily to the change in assessments, FDIC premium expense declined from 1994 levels, falling from $34.9 million in 1994 to $24.8 million in 1995.

   Total capital expenditures for 1996, 1995 and 1994 were approximately $73 million, $58 million and $48 million, respectively. The 1996 figure included expenditures for branch and office refurbishments, new branch computer technology, and construction outlays for a new office building located adjacent to the Crestar Mortgage Corporation (CMC) headquarters in Richmond. Capital expenditures in 1997 are anticipated to approximate $135 million. Of this amount, approximately $45 million will be expenditures for the completion of the five-story office building.

Income Taxes

In 1996, Crestar's income tax expense was $105.0 million, down from $134.6 million in 1995 and $114.3 million in 1994. The effective tax rates for 1996, 1995 and 1994 were 32.5%, 38.4% and 34.7%, respectively. The 1996 decrease in the effective tax rate was primarily attributable to a nonrecurring $10.6 million reduction of income tax expense in the third quarter of 1996. This reduction of expense arose from the repeal of the tax law that previously required, under certain circumstances, thrift institutions to recapture into taxable income the pre-1988 loan loss allowance. Crestar had recorded the charge at the time of the merger with Loyola Capital Corporation on December 31, 1995. The effective tax rates for 1996 and 1995, normalized to exclude the adjustment, were 35.7% and 35.4%, respectively. Other fluctuations in Crestar's effective tax rates for 1996 compared to 1995 were caused by changes in the proportions of tax-exempt interest and dividends, provisions for state income taxes, and nondeductible expenses in 1996

Management's Discussion
Crestar Financial Corporation And Subsidiaries

versus 1995. The increase in Crestar's effective tax rate from 1994 to 1995 is attributable to the same factors.

   Deferred tax assets and liabilities are based on the differences between financial statement and tax bases of assets and liabilities. The tax effects of these differences are measured using enacted tax rates that will be effective for the period during which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if, and to the extent, it is more likely than not that the deferred tax assets will not be fully realized. In management's judgment, no valuation allowance was necessary at December 31, 1996 and 1995. Deferred tax expense is measured by the change in the net deferred tax assets or liabilities for the period.

Liquidity And Interest Sensitivity

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and investments, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities, and customer needs. General strategies to accomplish this objective include maintaining a strong balance sheet, maintaining adequate core deposit levels, taking an acceptable level of interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 59% of total funding sources at December 31, 1996 compared with 64% at December 31, 1995. As an additional indication of adequate liquidity, securities available for sale represented 21%, and money market investments represented 4%, of Crestar's total earning assets at December 31, 1996.

   Interest sensitivity refers to the volatility of net interest income as a result of changes in interest rates. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO and Interest Rate Risk committees. The committees establish limits on the earnings at risk for a current planning period, generally either the current calendar year or the remainder of the current year plus the next calendar year. The level of exposure taken is based on an assessment of the market environment, and will vary from period to period.

   The primary tool used to assess interest rate exposure is the quantification of market value changes for all assets and liabilities given an increase or decrease in interest rates. This approach provides a view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using mathematical rate simulation techniques. Crestar has been developing this tool and is incorporating it as its primary component of interest rate risk management. However, the Corporation's measurement and interpretation process for market valuation models continues to be in a developmental stage. Another tool used is net interest income simulations. The committee establishes limits on net interest income at risk for a relevant planning period of 9 to 24 months. A net interest income forecast is prepared regularly based on a consensus interest rate forecast, in addition to numerous high and low interest rate scenarios of up to and including 300 basis points from current interest rates. The time period evaluated is linked to the current planning horizon. The various interest rate scenarios represent a reasonable range of interest rates. By its nature the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and speeds. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the assumed effects of interest rate caps and floors, and variances in the level of prepayment rates on loans and securities as a function of interest rates. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Based on the most recent simulations as of December 31, 1996, Crestar's projected net interest income under the consensus interest rate scenario for 1997 would decrease by approximately 6% in a high interest rate scenario, and would increase by approximately 8% in a low interest rate scenario. These projections were within Crestar's tolerance for interest

                               Earning Asset Mix
                                ($ in millions)

                                    [GRAPH]


                                                   December 31,
                                                       1996
                                                   ------------
           Mortgage Loans Held For Sale             $   658.8
           Money Market Investments                 $   745.7
           Securities Held To Maturity &
             Securities Available For Sale          $ 5,285.9
           Loans                                    $14,049.7
                                                    ---------
              Total                                 $20,740.1



                                  Funding Mix
                                ($ in millions)

                                    [GRAPH]


                                                    December 31,
                                                       1996
                                                    ------------
          Long-Term Debt                            $   659.3
          Other Sources-Net                         $ 3,646.5
          Purchased Funds                           $ 4,256.6
          Interest-Bearing Core Deposits            $12.177.7
                                                    ---------
              Total                                 $20,740.1

rate risk, and indicate a sufficient liquidity position and acceptable operating environment, under the high, low and consensus interest rate scenarios.

   Another interest rate risk tool is the interest rate "gap", or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown on Table 9, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at December 31, 1996. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $5.0 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, gap.

   In addition to the traditional gap measurement presentation, Table 9 presents interest sensitivity on a Beta adjusted basis. These adjustments are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates such as commercial paper. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of the Corporation's commercial demand deposit balances to the level of interest rates. The adjustment, based on historical trends and estimated as a percentage of commercial interest deposits, reflects a greater sensitivity on the part of commercial demand deposits to fluctuating interest rates than experienced with consumer deposits. On a cumulative twelve-month basis, Crestar had a liability sensitive "adjusted gap" at December 31, 1996, with $1.3 billion excess of interest-sensitive sources of funds over uses of funds. In comparison, the level of total earning assets at December 31, 1996 was $20.7 billion. The static gap and adjusted gap do not include $1.55 billion (notional amount) of interest rate caps that would potentially offset the effect of rising interest rates on the securities available for sale portfolio. In addition, the static gap and adjusted gap do not include $1.0 billion (notional amount) of interest rate floors to potentially offset the effect of falling interest rates on the fair value of fixed rate domestic time deposits.

   Each of the above three tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds, or unusual market relationships for financial instruments.

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 9    Interest Sensitivity Analysis

December 31, 1996
In millions                                                  Maturity/Rate Sensitivity
                                                             -------------------------
                                                  0-3         3-6       6-12      one to       over
Use of Funds                                    months      months     months  five years five years       Total
Loans:
  Commercial                                 $ 2,484.5   $   395.3   $    90.3  $   124.2   $  908.3   $ 4,002.6
  Real estate - income property                  434.0        85.4        22.1       55.9      644.7     1,242.1
  Real estate - construction                     217.9        49.7         1.1        2.3       43.0       314.0
  Instalment                                   1,141.6       132.2       643.9      323.9    1,818.6     4,060.2
  Bank card                                      394.8       168.8       130.8      277.5      451.0     1,422.9
  Real estate - mortgage                         146.9       276.0       418.7      772.3    1,394.0     3,007.9
Securities held to maturity                       52.7        99.0        76.7       77.4      661.7       967.5
Securities available for sale                    363.3       388.2        83.8      149.9    3,333.2     4,318.4
Money market investments                         740.7          .1         4.9          -          -       745.7
Mortgage loans held for sale                     658.8           -          -           -          -       658.8
------------------------------------------------------------------------------------------------------------------
  Total earning assets                         6,635.2     1,594.7     1,472.3    1,783.4    9,254.5    20,740.1
Interest sensitivity hedges on assets           (350.0)     (350.0)         -           -      700.0           -
------------------------------------------------------------------------------------------------------------------
  Total uses                                 $ 6,285.2   $ 1,244.7   $ 1,472.3  $ 1,783.4   $9,954.5   $20,740.1
==================================================================================================================
Sources of Funds
Interest-bearing demand deposits             $ 5,913.4   $       -   $      -   $       -   $      -   $ 5,913.4
Regular savings deposits                       1,620.9           -          -           -          -     1,620.9
Domestic time deposits                           400.2       776.7     1,100.9    1,174.1    1,191.5     4,643.4
Certificates of deposit
  $100,000 and over                               42.1        61.0        25.3       11.0        1.1       140.5
Short-term borrowings                          3,936.6         4.5       175.0          -          -     4,116.1
Long-term debt                                       -        11.6        11.3       30.6      605.8       659.3
------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities          11,913.2       853.8     1,312.5    1,215.7    1,798.4    17,093.6
Other sources - net                                  -           -          -           -    3,646.5     3,646.5
Interest sensitivity hedges on liabilities           -       (35.0)         -           -       35.0           -
------------------------------------------------------------------------------------------------------------------
  Total sources                              $11,913.2   $   818.8   $ 1,312.5  $ 1,215.7   $5,479.9   $20,740.1
==================================================================================================================
Cumulative maturity/rate
  sensitivity gap                            $(5,628.0)  $(5,202.1)  $(5,042.3) $(4,474.6)  $      -   $       -
==================================================================================================================
Adjustments
Beta adjustments:
  Interest-bearing demand deposits
    (beta factor .39)                        $ 3,596.3
  Regular savings (beta factor .13)            1,410.2
Demand deposit sensitivity                    (1,215.7)
------------------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivty gap                             $(1,837.2)  $(1,411.3)  $(1,251.5)  $ (683.8)  $      -   $       -
==================================================================================================================

   As noted, Crestar entails a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at December 31, 1996 are utilized to convert certain variable rate assets to fixed rates as part of the Corporation's interest risk management strategy. Interest rate caps are utilized to minimize interest rate risk associated with rising rates on both fixed rate securities and real estate loans, and on floating rate money market deposits. Interest rate floors are utilized to minimize interest rate risk associated with falling rates on fixed rate domestic time deposits. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corpora-

Table 10    Off-Balance Sheet Derivatives Activity (1)

In thousands
                           Interest Rate Conversions      Market Value Hedges
                           -------------------------     ---------------------     Hedges of
                                 Interest   Interest     Interest    Interest        Lending
                                     Rate       Rate         Rate        Rate        Commit-
                                    Swaps       Caps         Caps      Floors       ments (2)       Total
Balance, January 1, 1996       $1,200,000    $40,000   $        -  $        -    $   547,790   $ 1,787,790
Additions                         300,000          -    1,750,000   1,000,000      3,535,603     6,585,603
Terminations                     (500,000)         -            -           -              -      (500,000)
Maturities                       (100,000)    (5,000)           -           -     (3,376,662)   (3,481,662)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     $  900,000    $35,000   $1,750,000  $1,000,000    $   706,731   $ 4,391,731
===========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.


tion believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credit risks. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at December 31, 1996, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. Interest rate simulation and duration of equity assessment techniques are used by Crestar to monitor market risk in the Corporation's derivative portfolio, just as it measures and assesses our balance sheet risk.

   The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar simply acts as an intermediary) was $3.7 billion at December 31, 1996. Forward contracts with a notional balance of $707 million, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at December 31, 1996, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $4.4 billion at year-end 1996. Maturities on such instruments ranged from less than one month to 4.7 years. Tables 10, 11 and 12 present information regarding the fair values, maturity, average rates, and activity for 1996 for these off-balance sheet derivative instruments. The net unrealized losses on these instruments totaled $11.4 million as of December 31, 1996, which was composed of gross unrealized gains of $2.6 million and gross unrealized losses of $14.0 million. At December 31, 1995, derivatives used as hedges of interest rate risk had gross unrealized gains of $13.6 million and gross unrealized losses of $6.1 million, and at December 31, 1994, such derivatives had gross unrealized gains of $0.4 million and gross unrealized losses of $95.6 million. Financial statement note 21 also contains additional information pertaining to these types of agreements.

   During the course of 1996 and 1995, Crestar terminated prior to maturity certain interest swaps and caps being utilized as hedges against interest rate risk. Losses upon termination were not material, and the Corporation had no unamortized deferred gain or loss balances from terminated instruments at December 31, 1996 and December 31, 1995. Terminations of derivative instruments prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.

   Estimated fair values of financial instruments held at December 31, 1996 and 1995 are presented in financial statement note 22. Management is concerned about the comparability of fair value estimates between financial institutions due to the wide range of valuation techniques utilized and the numerous estimates and assumptions that must be made, given the absence of active secondary markets for many financial instruments. This is particularly true for estimated fair values computed for loan portfolios and deposit liabilities. Lack of uniform valuation methodologies introduces a great degree of subjectivity to such fair value estimates.

   A brief description of the methodologies used in computing fair value estimates, and the resulting estimated fair values, are provided in financial statement note 22. Crestar's loan portfolio, which constitutes the Corporation's largest financial instrument asset category, had an estimated fair value of approximately 1% in excess of recorded book value at December 31, 1996. Credit quality trends and the effects of the year-end interest rate environment were major factors in the determination of the estimated fair value for net loans. Deposit liabilities payable on short notice or demand, which constituted 69% of Crestar's total deposits at December 31, 1996, were assigned an estimated fair value equal to the balance payable on

Management's Discussion
Crestar Financial Corporation And Subsidiairies

Table 11    Off-Balance Sheet Derivative Financial Instruments (1)

December 31, 1996                                         Average
                                               Weighted     Fixed   Estimated
Dollars in thousands                Notional    Average   Receive        Fair
                                     Balance   Maturity      Rate       Value   Comments
Interest Rate Conversions
  Generic interest rate swaps      $ 900,000   2.8 yrs.     5.86%               Notional amounts of $650
    Carrying amount(2)                                                $   258   million and $250 million
      Commercial loan program                                                   convert floating rate
          Unrealized gains                                                154   commercial and instalment
          Unrealized losses                                            (5,413)  loans, respectively, to fixed
      Instalment loan program                                                   rate. Floating rates paid
          Unrealized losses                                            (1,433)  tied to LIBOR.
                                                                     ---------
    Estimated fair value                                               (6,434)
                                                                     ---------

  Interest rate caps                  35,000   0.8 yrs.     5.93%(3)            Notional amount of $35 million
    Carrying amount(2)                                                      3   hedges the interest rate risk
      Money market deposit                                                      associated with rising interest
        program                                                                 rates on floating rate money
          Unrealized gains                                                 73   market deposits (strike rate tied
                                                                     ---------  to LIBOR).

    Estimated fair value                                                   76
                                                                     ---------

Market Value Hedges
  Interest rate caps               1,750,000   3.2 yrs.     7.57%(3)            Notional amount of $1.55 billion
    Carrying amount(2)                                                 18,240   hedges the market value of fixed
      Securities available for sale                                             rate securities available for sale
        program(5)                                                              (strike rate for $1 billion tied to
          Unrealized losses                                            (5,445)  5 year CMT; strike rate for $550
      Real estate income property                                               million tied to LIBOR). Notional
        loan program                                                            amount of $200 million hedges
          Unrealized losses                                              (673)  the market value of fixed rate
                                                                     ---------
                                                                                real estate income property loans
                                                                                (strike rate tied to LIBOR).
    Estimated fair value                                               12,122
                                                                     ---------
  Interest rate floors             1,000,000   3.7 yrs.     5.63%(4)            Notional amount of $1.0 billion
    Carrying amount(2)                                                  5,539   hedges the fair value of fixed
      Domestic time deposit program                                             rate domestic time deposits
          Unrealized gains                                                900   (strike rate tied to 5 year
          Unrealized losses                                              (306)  CMT)
                                                                     ---------

    Estimated fair value                                                6,133
                                                                     ---------

Hedges of Lending Commitments
  Forward contracts                  706,731    .1 yrs.     n/a                 Hedges of residential
          Unrealized gains                                              1,494   mortgage lending
          Unrealized losses                                              (761)  commitments.
                                                                     ---------
    Estimated fair value                                                  733
      Total hedges against        ----------                         ---------
        interest rate risk        $4,391,731                          $12,630
========================================================================================================


(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Includes any accrued interest receivable and/or payable balances, and unamortized premiums paid for interest rate caps and floors.

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

  n/a - Not applicable

  LIBOR - London Interbank Offered Rates

  5 year CMT - Yield on 5 year constant maturity U.S. Treasury securities

Table 12    Off-Balance Sheet Derivatives--Expected Maturities (1)

December 31, 1996
Dollars in thousands                      Within         One to       Three to
                                        One Year    Three Years     Five Years          Total
Interest Rate Conversions
  Generic interest rate swaps
    Notional amount                    $   --      $   550,000     $   350,000     $   900,000
    Average fixed receive rate             --             5.91%           5.77%           5.86%
    Carrying amount                    $   --      $       118     $       140     $       258
    Net unrealized loss                    --           (1,588)         (5,104)         (6,692)

  Interest rate caps
    Notional amount                    $ 25,000    $    10,000     $      --       $    35,000
    Average strike rate                    5.80%          6.25%           --              5.93%
    Carrying amount                    $      3    $      --       $      --       $         3
    Unrealized gains                         29             44            --                73

Market Value Hedges
  Interest rate caps
    Notional amount                    $   --      $   200,000     $ 1,550,000     $ 1,750,000
    Average strike rate                    --             7.75%           7.55%           7.57%
    Carrying amount                    $   --      $     1,232     $    17,008     $    18,240
    Unrealized losses                      --             (673)         (5,445)         (6,118)

  Interest rate floors
    Notional amount                    $   --      $   300,000     $   700,000     $ 1,000,000
    Average strike rate                    --             5.63%           5.63%           5.63%
    Carrying amount                    $   --      $     1,009     $     4,530     $     5,539
    Net unrealized gain                    --                4             590             594

Hedges of Lending Commitments
  Forward contracts (2)
    Notional amount                    $706,731    $      --       $      --       $   706,731
    Net unrealized gain                     733           --              --               733

      Total hedges against
         interest rate risk:
          Notional amount              $731,731    $ 1,060,000     $ 2,600,000     $ 4,391,731
          Carrying amount                     3          2,359          21,678          24,040
          Net unrealized gain (loss)        762         (2,213)         (9,959)        (11,410)
                                       --------    -----------     -----------     -----------
           Estimated fair value        $    765    $       146     $    11,719     $    12,630
=================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges of residential mortgage lending commitments.


demand, in accordance with mandatory accounting standards. However, recent purchase transactions of such deposits have generally reflected premiums of approximately 4% to 12% of recorded book value, reflecting the relationship value of such deposits over their projected life and their value as a low cost source of funds.

   Securities held to maturity are carried at amortized cost on the Corporation's Consolidated Balance Sheets, as Crestar has the ability and positive intent to hold these securities to maturity. Trading account securities (classified as money market investments) are carried at fair value as they are intended to be sold in the near term. Securities available for sale are carried at fair value and represent securities not classified as held to maturity or trading account securities. Unrealized holding gains or losses on securities available for sale are excluded from the Consolidated Statement of Income and reported, net of tax, as a separate component of shareholder's equity. At December 31, 1996, the fair market value of securities classified as available for sale was $4.318 billion. The amortized cost of these securities was $4.351 billion. The net unrealized loss on securities available for sale, net of tax, at December 31, 1996 was $21.3 million. At December 31, 1995 the net unrealized gain on securities available for sale, net of tax, was $13.2 million. The net unrealized gain or loss on securities

Management's Discussion
Crestar Financial Corporation And Subsidiaries

available for sale, recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market values, acquisition activities, sales, purchases, maturities and calls.

   Securities held to maturity at December 31, 1996 had an amortized cost of $968 million and a market value of $967 million. Unrealized pre-tax gains on such securities at year-end 1996 were $5.3 million, with unrealized pre-tax losses of $6.1 million. No sales of investments classified as securities held to maturity occurred during 1996 or 1995.

   All mortgage-backed securities in the securities available for sale and the securities held to maturity portfolios are subject to prepayment risk, since the mortgage loans underlying these securities can prepay at any time without penalty. This risk becomes apparent during periods of declining interest rates, when refinancing of existing mortgage loans can accelerate. During such periods, the expected maturity of mortgage-backed securities shortens due to prepayments, reducing the expected stream of future interest payments to be received. The interest rate and prepayment risk associated with mortgage-backed securities is considered by management in assessing the overall asset/liability structure of the Corporation.

   In assessing risk in asset-backed securities, regulatory authorities have designed tests to determine those securities with the highest risk characteristics. The Federal Financial Institutions Examination Council (FFIEC) has issued regulations, endorsed by the Federal Reserve Bank, defining a high-risk mortgage security. These regulations define a high-risk mortgage security as any mortgage derivative product (including mortgage backed pass-through securities and collateralized mortgage obligations) that exhibits greater price volatility than a benchmark fixed rate thirty-year mortgage backed pass-through security. The regulations further quantify the characteristics of a high-risk mortgage security through the use of three tests: (a) the mortgage security has an expected weighted average life greater than ten years, (b) the expected weighted average life of the mortgage security extends by more than four years, assuming an immediate and sustained parallel shift in the yield curve of plus 300 basis points, or shortens by more than six years, assuming an immediate and sustained parallel shift in the yield curve of minus 300 basis points, or (c) the estimated change in the price of the mortgage security is more than 17%, due to an immediate and sustained parallel shift in the yield curve of plus or minus 300 basis points. The yield curve relates to interest yields on U.S. Treasury securities of various maturity dates. Floating rate mortgage instruments are subject to the price sensitivity test, but are exempt from the average life and average life sensitivity tests as long as their interest rate at the time purchase, or interest rate reset date, is below the contractual interest rate cap of the floating rate instrument.

   A mortgage backed pass-through security or collateralized mortgage obligation
(CMO) that meets any one of the three tests is considered a high-risk security; certain securities are exempt from this classification. Institutions must evaluate quarterly that any holdings of high-risk securities reduce the institution's overall interest rate risk profile. The Corporation had no security holdings at December 31, 1996 that met the definition of a high-risk mortgage derivative product, per the FFIEC regulations.

   All investment securities, including mortgage backed pass-through securities, CMO securities and automobile collateralized receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying security, in addition to the contractual obligation of the issuer to collect and remit such payments to individual security owners. In some respects, such credit risk is similar to the risks incurred by purchasers of corporate bond securities. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. At December 31, 1996 the fair value of Crestar's holdings of mortgage backed pass-through securities of Federal agencies was $2.7 billion, of which the vast majority was classified as securities available for sale. Crestar's securities available for sale and securities held to


Table 13    Debt And Other Security
Ratings (as of February 3, 1997)

                                       Standard          Thomson
Security                   Moody's     & Poor's         BankWatch
8 3/4% Subordinated
  Notes due 2004             Baa1         BBB+              A-
8 1/4% Subordinated
  Notes due 2002             Baa1         BBB+              A-
8 5/8% Subordinated
  Notes due 1998             Baa1         BBB+              A-
Commercial Paper              P-2    Not rated           TBW-1
Crestar Bank
  Deposits:
    Long-Term                  A2            A       Not rated
    Short-Term                P-1          A-1           TBW-1
Crestar Capital Trust I
  Preferred Stock            Baa1          BBB       Not rated
================================================================
maturity portfolios at year-end 1996 also included CMO securities with a fair value of approximately $700 million. See "Uses of Funds" for a further description of the Corporation's security holdings.

   The Corporation's debt ratings are presented in Table 13. During the fourth quarter of 1996, $200 million in preferred stock securities were issued by Crestar Capital Trust I, a subsidiary of Crestar Financial Corporation (see Sources of Funds). The trust preferred stock issuance received a rating of Baa1, and a rating of BBB, from the Moody's and Standard & Poor's rating agencies, respectively.

Sources Of Funds

Crestar's largest and most important funding source is core deposits, which totaled $15.5 billion at December 31, 1996, representing 75% of total funding sources at year-end 1996. Core deposits totaled $16.2 billion at December 31, 1995, or 81% of total funding sources at year-end 1995. Average core deposits were relatively stable, increasing by $179 million or 1% from 1995 to 1996. Demand deposits increased $51 million, or 2%, from year-end 1995 to year-end 1996. Interest checking and money market deposit accounts also displayed increases of $12 million and $28 million, respectively, during this period. Declines were noted in regular savings accounts and, to a greater degree, domestic time deposits. Deposit pricing contributed to the decline in consumer certificates of deposit accounts. Growth in sales of mutual fund and insurance annuity products within Crestar's branch system was also a factor in declines in year-end balances of domestic time deposits, from year-end 1995 levels.

   Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs) and short-term borrowings. Total purchased liabilities increased $1.3 billion from December 31, 1995, reflecting balance sheet growth and management strategies in a changing interest rate environment. At December 31, 1996, approximately 25% of Crestar's purchased funds consisted of funds invested by local customers and, as such, are less volatile than other categories of purchased funds. At December 31, 1996, Crestar had over $1.9 billion in par value of unpledged marketable securities.

   Long-term debt decreased $12 million during 1996, or 2%, primarily reflecting scheduled reductions of collateralized mortgage obligation bonds, mortgage indebtedness and capital lease obligations.

   On December 31, 1996 Crestar Capital Trust I, a wholly-owned special purpose finance subsidiary of Crestar, issued 200,000 shares of preferred stock capital securities (Trust Preferred Stock), with a stated value of $1,000 per share. Total proceeds to the subsidiary from the sale of the securities were $200 million. The Trust Preferred Stock pays a semi-annual fixed dividend to security holders based on 8.16% (annual yield) of the stated value, and has a mandatory redemption date, subject to specific call provisions, of December 15, 2026. The stated value of the Trust Preferred Stock is unconditionally guaranteed, on a subordinated basis, by Crestar Financial Corporation. Through an inter-company lending transaction, proceeds received by the subsidiary were invested in junior subordinated debentures of Crestar, the parent company. Crestar intends to use the proceeds of the debentures for general corporate purposes and working capital needs, including possible future acquisitions of financial institutions or other businesses of a type eligible for acquisition by bank holding companies. Pending such use, the Corporation may invest the proceeds in securities or money market investments. Issuance of the Trust Preferred Stock further strengthened the Corporation's Tier 1 and Total regulatory capital positions. Footnote 13 to the consolidated financial statements contains further details as to the issuance, terms and accounting for the Trust Preferred Stock.

Uses Of Funds

Total earning assets at December 31, 1996 were $20.7 billion, an increase of $694 million or 3% from year-end 1995, compared with a 10% increase in the prior year. Average earning assets for 1996 increased $1.1 billion or 6% above the average level of earning assets in 1995. Increases in average deposit levels and short-term borrowings were used to fund growth in the Corporation's securities portfolio, as well as increased levels of mortgage loans held for sale. Average balances of loans were relatively unchanged during 1996, in comparison to 1995 levels, as increases in commercial and installment lending were offset by reductions in Crestar's real estate-mortgage and bank card loans outstanding.

   Total securities (classified as either held to maturity or available for sale) as of December 31, 1996 increased $477 million or 10% from December 31, 1995. This followed a $470 million or 11% increase in 1995 over 1994 year-end levels, reflecting the impact of acquisitions completed by Crestar in 1995. The composition of Crestar's securities portfolio along with related yield and maturity information as of December 31, 1996 are presented in Table 14 (Analysis of Securities Held to Maturity) and Table 15 (Analysis of Securities Available For Sale). Both average expected maturity and actual stated maturity are shown in these tables. The average expected maturity considers

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 14    Analysis Of Securities Held To Maturity (1)


                                                                                       Average     Average
                                                                                      Expected      Stated
December 31, 1996                           Par    Amortized      Market   Average    Maturity    Maturity
Dollars in thousands                      Value         Cost       Value   Yield(2)  (Yrs/Mos)   (Yrs/Mos)
U.S. Treasury and Federal agencies:
  Within one year                      $ 29,500     $ 29,413    $ 29,480      6.2%
  One to five years                     205,500      208,529     206,895      5.5
-----------------------------------------------------------------------------------------------------------
  Total U.S. Treasury and
    Federal agencies                    235,000      237,942     236,375      5.6       02/01       02/01
-----------------------------------------------------------------------------------------------------------
Mortgage-backed obligations
  of Federal agencies:
  Within one year                             2            2           2      8.3
  One to five years                       1,904        1,921       1,984      8.9
  Five to ten years                      14,562       14,761      15,445      9.4
  After ten years                         2,006        1,882       2,045     10.7
-----------------------------------------------------------------------------------------------------------
  Total mortgage-backed
    obligations of Federal agencies      18,474       18,566      19,476      9.5       07/05       08/01
-----------------------------------------------------------------------------------------------------------
States and political subdivisions:
  Within one year                        10,761       10,765      10,820     10.3
  One to five years                      22,007       22,188      22,499      9.2
  Five to ten years                      15,295       15,199      15,430      9.6
  After ten years                        29,622       29,454      29,711      8.8
-----------------------------------------------------------------------------------------------------------
  Total states and political
    subdivisions                         77,685       77,606      78,460      9.3       07/10       08/03
-----------------------------------------------------------------------------------------------------------
Other taxable securities:
  Within one year                        19,767       19,758      19,783      6.4
  One to five years                      32,796       32,854      32,783      5.8
  Five to ten years                     152,682      152,565     151,740      5.9
  After ten years                       431,636      428,219     428,133      6.3
-----------------------------------------------------------------------------------------------------------
  Total other taxable securities        636,881      633,396     632,439      6.2       01/11       14/00
-----------------------------------------------------------------------------------------------------------
  Total securities held to maturity    $968,040     $967,510    $966,750      6.4%      02/06       10/06
===========================================================================================================

(1) Maturity line classifications are based on stated maturity
(2) Tax-equivalent basis, based on amortized cost


prepayments and amortization, resulting in a more realistic measure of maturities than actual stated maturity.

   The "Other taxable securities" category in Tables 14 and 15 consists largely of collateralized mortgage obligations and certificates of automobile collateralized receivables. The Corporation's securities portfolio includes investments in both mortgage-backed pass-through securities and collateralized mortgage obligations (CMO). A mortgage-backed pass-through obligation depends on the underlying pool of mortgage loans to provide a stream of cash flows to the investor consisting of both principal and interest payments from the underlying mortgages. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from underlying mortgage pools in order to meet different objectives of investors. The Corporation had approximately $700 million (fair market value) invested in CMO securities at December 31, 1996, of which approximately $560 million were classified as securities held to maturity, and approximately $140 million classified as securities available for sale. Automobile collateralized receivables depend on the underlying pool of automobile installment loans to provide a stream of cash flows, representing principal and interest payments, but typically have a shorter maturity than mortgage pass-through securities. Holdings of such collateralized receivables were approximately $75 million (fair market value) at year-end 1996.

   None of Crestar's securities holdings by individual issuer (excluding U.S. Treasury and Federal agencies) exceeded 10% of total shareholders' equity at December 31, 1996.

Table 15    Analysis Of Securities Available For Sale (1)

                                                                                       Average     Average
                                                                                      Expected      Stated
December 31, 1996                        Par       Amortized      Market   Average    Maturity    Maturity
Dollars in thousands                    Value         Cost       Value  Yield(2)   (Yrs/Mos)   (Yrs/Mos)
U.S. Treasury and Federal agencies:
  Within one year                    $   37,060   $   36,961  $   36,959      5.8%
  One to five years                     770,685      771,246     766,260      5.8
  Five to ten years                      13,500       13,471      13,561      6.2
  After ten years                         1,500        1,440       1,400      6.6
------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury and
    Federal agencies                    822,745      823,118     818,180      5.8      02/08       02/08
------------------------------------------------------------------------------------------------------------
Mortgage-backed obligations
  of Federal agencies:
  Within one year                         5,506        5,545       5,612      6.9
  One to five years                     206,982      208,170     208,709      6.6
  Five to ten years                   1,001,877      993,281     996,399      6.7
  After ten years                     1,534,745    1,533,911   1,502,659      6.4
------------------------------------------------------------------------------------------------------------
  Total mortgage-backed
    obligations of Federal agencies   2,749,110    2,740,907   2,713,379      6.5      09/01       12/04
------------------------------------------------------------------------------------------------------------
Other taxable securities:
  Within one year                       118,626      118,865     118,774      7.7
  One to five years                      26,590       26,482      26,551      6.4
  Five to ten years                      88,801       88,820      88,152      6.1
  After ten years                       342,530      342,744     343,070      6.7
------------------------------------------------------------------------------------------------------------
  Total other taxable
    securities:                         576,547      576,911     576,547      6.8      13/05       13/07
------------------------------------------------------------------------------------------------------------
  Total interest-earning investments  4,148,402    4,140,936   4,108,106      6.4      09/05       10/09
Common and preferred stocks             210,203      210,203     210,243      6.2
------------------------------------------------------------------------------------------------------------
  Total securities available for
     sale                            $4,358,605   $4,351,139  $4,318,349      6.4%
============================================================================================================

(1) Maturity line classifications are based on stated maturity
(2) Tax-equivalent basis, based on amortized cost


   During 1996, approximately $4.3 billion (fair value) of securities were sold, generating net securities gains of $3.4 million. In 1995, approximately $1.9 billion (fair value) of securities were sold at a net loss of $2.1 million. All securities sold were from the Corporation's securities available for sale portfolio.

   Money market investments increased by $229 million or 44% from December 31, 1995 to $746 million at December 31, 1996. Year-end money market investment levels reflect an appropriate level of money market investments given liquidity needs and balance sheet management strategies. Average balances of money market investments in 1996 were relatively unchanged from prior year levels, totaling $332 million in 1996 versus $337 million in 1995. Mortgage origination and refinancing activity, coupled with longer holding periods for loans held for sale, resulted in higher average levels of mortgage loans held for sale during 1996, which increased from $374 million during 1995 to an average of $836 million for 1996.

   Total loans net of unearned income were $14.0 billion at both December 31, 1996 and 1995. Previously, loan balances exhibited a 6% increase from year-end 1994 to year-end 1995, reflecting a combination of loan growth and bank and thrift acquisitions. During 1996, the composition of the loan portfolio changed slightly as growth in instalment and commercial loans was offset by anticipated declines in Crestar's bank card and real estate-mortgage loan portfolios. The percentage of business loans to total loans at year-end increased from 39% in 1995 to 40% in 1996, with both the commercial loan and real estate-income property portfolios exhibiting increases over prior year

Management's Discussion
Crestar Financial Corporation and Sudsidiaries

Table 16    Loan Portfolio Analysis

December 31,
Dollars in millions              1996             1995             1994           1993            1992
                             ------------     ------------    ------------    ------------    -------------
                                 $      %         $      %        $      %        $      %        $      %
Business Loans:
  Commercial                 4,003     29     3,773     27    3,868     30    3,520     33    3,587     37
  Real estate - income
    property                 1,242      9     1,225      9    1,098      8    1,029     10      943     10
  Real estate - construction   314      2       407      3      391      3      437      4      402      4
Consumer Loans:
  Instalment                 4,060     29     3,653     26    2,942     22    2,501     23    2,348     25
  Bank card                  1,423     10     1,699     12    1,488     11      988      9      576      6
  Real estate - mortgage     3,008     21     3,276     23    3,408     26    2,191     21    1,724     18
-----------------------------------------------------------------------------------------------------------
Total loans - net of
  unearned income           14,050    100    14,033    100   13,195    100   10,666    100    9,580    100
===========================================================================================================

levels. Real estate-construction loan balances fell to $314 million at year-end 1996, representing 2% of the Corporation's total loan portfolio.

   Consumer instalment loans exhibited the strongest growth of all loan categories during 1996, increasing by $407 million or 11% over year-end 1995 levels. During the fourth quarter of 1996, Crestar completed the purchase of a $370 million student loan portfolio from Great Western Financial Corporation. The acquisition represents a significant expansion of Crestar's student loan portfolio, and reflects the continued national growth of the Corporation's education lending business. Student loans represented approximately $850 million of the total installment loan category at year-end 1996.

   Bank card loans decreased $276 million or 16% in 1996 as a result of curtailment of most solicitation efforts outside of Crestar's primary marketing area of Virginia, Maryland and Washington, DC. Also contributing to the decline was a higher level of account charge-offs, and reduction of some account balances as low promotional interest rates were reset during the year to higher market rates. In 1995, bank card loans increased by approximately $210 million or 14%, which was attributable to increased sales efforts and promotional activity. Bank card balances represented 10% of the total loan portfolio at December 31, 1996, versus 12% at year-end 1995.

   Real estate-mortgage loans decreased $269 million or 8% during 1996, and totaled $3.0 billion at December 31, 1996. Reductions in consumer real estate-mortgage loans reflect efforts to rebalance the Corporation's loan portfolio, through selected sales of residential mortgage loans, following the 1995 purchases of three savings and loan institutions. Consumer real estate-mortgage loans represented 21% of the Corporation's total loan portfolio at December 31, 1996, compared to 23% at year-end 1995.

   As previously mentioned, Crestar purchased and retired 3.4 million shares of its common stock during 1996. As of December 31, 1996, Crestar had a remaining authorization to purchase and retire up to 600 thousand shares of common stock in order to meet the needs of the dividend reinvestment plan, thrift and profit sharing plan and other stock-based plans.

Types Of Lending

Crestar's loan portfolio is broadly segmented into commercial and consumer loans.

   The commercial loans are more specifically segmented into loans to corporations, partnerships and sole proprietorships. These loans can have various purposes which include financing working capital, equipment, real estate, and to a lesser degree acquisitions and recapitalizations. Loan types can be either short-term lines of credit, term loans or mortgage financing. Loan maturities are managed such that they are compatible with the maturity structure of the Corporation's sources of funding.

   Commercial real estate is further segmented into owner-occupied property, income property and construction. Owner-occupied property is considered to be similar to traditional commercial loans since repayment is primarily from the cash flow of the owner, with the real estate being a secondary repayment source. Income property loans are made to entities or individuals engaged in real estate investment and the primary source of repayment is expected from the rental income of the property. Construction loans are to build or develop real estate properties and can be expected to either be refinanced at completion, sold, converted to income property or be owner-occupied. Table 16 shows the various loan categories.

   Consumer loans are comprised of residential real estate, bank card and instalment loans. Instalment loans represent a broad loan category that can be for various purposes, including car or boat purchases, home improvement and college tuition, among other purposes. Bank card loans are unsecured lines of credit while most other consumer loans are secured. Instalment Loans have various maturity structures with most maturing within five years. Real estate-mortgage loans are mostly underwritten to maturity, which may extend to 30 years. Most residential real estate loans are underwritten to national market standards and therefore can be securitized and sold into the secondary market.

Credit Underwriting
And Risk Management

Crestar has comprehensive policies and procedures which define and govern both commercial and consumer loan origination and management of risk. All loans are underwritten in a manner that emphasizes the borrowers capacity to pay. The measurement of capacity to pay delineates the potential risk of nonpayment or default. The higher potential for default determines the need for and amount of collateral required. Crestar makes unsecured loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical to assuring that Crestar receives an adequate return for the risk undertaken, and that the risk of loss is minimized.

   Crestar effectively manages the risk associated with commercial loans, which generally have balances larger than consumer loans, by having lending professionals work in tandem with credit underwriting personnel to maintain a balance between growth and risk requirements. To further assess loan portfolio quality, there is a Credit Review group that independently reviews various individual loans and loan segments to assess quality and support the credit management process.

   Crestar's commercial loans are not considered to be concentrated, except those loans to real estate developers and investors (REDI). Diversification is achieved through lending to various industries located within Crestar's market area. This diversification is believed to reduce investment risk associated with changes in economic conditions.

   Due to its concentration and its specialized nature, commercial real estate investment lending is governed by its own distinct policies and procedures. Also, this loan class is mostly underwritten and managed by a specialized division of lending professionals. Underwriting policies delineate such factors as concentrations by property type, amount, terms, price and collateral. Real estate investment lending is almost entirely collateralized and, as such, market conditions are monitored closely. Key market measurements include vacancy rates, rental rates, absorption rates for new properties and loan-to-value ratios. The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes guidelines, by loan type, for real estate lending. Maximum real estate loan-to-value ratios under these guidelines include 65% for undeveloped land, 75% for land development loans, 80% for commercial, multifamily and other nonresidential construction loans, and 85% for residential (1 to 4 family) construction loans. Crestar's policies for loan-to-value are within the parameters established by the FDICIA.

   Based upon Standard Industrial Classification codes used for bank regulatory reporting purposes, the Corporation had no aggregate loan classifications of 10% or more of total loans in any particular industry at year-end 1996. Under a broader view of the portfolio, Crestar had $1.6 billion in loans outstanding at December 31, 1996 to real estate developers and investors (REDI), comprising 11.6% of the loan portfolio at year-end 1996. The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers or investors. Crestar monitors the REDI portfolio with respect to diversification on a basis of both geographic location and loan type. REDI loans are classified on the consolidated balance sheet as real estate-income property ($1.242 billion), and within the real estate-construction ($232 million) and commercial loan ($155 million) categories.

   Consumer loans, by their nature and size, are generally not subject to risks associated with concentration. However, a portfolio of a specific consumer loan type may create concentration risk, and therefore portfolios are monitored closely. The underwriting of consumer loans at Crestar is done primarily by two lending groups. The Consumer Finance Group concentrates on instalment and bank card lending, with Crestar's mortgage banking subsidiary, Crestar Mortgage Corporation, handling real estate-mortgage

Management's Discussion
Crestar Financial Corporation And Subidiaries

Table 17    Allowance For Loan Losses

Dollars in thousands                       1996           1995           1994           1993          1992
Beginning balance                   $    274,430     $   265,171    $   254,682    $   244,226    $  243,321
------------------------------------------------------------------------------------------------------------
Allowance from acquisitions
  and other activity-net                    (888)          8,353         15,687         22,000         9,700
------------------------------------------------------------------------------------------------------------
Provision for loan losses                 95,890          66,265         36,509         63,325       120,821
------------------------------------------------------------------------------------------------------------
Loans charged off:
  Commercial                               7,696          11,295         16,662         33,075        48,600
  Real estate - income property            2,250           3,819         13,036         26,473        21,517
  Real estate - construction               2,668           1,043            817          5,307        29,995
  Instalment                              28,757          21,746         14,571         16,848        21,035
  Bank card                               88,811          57,595         28,573         21,064        24,458
  Real estate - mortgage                   1,903           1,303          1,815          2,807         3,820
------------------------------------------------------------------------------------------------------------
    Total loans charged off              132,085          96,801         75,474        105,574       149,425
------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                               8,646           8,747          9,480         11,630         5,572
  Real estate - income property            4,662           5,211          6,513            920           270
  Real estate - construction               1,920           3,461          4,389          5,077         1,020
  Instalment                               9,641           8,718          8,352          8,017         8,151
  Bank card                                6,617           4,924          4,676          4,882         4,707
  Real estate - mortgage                      35             381            357            179            89
------------------------------------------------------------------------------------------------------------
    Total recoveries                      31,521          31,442         33,767         30,705        19,809
------------------------------------------------------------------------------------------------------------
Net charge-offs                          100,564          65,359         41,707         74,869       129,616
------------------------------------------------------------------------------------------------------------
Allowance, December 31:
  Commercial                              53,321          64,836         78,028         78,708        99,618
  Real estate - income property           27,211          41,003         39,810         50,731        47,741
  Real estate - construction              10,622          18,771         17,475         18,015        17,760
  Instalment                              27,914          24,337         23,251         24,546        24,010
  Bank card                               67,303          56,898         27,442         20,399        12,330
  Real estate - mortgage                  13,333          13,482         12,266          8,726         8,131
  Unallocated                             69,164          55,103         66,899         53,557        34,636
------------------------------------------------------------------------------------------------------------
Balance, December 31                $    268,868     $   274,430    $   265,171    $   254,682    $  244,226
============================================================================================================
Loans:
  Total at year end                 $ 14,049,705     $14,032,820    $13,194,738    $10,666,472    $9,580,095
  Average during year                 13,629,552      13,675,135     11,811,269      9,950,341     9,951,479
Net charge-offs to:
  Average total loans                        .74%            .48%           .35%           .75%         1.30%
  Provision for loan losses               104.87           98.63         114.24         118.23        107.28
Allowance for loan losses to:
  Year-end loans                            1.91            1.96           2.01           2.39          2.55
  Net charge-offs                           2.67x           4.20x          6.36x          3.40x         1.88x
Net charge-offs earnings coverage           4.17            6.38           8.77           4.38          2.11
============================================================================================================


loans. Having two groups is considered to be the most effective approach to cost management and reduction of credit risk. Credit underwriting across product types utilizes the skills of lending professionals as well as incorporating the use of statistically-based credit-scoring models. The underwriting process considers both macro-economic factors, such as interest rates, employment, consumer income, consumer debt and delinquency levels, in conjunction with micro-factors, such as an individual's employment history, payment history, current debt levels and, if applicable, collateral values. Underwriting guidelines are continually evaluated and subject to modification based upon these factors. Future loss expectations consider prevailing economic and consumer trends in conjunction with the current product underwriting guidelines.

Provision And
Allowance For Loan Losses

Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluation of the current level of the allowance. Individual loan-by-loan reviews are performed quarterly on large commercial and real estate exposures in the lower quality risk ratings categories. For the remainder of the portfolio, a formula-based approach is utilized. The formula is determined by a statistical analysis of risk rating movements and loss rates. The formula may be adjusted for changes in the subjective factors listed above. Loan loss allowances for the consumer loan portfolio are also based on historical and anticipated losses and the current and projected characteristics of the different types of consumer loans. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis.

   Total credit costs, which equals the sum of the provision for loan losses and foreclosed properties expense, were $102.8 million in 1996, an increase of $40.1 million or 64% from the $62.6 million in credit costs recorded 1995. Crestar made provisions for loan losses of $95.9 million in 1996, up $29.6 million or 45% from 1995. The increase in provision expense primarily reflects the performance of Crestar's bank card loan portfolio during the year, which was evidenced by high levels of loan charge-offs compared to prior year results. Also contributing to an increase in total credit costs was an increase in foreclosed properties expense, which totaled $6.9 million for 1996. Included in this balance is provision expense for foreclosed properties of $4.0 million recorded as part of the one-time Citizens merger costs in 1996, to recognize Crestar's accelerated disposition strategy with respect to specific foreclosed properties held by Citizens at year-end 1996.

   Total credit costs in 1995 of $62.6 represented an increase of $20.4 million from the total credit costs recorded in 1994. Crestar experienced an increase in provision for loan losses of $29.8 million from 1994 to 1995, primarily reflecting higher levels of consumer loan balances outstanding, and higher levels of risk in the bank card loan portfolio. The Corporation's average consumer loan balances totaled $8.4 billion in 1995, an increase of $1.6 billion or 24% from 1994 levels. Bank card loans increased 37%, to $1.6 billion, during this time period, with instalment loans increasing 17%, to $3.2 billion. Partially offsetting the impact of higher loan provision costs, Crestar experienced net recoveries of $3.6 million on foreclosed properties in 1995, compared to a foreclosed properties expense of $5.7 million in 1994.

   Net loan charge-offs in 1996 of $100.6 million were up $35.2 million or 54% from 1995 levels. Net charge-offs as a percentage of average loans were 0.74% in 1996, compared to 0.48% in 1995 and 0.35% in 1994. The largest proportion of net loan charge-offs during 1996 and 1995 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $82.2 million for 1996, compared to $52.7 million in 1995. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 6.54% for the fourth quarter of 1996, compared to 5.54% for the third quarter, 5.14% for the second quarter, and 4.82% for the first quarter of 1996. The ratio for the full-year 1996 was 5.37%, compared to 3.33% in 1995 and 2.09% in 1994.

   The growth of bank card net charge-offs is a result of the significant growth in Crestar's bank card loan portfolio during 1993 through 1995. Crestar's experience suggests the delinquency and loss performance of newly underwritten loans typically do not reach their highest levels until after 24 months from origination. Crestar's bank card loss rates are higher than originally expected due to an unanticipated decline in consumer payment performance, influenced by a substantial increase in consumer bankruptcy filings. The increase in the net charge-off ratio is a result of a more seasoned portfolio, higher than expected bankruptcies and slower growth of new accounts as a result of planned moderation of new card marketing programs to allow time for a reassessment of the portfolio strategy. Moderating new marketing programs has contributed to a decline in outstanding loan balances during 1996.

   Excluding the impact of bank card loans, net loan charge-offs were $18.3 million in 1996. Net recoveries were recorded in 1996 in the commercial and real estate-income property loan categories. Net charge-offs in Crestar's real estate-mortgage portfolio were $1.9 million, or less than 0.01% of the average balance outstanding during the year. For 1996, the real estate-construction loan category recorded net charge-offs of less than $750 thousand. Exhibiting some of the increased risk in consumer lending, as evidenced by higher consumer bankruptcy filings, instalment loan net charge-offs increased to $19.1 million in 1996, versus $13.0 million in 1995.

   Net loan charge-offs of $65.4 million in 1995 represented an increase of $41.7 million or 57% from 1994 levels. Reasons for the increase center on higher charge-off levels in the Corporation's bank card loan portfolio. A sizable percentage of Crestar's bank card

Management's Discussion
Crestar Financial Corporation And Subsidiaries

loan accounts began to reach a maturity level during 1995, with net charge-off levels climbing from the levels experienced when the accounts were less than two years old from time of underwriting. Consumer instalment loans also demonstrated increased levels of net charge-offs, reflecting higher consumer bankruptcy levels coupled with an increase of 17% in average outstanding balances. The business loan categories of commercial and real estate-income property demonstrated lower net charge-off levels in 1995, compared to 1994, as did net charge-off levels for consumer real estate-mortgage loans. Real estate-construction loans experienced net recoveries of $2.4 million in 1995, versus net recoveries of $3.6 million in 1994.

   The allowance for loan losses at December 31, 1996 was $269 million, representing 1.91% of year-end loans, 247% of total nonperforming assets and 330% of total nonperforming loans. At December 31, 1995, the allowance for loan losses was $274 million, representing 1.96% of loans, 213% coverage of total nonperforming assets and 305% coverage of total nonperforming loans at that date. Improvement in the two coverage ratios was due to reductions in both nonperforming loans and nonperforming assets from 1995 levels. Details of the activity in the allowance for loan losses for the past five years is shown in Table 17. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate.

   Although the allowance for loan losses is a general allowance applicable to all loan categories, the allocation provided in Table 17 is made to provide an indication of the relative risk assessment of the components of the loan portfolio.

Nonperforming Assets
And Other Risk Elements

Nonperforming assets consist of nonaccrual loans, formally restructured loans and foreclosed properties. Generally, commercial and consumer real estate-mortgage loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid or full collection of all principal and interest is unlikely. Bank card loans are not placed in nonaccrual status, but are charged off when past due 180 days. Instalment loans are generally placed in nonaccrual status when past due 120 days, and charged off when past due 180 days, or sooner upon bankruptcy notification. Loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis. Using the Corporation's criteria for classification of nonperforming loans, loans that are both past due 90 days or more, but are deemed to be adequately secured and are in the near-term process of collection are not necessarily placed in nonaccrual status and are therefore excluded from the definition of nonperforming assets. As mentioned, the consumer charge-off policy does not require certain loans to be placed in nonaccrual status since active collection efforts are underway and since account resolution via charge-off will automatically occur within no more than 90 days. Accruing loans past due 90 days or more, excluded from classification as nonperforming assets, totaled $72 million at December 31, 1996, with consumer loan balances representing 86% of this balance (see Table
18). These loans are in the process of collection, with the intention of collecting all principal and interest due. Foreclosed properties represent properties acquired through legal foreclosure or similar proceedings.

   At December 31, 1996, nonperforming assets of $109.0 million were down $20.0 million or 16% from December 31, 1995. REDI nonperforming assets totaled $61.8 million and comprised 57% of total nonperforming assets at December 31, 1996. The REDI nonperforming asset balance reflects a decrease of $17.1 million, or 22%, from December 31, 1995. In addition, the commercial, instalment and real estate-mortgage categories of nonperforming assets declined during the year. Foreclosed properties decreased $11.5 million or 30% from December 31, 1995 to December 31, 1996. The December 31, 1996 foreclosed properties balance of $27.5 million is net of a $18.4 million valuation allowance to address exposure to prevailing market and economic conditions on the marketability of the portfolio. The ratio of nonperforming assets to loans and foreclosed properties at December 31, 1996 was 0.77%, compared to 0.92% at December 31, 1995 and 1.15% at December 31, 1994.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At December 31, 1996, potential problem loans that are not included in Table 18 as nonperforming or past due loans amounted to $153 million. Of this balance, over 90% percent represent commercial or commercial real estate-income property related credits. In addition, $9 million of standby letters of credits in various industries were being monitored at December 31, 1996. Depending on changes in the economy and other future events, these loans and others not presently identified could be classified as nonperforming assets in the future. Potential problem loans were $193 million at December 31, 1995. There are no loans classified for

Table 18    Nonperforming Assets(1) And Past Due Loans

December 31,
Dollars in thousands
Nonaccrual loans:                            1996           1995          1994          1993          1992
  Commercial                             $ 20,348       $ 29,714      $ 39,943      $ 46,185      $ 97,630
  Real estate - income property            22,624         28,366        28,193        31,256        41,124
  Real estate - construction               10,368          6,096         8,624        12,782        18,112
  Instalment                                2,895          5,883         5,878         6,810         7,424
  Real estate - mortgage                   25,208         19,925        13,532        14,326        18,717
-----------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                 81,443         89,984        96,170       111,359       183,007
Restructured loans                              -              -         8,339         3,208           249
-----------------------------------------------------------------------------------------------------------
    Total nonperforming loans(1)           81,443         89,984       104,509       114,567       183,256
Foreclosed properties - net                27,515         39,054        48,224        63,219       134,687
-----------------------------------------------------------------------------------------------------------
    Total nonperforming assets(1)        $108,958       $129,038      $152,733      $177,786      $317,943
===========================================================================================================
Nonperforming assets1 to:
  Loans and foreclosed properties - net       .77%           .92%         1.15%         1.66%         3.27%
  Total assets                                .48            .58           .76           .94          1.80
Allowance for loan losses to:
  Nonperforming assets(1)                     247            213           174           143            77
  Nonperforming loans(1)                      330            305           254           222           133
Allowance for loan losses plus
  shareholders' equity to
  nonperforming assets(1)                   18.80x         15.96x        12.22x         9.93x         5.12x
===========================================================================================================
Accruing loans past due 90 days:
  Commercial                             $  9,480       $  6,111      $  1,626      $  2,185      $  3,359
  Real estate - income property               503          3,712         1,618         7,931         4,763
  Real estate - construction                    -            926           198           197            46
  Instalment:
    Student                                21,614          9,101        14,705         7,879         9,057
    Other                                   7,587          4,689         1,552         2,051         3,678
  Bank card                                25,573         20,680        10,868         6,418         7,491
  Real estate - mortgage                    7,117         10,304         5,920         2,809         2,340
-----------------------------------------------------------------------------------------------------------
    Total accruing loans past due
      90 days:                           $ 71,874       $ 55,523      $ 36,487      $ 29,470      $ 30,734
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

   Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended, requires that impaired loans within the scope of the accounting pronouncement be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Under SFAS 114, a creditor may use existing methods for recognizing interest income on an impaired loan. For Crestar's nonaccrual loans, including impaired loans, interest receipts are recognized as interest revenue, or are applied to principal when management believes the ultimate collectibility of principal is in doubt.

   At December 31, 1996, impaired loans of $29.8 million were included in the nonaccrual loan balances of Crestar. The balance of impaired loans at December 31, 1995 totaled $33.8 million. Because the majority

Management's Discussion
Crestar Financial Corporation And Subsidiaries


Table 19    Nonaccrual Loans As A Percent Of Loan Category (1)

December 31,                               1996           1995           1994          1993           1992
Commercial                                   .5%            .8%           1.0%          1.3%           2.7%
Real estate - income property               1.8            2.3            2.6           3.0            4.4
Real estate - construction                  3.3            1.5            2.2           2.9            4.5
Instalment                                   .1             .2             .2            .3             .3
Real estate - mortgage                       .8             .6             .4            .7            1.1
------------------------------------------------------------------------------------------------------------
  Total                                      .6%            .6%            .7%          1.0%           1.9%
============================================================================================================

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming of loans deemed impaired during 1996 and 1995 were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans. The initial adoption of the new accounting standard as of January 1, 1995 did not require an increase to Crestar's allowance for loan losses.

   The market area for the Corporation, which operates primarily in Virginia, Maryland, and the District of Columbia, was dampened in 1996 by federal downsizing but possesses fundamentally strong characteristics. At the beginning of the year, growth in the regional economy slowed because of the federal government shutdown, severe winter weather, and slower growth in the national economy. As the year progressed, 16,000 federal civilian jobs in the regional economy were eliminated. This job loss contributed to the slower rate of employment growth in the market area economy relative to the nation. In contrast, however, Crestar's market area maintains its historically higher per capita income level relative to the nation and has begun to pick up speed in diversifying into high-technology industries. As a provider of credit to both commercial and credit customers, Crestar's future financial results can be impacted by significant changes in the regional and national economy. Looking ahead, the Crestar market area is likely to exhibit growth similar to the national average.

   Crestar is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems process transactions based on two digits for the year of the transaction (for example, "97" for 1997), rather than a full four digits. These computer systems may not operate effectively when the last two digits become "00", as occurs on January 1, 2000. In some cases the new date will cause computers to stop operating, while in other cases incorrect output may result. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communications systems. This is not just a banking problem, as corporations around the world and in all industries are similarly impacted. Crestar is using a combination of internal and external resources to assess the needed changes to the Corporation's many different information systems. A corporate wide task force is in place, led by the Crestar's Technology and Operations Group, with representation from all major business segments. Some of the necessary changes in computer instructional code will be made during the course of normal maintenance. Other changes will necessitate re-writing of computer instructional code, the majority of which is expected to occur in 1998. At present, Crestar does not have an estimate of the total cost of evaluating and fixing these potential problems. However, most of the costs incurred in addressing the Year 2000 problem are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The project may also impact capital expenditure budgets, through increased expenditures for vendor-supplied software and computer hardware.

Accounting Issues

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" in October 1995. This Standard established financial accounting and reporting standards for stock-based employee compensation plans, including stock option plans, effective with financial statements issued for 1996. While SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Crestar has elected to continue to record the costs of its stock-based compensation plans under the intrinsic value method of APB 25, and believes this election will be consistent with a majority of public companies.

Accordingly, the implementation of SFAS 123 had no impact on the Corporation's reported net income or earnings per share for 1996 or prior years. Pro forma disclosure of net income and earnings per share for the years ended December 31, 1996 and 1995, as if the fair value based method of accounting defined in SFAS 123 had been applied for stock-based compensation awards granted in 1996 and 1995, is contained in note 16 to the consolidated financial statements.

   Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued by the FASB in June 1996. Among other requirements, SFAS 125 establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. After issuance of SFAS 125, the FASB became aware that the volume of certain transactions and related changes to information systems and accounting processes necessary to comply with the requirements of SFAS 125 would present significant difficulty to some affected corporations to comply with the provisions of SFAS 125 as soon as January 1, 1997. In addressing this concern, the FASB issued SFAS 127 in December 1996, which deferred the effective date for certain provisons of SFAS 125 for one year. The adoption of SFAS 125, as amended by SFAS 127, will have a minimal effect on the accounting practices of the Corporation.

   Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued in 1995, requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Crestar adopted this new accounting standard as of January 1, 1996. There was no impact to the Corporation's net income or balance sheet upon implementation of SFAS 121.

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



   Information in the above "Management's Discussion and Analysis of Operations and Financial Condition," other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the Corporation's interest rate risk position, credit and economic trends on both a regional and national basis, technological change, the number and size of competitors in the Corporation's market, and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. It is important to note that the Corporation's actual results may differ materially from those projected in forward-looking statements.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries

Dollars in thousands, except share data                                              December 31,
                                                                             -----------------------------
                                                                                    1996              1995
Assets          Cash and due from banks                                      $ 1,105,036       $ 1,285,245
                Securities held to maturity (note 3)                             967,510         1,105,076
                Securities available for sale (note 4)                         4,318,349         3,703,378
                Money market investments (note 5)                                745,672           516,268
                Mortgage loans held for sale                                     658,838           688,218
                Loans (notes 6, 11, 14, 21):
                  Business Loans:
                    Commercial                                                 4,002,574         3,773,181
                    Real estate - income property                              1,242,097         1,225,040
                    Real estate - construction                                   314,016           406,575
                  Consumer Loans:
                    Instalment                                                 4,060,174         3,652,639
                    Bank card                                                  1,422,934         1,698,969
                    Real estate - mortgage                                     3,007,910         3,276,416
                ------------------------------------------------------------------------------------------
                        Total Loans                                           14,049,705        14,032,820
                    Less: Allowance for loan losses (note 7)                    (268,868)         (274,430)
                ------------------------------------------------------------------------------------------
                        Loans - net                                           13,780,837        13,758,390
                ------------------------------------------------------------------------------------------
                Premises and equipment - net (notes 8 and 12)                    435,316           412,656
                Customers' liability on acceptances                                3,186             5,143
                Intangible assets - net                                          180,420           187,773
                Foreclosed properties - net (notes 6 and 9)                       27,515            39,054
                Other assets                                                     639,262           631,410
                ------------------------------------------------------------------------------------------
                      Total Assets (note 22)                                 $22,861,941       $22,332,611
==========================================================================================================
Liabilities     Demand deposits                                              $ 3,352,921       $ 3,302,323
                Interest-bearing demand deposits                               5,913,373         5,873,657
                Regular savings deposits                                       1,620,925         1,738,573
                Domestic time deposits                                         4,643,409         5,266,275
                Certificates of deposit $100,000 and over                        140,582           116,211
                ------------------------------------------------------------------------------------------
                      Total deposits                                          15,671,210        16,297,039
                Short-term borrowings (note 11)                                4,116,051         2,871,521
                Liability on acceptances                                           3,186             5,143
                Other liabilities and minority interest (note 13)                632,648           702,024
                Long-term debt (note 12)                                         659,336           671,296
                ------------------------------------------------------------------------------------------
                      Total Liabilities (note 22)                             21,082,431        20,547,023
----------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock. Authorized 2,000,000 shares; none issued              -                 -
Equity          Common stock, $5 par value. Authorized 200,000,000 shares
                  in 1996 and 100,000,000 in 1995; outstanding 109,869,886
                  in 1996; 55,382,341 in 1995                                    549,350           276,912
                Capital surplus                                                  227,079           466,039
                Retained earnings                                              1,024,365         1,029,409
                Net unrealized gain (loss) on securities available
                  for sale (notes 4 and 10)                                      (21,284)           13,228
                ------------------------------------------------------------------------------------------
                      Total Shareholders' Equity (notes 12, 14 and 16)         1,779,510         1,785,588
                Commitments and contingencies (notes 8 and 21)
                ------------------------------------------------------------------------------------------
                      Total Liabilities And Shareholders' Equity             $22,861,941       $22,332,611
==========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
Crestar Financial Corporation And Subsidiaries



In thousands, except per share data                                          Years Ended December 31,
                                                                   --------------------------------------------
                                                                         1996              1995            1994
Income          Interest and fees on loans                         $1,178,236        $1,181,048       $ 964,453
From            Interest on taxable securities held to maturity        56,394           123,118         129,521
Earning         Interest on tax-exempt securities                       5,376             6,124           7,226
Assets            held to maturity
                Interest and dividends on securities available
                  for sale                                            242,486           133,290         142,357
                Income on money market investments                     17,875            20,178          28,383
                Interest on mortgage loans held for sale               63,012            28,145          28,854
                -----------------------------------------------------------------------------------------------
                  Total income from earning assets                  1,563,379         1,491,903       1,300,794
---------------------------------------------------------------------------------------------------------------
Interest        Interest-bearing demand deposits                      171,109           180,600         152,539
Expense         Regular savings deposits                               43,850            51,368          56,602
                Domestic time deposits                                259,971           257,418         193,254
                Certificates of deposit $100,000 and over              27,843             3,915           2,600
                -----------------------------------------------------------------------------------------------
                  Total interest on deposits                          502,773           493,301         404,995
                Short-term borrowings                                 144,797           133,709          79,192
                Long-term debt                                         49,499            50,038          38,756
                -----------------------------------------------------------------------------------------------
                  Total interest expense                              697,069           677,048         522,943
---------------------------------------------------------------------------------------------------------------
Net Credit      Net Interest Income                                   866,310           814,855         777,851
Income          Provision for loan losses (note 7)                     95,890            66,265          36,509
                -----------------------------------------------------------------------------------------------
                  Net Credit Income                                   770,420           748,590         741,342
---------------------------------------------------------------------------------------------------------------
Noninterest     Service charges on deposit accounts                   114,249           109,264         103,692
Income          Trust and investment advisory income                   65,939            59,841          54,963
                Bank card-related income                               55,261            52,845          43,810
                Other income (note 18)                                 97,516           103,095          97,034
                Securities gains (losses) (note 4)                      3,393            (2,067)        (10,766)
                -----------------------------------------------------------------------------------------------
                  Total noninterest income                            336,358           322,978         288,733
---------------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                                   1,106,778         1,071,568      $1,030,075
---------------------------------------------------------------------------------------------------------------
Noninterest     Personnel expense (notes 15, 16 and 17)               397,448           388,542         372,590
Expense         Occupancy expense - net                                64,450            62,851          63,290
                Equipment expense                                      38,479            37,916          35,063
                Other expense (note 19)                               283,142           231,800         229,684
                -----------------------------------------------------------------------------------------------
                  Total noninterest expense                           783,519           721,109         700,627
---------------------------------------------------------------------------------------------------------------
Net Income      Income before income taxes                            323,259           350,459         329,448
                Income tax expense (note 10)                          104,988           134,572         114,290
                -----------------------------------------------------------------------------------------------
                Net income                                         $  218,271        $  215,887      $  215,158
===============================================================================================================
Earnings Per Share
                Primary                                            $     1.95        $     1.92      $     1.93
                Fully Diluted                                            1.94              1.92            1.93
===============================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Crestar Financial Corporation And Subsidiaries



In thousands                                                                                Years Ended December 31,
                                                                                --------------------------------------------------
                                                                                    1996                1995               1994
Operating            Net Income                                               $   218,271          $   215,887        $   215,158
Activities           Adjustments to reconcile net income to net
                       cash provided (used) by operating activities:
                         Provisions for loan losses, foreclosed
                           properties and other losses                            100,540               65,068             43,401
                         Depreciation and amortization of premises
                           and equipment                                           46,719               46,948             44,066
                         Securities losses (gains)                                 (3,393)               2,067             10,766
                         Amortization of intangible assets                         16,673               15,416              7,740
                         Deferred income tax expense (benefit)                     (4,826)               8,363                806
                         Gain on foreclosed properties                               (546)              (1,322)            (3,298)
                         Gain on sales of mortgage servicing rights                (8,268)             (11,000)           (18,732)
                         Net increase in trading account                             (424)              (3,565)             1,486
                         Origination and purchase of loans held for sale       (4,204,696)          (2,854,956)        (3,245,404)
                         Proceeds from sales of loans held for sale             4,234,076            2,392,666          3,742,026
                         Net decrease (increase) in accrued interest
                           receivable, prepaid expenses and other assets          (56,105)             (13,998)            30,541
                         Net increase (decrease) in accrued interest
                           payable, accrued expenses and other liabilities         70,778               16,900            (55,367)
                         Other, net                                                 2,326                5,449              8,618
                     -------------------------------------------------------------------------------------------------------------
                     Net cash provided (used) by operating activities             411,125             (116,077)           781,807
----------------------------------------------------------------------------------------------------------------------------------
Investing            Proceeds from maturities and calls of securities
Activities             held to maturity                                           413,760              443,674            759,826
                     Proceeds from maturities and calls of securities
                       available for sale                                       2,110,023              550,384            779,987
                     Proceeds from sales of securities available for sale       4,349,327            1,937,661          1,739,244
                     Purchases of securities held to maturity                    (276,492)             (70,242)        (1,043,138)
                     Purchases of securities available for sale                (7,207,722)          (2,709,418)        (1,085,091)
                     Net decrease (increase) in money market investments         (228,980)             (60,053)           244,359
                     Principal collected on non-bank subsidiary loans              71,013               21,636             11,284
                     Loans originated by non-bank subsidiaries                   (286,615)            (164,147)          (459,856)
                     Net increase in other loans                                 (108,720)             (85,961)          (911,282)
                     Purchases of premises and equipment                          (72,861)             (57,617)           (48,113)
                     Proceeds from sales of foreclosed properties                  21,354               48,102             51,563
                     Proceeds from sales of mortgage servicing rights              15,971               16,518             32,198
                     Purchases of net assets of financial institutions            138,628              144,875             23,703
                     Proceeds from sales of branch deposits and premises           (7,837)             (91,861)                 -
                     Other, net                                                   (28,747)             (16,864)            (5,449)
                     -------------------------------------------------------------------------------------------------------------
                     Net cash provided (used) by investing activities          (1,097,898)             (93,313)            89,235
----------------------------------------------------------------------------------------------------------------------------------
Financing            Net decrease in demand, interest-bearing demand
Activities             and regular savings deposits                              (140,758)            (214,450)          (162,996)
                     Net increase (decrease) in certificates of deposit          (626,637)             427,435           (676,194)
                     Net increase in short-term borrowings                      1,297,730              345,552            132,466
                     Proceeds from issuance of long-term debt                          63                8,626            181,643
                     Proceeds from issuance of preferred stock by subsidiary      200,000                    -                  -
                     Principal payments on long-term debt                         (65,374)             (82,447)          (103,396)
                     Cash dividends paid                                          (98,660)             (87,031)           (76,777)
                     Common stock purchased and retired                           (98,823)             (82,144)           (48,450)
                     Proceeds from the issuance of common stock                    41,109               31,718             28,112
                     Other, net                                                    (2,086)                   -              2,583
                     -------------------------------------------------------------------------------------------------------------
                     Net cash provided (used) by financing activities             506,564              347,259           (723,009)
----------------------------------------------------------------------------------------------------------------------------------
Cash And             Increase (decrease) in cash and cash equivalents            (180,209)             137,869            148,033
Cash                 Cash and cash equivalents at beginning of year             1,285,245            1,147,376            999,343
                     -------------------------------------------------------------------------------------------------------------
Equivalents          Cash and cash equivalents at end of year                 $ 1,105,036          $ 1,285,245        $ 1,147,376
==================================================================================================================================

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries


                                                                                   Net Unrealized
                                                                                   Gain (Loss) On
                                          Common Stock                               Securities
                                          ------------        Capital     Retained    Available
In thousands, except per share data     Shares     Amount     Surplus     Earnings     For Sale        Total
Balance, December 31, 1993              55,027   $275,136    $356,634    $ 878,339        $ -      $1,510,109
Net Income                                   -          -           -      215,158          -         215,158
Cash dividends declared on
  common stock ($.765 per share)             -          -           -      (76,777)         -         (76,777)
Cumulative effect of change in accounting
  for securities available for sale (note 4) -          -           -            -     32,812          32,812
Change in net unrealized gain on securities
  available for sale (notes 4,10)            -          -           -            -    (72,205)        (72,205)
Common stock purchased and
  retired                               (1,120)    (5,602)          -      (42,848)         -         (48,450)
Common stock issued:
  For acquisition of financial institution 264      1,321      11,267            -          -          12,588
  For dividend reinvestment plan           345      1,726      12,150            -          -          13,876
  For thrift and profit sharing plan       183        918       6,607            -          -           7,525
  For directors' stock compensation plan     2          9          69            -          -              78
  Upon exercise of stock options
    (including tax benefit of $1,193)      265      1,321       5,390            -          -           6,711
  Upon conversion of
    debentures                              12         61          52            -          -             113
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994              54,978   $274,890    $392,169    $ 973,872   $(39,393)     $1,601,538
Net Income                                   -          -           -      215,887          -         215,887
Cash dividends declared on
  common stock ($.875 per share)             -          -           -      (87,031)         -         (87,031)
Change in net unrealized loss on
  securities available for sale (notes 4, 10)-          -           -            -     52,621          52,621
Common stock purchased and
  retired                               (1,765)    (8,825)          -      (73,319)         -         (82,144)
Common stock issued:
  For acquisition of financial
     institutions                        1,318      6,589      45,973            -          -          52,562
  For dividend reinvestment plan           376      1,881      14,792            -          -          16,673
  For thrift and profit sharing plan       231      1,156       7,967            -          -           9,123
  For other stock compensation plans        10         50         387            -          -             437
  Upon exercise of stock options
    (including tax benefit of $1,290)      234      1,171       4,751            -          -           5,922
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995              55,382   $276,912    $466,039   $1,029,409    $13,228      $1,785,588
Net Income                                   -          -           -      218,271          -         218,271
Cash dividends declared on
  common stock ($1.275 per share)            -          -           -     (133,002)         -        (133,002)
Change in net unrealized gain on
  securities available for sale (notes 4, 10)-          -           -            -    (34,512)        (34,512)
Common stock purchased and
  retired                               (1,702)    (8,510)          -      (90,313)         -         (98,823)
Cash paid in lieu of fractional shares      (1)        (8)        (78)           -          -             (86)
Common stock issued:
  For dividend reinvestment plan           357      1,783      17,799            -          -          19,582
  For thrift and profit sharing plan       119        593       6,010            -          -           6,603
  For other stock compensation plans        19         97         868            -          -             965
  For two-for-one split
    in the form of a stock dividend     54,935    274,675    (274,675)           -          -               -
  Upon exercise of stock options
    (including tax benefit of $6,572)      761      3,808      11,116            -          -          14,924
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996             109,870   $549,350    $227,079   $1,024,365   $(21,284)     $1,779,510
==============================================================================================================

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1) Nature Of Operations, Use Of Estimates And Accounting Policies

Crestar Financial Corporation and Subsidiaries (Crestar or the Corporation) provide banking and non-banking financial services throughout Virginia, Maryland and Washington, DC, which compose Crestar's primary market area. Through a network of 508 banking locations and 496 automated teller machines, Crestar provides a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards and international banking services. These services are offered through three bank subsidiaries. Other financial services are provided through non-bank subsidiaries. Mortgage loan origination, servicing and wholesale mortgage lending are offered by Crestar Mortgage Corporation, and Capitoline Investment Services Incorporated provides investment advisory services. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Securities brokerage and investment banking services are offered by Crestar Securities Corporation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates.

   The accounting and reporting policies of Crestar conform to generally accepted accounting principles and to general practice within the banking and financial institutions industry. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1996 presentation. The following is a summary of significant policies:

(a) Principles Of Consolidation

The consolidated financial statements of Crestar include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the condensed financial statements of Crestar Financial Corporation (Parent), the investments in subsidiaries are stated at equity in the net assets of such subsidiaries (note
20).

   On December 31, 1996 Crestar merged with Citizens Bancorp (Citizens), a multi-bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger have been restated to include the combined results of both Crestar and Citizens. Business combinations accounted for as purchases are included only from their respective dates of acquisition. The excess of cost over the estimated fair value of the tangible assets and liabilities acquired is recorded as intangible assets and amortized over the periods estimated to be benefited (generally 15 years).

   Assets held in an agency or fiduciary capacity are not assets of Crestar and are not included in the accompanying consolidated balance sheets.

(b) Stock Split

On December 20, 1996, the Corporation's Board of Directors declared a two-for-one split of its common stock in the form of a 100% stock dividend, effective January 24, 1997. Average common shares outstanding and per common share data in the consolidated financial statements have been retroactively adjusted to reflect the common stock split.

(c) Securities

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

(d) Money Market Investments

Money market investments are stated at cost, which approximates market value, except for trading securities, which are carried at market value. Trading securities primarily include U.S. Treasury and municipal debt obligations. Trading securities may include positions in derivative financial instruments such as futures contracts and purchased options (note 21). Adjustments to market and trading account gains and losses are classified as other income in the accompanying consolidated statements of income. Trading account interest and dividend income are included in income on money market investments.

(e) Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to market and realized gains and losses are classified as other income in the accompanying consolidated statements of income.

(f) Loans

Loans are stated at the principal amounts outstanding net of unearned income. Interest on loans is accrued by multiplying the applicable rates by the principal amounts outstanding.

   Interest receipts on nonaccrual loans are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt. Generally, business and consumer real estate-mortgage loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid, or full collection of all principal and interest is unlikely, based upon an evaluation of the financial strength of the borrower and the net realizable value of the collateral. Bank card loans are not placed in nonaccrual status, but are charged off when past due 180 days, or sooner upon bankruptcy notification. Instalment loans are generally placed in nonaccrual status when past due 120 days. Charge-offs of instalment loans occur when past due 180 days, or sooner in instances of collateral repossession and deficiency. Loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis. Past due loans are loans which are delinquent 90 days or more but which are currently not in nonaccrual status based on accounting and collectibility criteria.

   Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. Crestar amortizes these amounts over the contractual life of the related loans or over the commitment period.

   Foreign activities represent less than 1 percent of total assets, revenues, income before income taxes and net income for all years presented.

(g) Impaired Loans

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

   SFAS 114 does not apply to larger groups of homogeneous loans such as consumer instalment, bank card and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. Crestar applies the measurement methods described above to these loans on a loan-by-loan basis. Smaller balance populations of business loans, which are not specifically reviewed in accordance with Crestar's normal credit review procedures, are also excluded from the application of SFAS 114. Crestar's impaired loans are nonaccrual loans, as generally loans are placed in nonaccrual status on the earlier of the date that principal or interest amounts are past due 90 days or more, or the date that collection of such amounts is judged uncertain based on evaluation of the financial strength of the borrower and the fair value of the collateral. Restructured loans are impaired loans in the year of restructuring; thereafter, such loans are subject to management's evaluation of impairment based on the restructured terms.

   Crestar's charge-off policy for impaired loans is consistent with its policy for loan charge-offs to the allowance: impaired loans are charged-off when an impaired loan, or a portion thereof, is considered uncollectible or is transferred to foreclosed properties.

   SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with Crestar's method for nonaccrual loans, interest receipts on impaired loans are recognized as interest income or are applied to principal when the ultimate collectibility of principal is in doubt. In accordance with SFAS 114 and SFAS 118, no retroactive

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

application of their provisions has been made to the consolidated financial statements for periods prior to January 1, 1995. The initial adoption of SFAS 114 and SFAS 118 did not require an increase to Crestar's allowance for loan losses.

(h) Allowance For Loan Losses

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

(i) Premises And Equipment

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

     Estimated lives of the principal items of premises and equipment are: 3 to 50 years for buildings and improvements, and 3 to 12 years for furniture, fixtures and equipment. The costs of major renovations are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. Interest costs are capitalized based on a rate representative of the Corporation's long term cost of funds and the average balance of construction in progress during the period.

(j) Intangible Assets

Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $179,993,000 and $187,290,000 at December 31, 1996 and 1995,
respectively, and favorable lease rights of $427,000 and $483,000, respectively. Accumulated amortization of goodwill was $67,174,000 and $53,416,000 at December 31, 1996 and 1995, respectively. Goodwill is amortized on a straight-line basis over 15 years. Deposit base intangibles are amortized over the estimated lives of the related deposit relationships, ranging from 8 to 15 years.

(k) Capitalized Mortgage Servicing Rights

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

     For the purpose of evaluating and measuring impairment under SFAS 122, capitalized mortgage servicing rights are stratified according to one or more of the predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each stratum based on any excess of the amount capitalized, net of amortization, over fair value. Fair value in excess of the amount capitalized, net of amortization, is not recognized. These impairment provisions apply to all capitalized mortgage servicing rights. Crestar has elected to stratify mortgage servicing rights based on the underlying loan type. Crestar performs an impairment analysis based on whether the mortgage servicing rights relate to conventional residential mortgage loans or to government guaranteed residential mortgage loans.

     Capitalized mortgage servicing rights of $49,040,000 and $26,832,000 at December 31, 1996 and 1995, respectively, were included in other assets in the accompanying consolidated balance sheets. Mortgage servicing rights of $38 million and $17 million were purchased or originated during 1996 and 1995, respectively. At December 31, 1996, capitalized mortgage servicing rights were net of a related valuation allowance of $305,000. The activity in such valuation allowance, which had a balance of $269,000 and $174,000 at December 31, 1995 and 1994, respectively, was not material to the consolidated financial statements for 1996, 1995 and 1994.

     The fair value of capitalized mortgage servicing rights was approximately $74 million at December 31, 1996. Such fair value was estimated using a discounted cash flow method, with discount rates based on secondary market sources, adjusted for prepayment estimates and differences in serving and credit costs. Amortization expense for capitalized mortgage servicing rights totaled $8.5 million and $5.6 million in 1996 and 1995, respectively.

(l) Foreclosed Properties

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

(m) Income Taxes

The Parent and its subsidiaries file a consolidated federal income tax return. The provision for income taxes for each company is recorded on the basis of filing separate income tax returns, after adjustments relating to consolidated income tax regulations and signed tax sharing agreements. Income taxes currently payable or receivable by each subsidiary are paid to or received from the Parent.

   The Corporation records a provision for income taxes based on the amounts of current and deferred taxes payable (or refundable) for the year. The deferred tax expense or benefit represents the change in the net deferred tax asset or liability during the period. Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement reporting purposes that will reverse in future periods.

(n) Shareholders' Equity

During December 1996, the Corporation's Board of Directors increased the common stock authorization from 100,000,000 to 200,000,000 shares.

   During 1996, 1995 and 1994 the Corporation purchased and retired 3,404,000, 3,530,200 and 2,240,600 shares of common stock (on a post-split basis) at an average cost of $29.03, $23.27 and $21.62 per share, respectively. No shares were beneficially owned by a subsidiary.

   During 1994, all remaining subordinated debentures were converted into 12,210 shares of common stock.

(o) Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period, including average common equivalent shares attributable to dilutive stock options. Fully diluted earnings per share include the maximum dilutive effect of dilutive stock options.

   The weighted average number of common shares outstanding during 1996, 1995 and 1994 was 110,537,000, 110,986,000 and 110,957,000, respectively. For 1996,
1995 and 1994 average common equivalent shares used to compute primary earnings per share were 1,500,000, 1,446,000 and 686,000, respectively. For 1996, 1995 and 1994 average common equivalent shares used to compute fully diluted earnings per share were 1,871,000, 1,637,000 and 708,000, respectively.

(p) Fee Revenue

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

(q) Risk Management Instruments

Interest rate swaps, caps and floors used to achieve interest rate risk management objectives are accounted for in a manner consistent with the accounting basis of

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

the related asset or liability. An instrument designated to hedge an asset or liability carried at historical cost is accounted for on an accrual basis, whereby the interest income or expense of the related asset or liability is adjusted for the net amount of any interest receivable or payable generated by the hedging instrument during the reporting period. For such instruments, no amounts other than any accrued interest receivable or payable, or any deferred premiums paid, are included in the accompanying consolidated balance sheets.

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

     To qualify for accrual accounting, these derivative instruments are required to meet an identified risk management objective, to be designated to specific pools of assets or liabilities in the consolidated balance sheets, and to have underlying indices that highly correlate (i.e., move concurrently and are of the same relative duration) with the indices of the designated assets or liabilities. In addition to establishing expected index and balance correlation at inception, management performs a periodic assessment to demonstrate ongoing correlation. Should these derivative instruments fail to meet the accrual criteria at inception or over the life of the instruments, the instruments would be marked to market as trading securities (note 1(c)). Crestar has had no derivative instruments used for risk management purposes which have failed to meet accrual criteria over the life of the instruments.

     Upon early termination of derivative instruments which otherwise meet accrual criteria, the net proceeds received or paid are deferred, if material, in the accompanying consolidated balance sheet and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At December 31, 1996 and 1995, there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the termination of instruments qualifying for accrual accounting prior to maturity.

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

(r) Retirement, Postretirement And Postemployment Benefits

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

(2) Mergers And Acquisitions

On December 31, 1996 Crestar merged with Citizens Bancorp (Citizens), a bank holding company based in Laurel, Maryland, in a transaction accounted for as a pooling of interests business combination. Accordingly, historical financial data for periods before the merger have been restated to include the combined results of both Crestar and Citizens. Based on an exchange ratio of 1.67 shares (.835 shares on a pre-split basis) of Crestar common stock for each outstanding share of Citizens common stock, Crestar issued approximately 25,300,000 shares of common stock. Citizens had total assets of approximately $4.1 billion at the date of acquisition. Excluding the impact of $32.5 million (after-tax) in merger related expenses, Citizens had net income of $43.4 million, and Crestar had net income of $207.4 million, on a pre-merger basis for the year ended December 31, 1996. Net interest income for the year ended December 31, 1996, on a pre-merger basis, was $142.3 million for Citizens and $724.0 million for Crestar.

   On December 31, 1995 Crestar merged with Loyola Capital Corporation (Loyola), a savings bank holding company based in Baltimore, Maryland. The merger with Loyola was also accounted for as pooling of interests business combination, and historical financial data for periods before the merger were restated at that time to include the combined results of Crestar and Loyola. Approximately 10,426,000 shares of common stock were issued by Crestar to the former shareholders of Loyola. Loyola had total assets of approximately $2.5 billion at the date of merger. Excluding the impact of $29.3 million (after-tax) in merger related expenses, and the subsequent restatement of results for the Citizens pooling of interests merger, Loyola had net income of approximately $19.1 million and Crestar had net income of approximately $189.9 million, on a pre-merger basis, for the year ended December 31, 1995. Net interest income for the year ended December 31, 1995, on a pre-merger basis, was $71.3 million for Loyola and $608.1 million for Crestar.

     Net interest income, net income and net income per share amounts for Crestar, Citizens and Loyola, prior to restatement for pooling of interests mergers, are presented below:



========================================================================================
In millions, except per share amounts
Years ended December 31                                                   1995      1994
Crestar Financial Corporation
        Net interest income                                              $679.4    $579.8
        Net income                                                        179.8     169.1
        Net income per common share                                        2.06      2.23
Citizens Bancorp
        Net interest income                                               135.5     131.2
        Net income                                                         36.1      31.0
        Net income per
                Citizens common share                                      2.40      2.09
Loyola Capital Corporation
        Net interest income                                                  NA      66.9
        Net income                                                           NA      15.0
        Net income per
                Loyola common share                                          NA      1.74
Combined Crestar
        Financial Corporation
                Net interest income                                       814.9     777.9
                Net income                                                215.9     215.2
                Net income per common share                                1.92      1.93
=========================================================================================

NA - Not applicable due to 1995 merger date

        On June 6, 1996, Crestar purchased the deposits and customer accounts, plus selected loans, of ten branches of Mellon Bank (MD), located in the Maryland suburbs of the metropolitan Washington, D.C. area. The purchase included approximately $150 million of deposits. Also in the second quarter of 1996, Crestar's mortgage banking subsidiary completed the purchase of Ryland Funding Group, a wholesale mortgage banker with four mortgage loan production offices. In December 1996, Crestar acquired the student lending business of Great Western Financial Corporation of California, expanding the Corporation's national education lending operations. The acquisition included a $370 million portfolio of student loans, which are classified as consumer-installment loans on the consolidated balance sheets. Each of these three acquisitions was accounted for as a purchase and, accordingly, their results of operations are included in the accompanying financial statements since their respective acquisition dates. The results of operations for the periods prior to their respective acquisition dates were not material to the results of Crestar. The excess of cost over the estimated fair value of the tangible assets and liabilities acquired in the purchase transactions was recorded as an intangible asset, totaling approximately $10.2 million, on the accompanying consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaires

(3) Securities Held To Maturity

The amortized cost (carrying values) and estimated fair values of securities held to maturity at December 31 follow:


===========================================================================================================
                                                      Amortized     Unrealized    Unrealized        Market
In thousands                                               Cost          Gains        Losses         Value
1996
U.S. Treasury and Federal agencies                    $ 237,942         $  733        $2,300     $ 236,375
Mortgage-backed obligations of Federal agencies          18,566            910             -        19,476
Other taxable securities                                633,396          2,656         3,613       632,439
States and political subdivisions                        77,606          1,018           164        78,460
-----------------------------------------------------------------------------------------------------------
  Total                                               $ 967,510         $5,317        $6,077     $ 966,750
-----------------------------------------------------------------------------------------------------------
1995
U.S. Treasury and Federal agencies                    $ 210,686         $  821        $1,274     $ 210,233
Mortgage-backed obligations of Federal agencies          27,857          1,777             -        29,634
Other taxable securities                                779,497          2,291         3,657       778,131
States and political subdivisions                        87,036          3,041            69        90,008
-----------------------------------------------------------------------------------------------------------
  Total                                              $1,105,076         $7,930        $5,000    $1,108,006
===========================================================================================================
The stated maturities of securities held to maturity at December 31, 1996 follow:
===========================================================================================================
                                                                                   Amortized        Market
In thousands                                                                            Cost         Value
Due in one year or less                                                             $ 59,938      $ 60,085
Due after one year through five years                                                265,492       264,161
Due after five years through ten years                                               182,525       182,615
Due after ten years                                                                  459,555       459,889
-----------------------------------------------------------------------------------------------------------
  Total                                                                             $967,510      $966,750
===========================================================================================================


At December 31, 1996 and 1995 securities held to maturity with an aggregate carrying value of $418,470,000 and $304,453,000, respectively, were pledged to secure deposits and for other purposes.

(4) Securities Available For Sale

The amortized cost and estimated fair values (carrying values) of securities available for sale at December 31 follow:

===========================================================================================================
                                                      Amortized     Unrealized    Unrealized        Market
In thousands                                               Cost          Gains        Losses         Value
1996
U.S. Treasury and Federal agencies                   $  823,118        $   203       $ 5,141    $  818,180
Mortgage-backed obligations of Federal agencies       2,740,907         11,587        39,115     2,713,379
Other taxable securities                                576,911          2,676         3,040       576,547
Common and preferred stocks                             210,203             40             -       210,243
-----------------------------------------------------------------------------------------------------------
  Total                                              $4,351,139        $14,506       $47,296    $4,318,349
-----------------------------------------------------------------------------------------------------------
1995
U.S. Treasury and Federal agencies                   $  646,659        $ 3,559       $   462    $  649,756
Mortgage-backed obligations of Federal agencies       2,278,922         19,384         3,646     2,294,660
Other taxable securities                                570,508          2,545         1,076       571,977
Common and preferred stocks                             186,771            214             -       186,985
-----------------------------------------------------------------------------------------------------------
  Total                                              $3,682,860        $25,702       $ 5,184    $3,703,378
===========================================================================================================

The stated maturities of securities available for sale at December 31, 1996 follow:



==========================================================================================================
                                                                                 Amortized        Market
In thousands                                                                            Cost         Value
Due in one year or less                                                           $  161,371    $  161,345
Due after one year through five years                                              1,005,898     1,001,520
Due after five years through ten years                                             1,095,572     1,098,112
Due after ten years                                                                1,878,095     1,847,129
-----------------------------------------------------------------------------------------------------------
                                                                                   4,140,936     4,108,106
Common and preferred stocks                                                          210,203       210,243
-----------------------------------------------------------------------------------------------------------
  Total                                                                           $4,351,139    $4,318,349
===========================================================================================================


At December 31, 1996 and 1995, securities available for sale with an aggregate carrying value of $1.9 billion and $1.4 billion, respectively, were pledged to secure deposits and for other purposes.

   Proceeds from sales of securities available for sale were $4.3 billion in 1996, $1.9 billion in 1995 and $1.7 billion in 1994. Gross gains of $12.7, $5.3 and $6.2 million and gross losses of $9.3 million, $7.4 million and $17.0 million were realized on such sales during 1996, 1995 and 1994, respectively.

   As a result of the issuance of Financial Accounting Series No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," Crestar transferred securities having an amortized cost of $966 million and an estimated market value of $963 million from held to maturity to available for sale during the fourth quarter of 1995. As a result of Crestar's initial adoption of SFAS 115 (note 1(c)), securities having an amortized cost of $2.989 billion and an estimated market value of $3.041 billion were classified as securities available for sale on January 1, 1994, resulting in an increase in shareholders' equity of $32.8 million. This increase was the amount by which the fair value of securities available for sale, net of tax, exceeded the amortized cost of such securities on January 1, 1994.

(5) Money Market Investments

Money market investments at December 31 included:

===========================================================================================================
In thousands                                                                            1996          1995
Federal funds sold                                                                  $178,120      $269,285
Securities purchased under agreements to resell                                      417,000       194,000
Time deposits                                                                        125,041        40,040
U.S. Treasury                                                                          5,802         5,501
Trading account securities                                                             7,563         4,490
Other                                                                                 12,146         2,952
-----------------------------------------------------------------------------------------------------------
  Total money market investments                                                    $745,672      $516,268
===========================================================================================================


(6) Nonperforming Assets And Impaired Loans

Nonperforming assets at December 31 are shown below. Nonperforming assets include nonaccrual loans, loans which meet the accounting definition of a troubled debt restructuring (restructured loans) and foreclosed properties. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more, excluded from the amounts shown below, totaled $71.9 million and $55.5 million at December 31, 1996 and 1995, respectively.

===========================================================================================================
In thousands                                                                            1996          1995
Nonaccrual loans                                                                    $ 81,443      $ 89,984
Foreclosed properties - net                                                           27,515        39,054
-----------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                        $108,958      $129,038
===========================================================================================================
Average nonperforming loans for the year                                            $ 82,700      $109,600
===========================================================================================================
Average nonperforming assets for the year                                           $117,700      $150,100
===========================================================================================================


Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

Non-cash additions to foreclosed properties were $7.9 million, $14.6 million and $14.1 million in 1996, 1995 and 1994, respectively. On December 31, 1996, Crestar had commitments to lend approximately $1.7 million to customers whose loans were classified as nonperforming. At December 31, 1996 and 1995 loans accounted for as restructured loans, included in nonaccrual loans, totaled $17.4 million and $10.1 million, respectively. Nonaccrual loans are classified as loans in the accompanying consolidated balance sheets.

   The aggregate recorded investment in nonperforming loans outstanding at December 31, 1996, 1995 and 1994, the pro forma interest income that would have been earned in 1996, 1995 and 1994 if such loans had not been classified as nonperforming, and the amount of interest income actually included in net interest income for such years follows:


===========================================================================================================
In thousands                                         Nonperforming Loan Category
                             ------------------------------------------------------------------------------
                                           Real Estate-     Real Estate-
1996                         Commercial Income Property     Construction        All Other            Total
Recorded investment             $20,348         $22,624          $10,368          $28,103          $81,443
Pro forma interest                4,460           3,621            1,412              258            9,751
Interest earned                     279             583                -               38              900
-----------------------------------------------------------------------------------------------------------
1995
Recorded investment             $29,714         $28,366          $ 6,096          $25,808         $ 89,984
Pro forma interest                6,411           6,059            1,206            1,255           14,931
Interest earned                      58             240                7              221              526
-----------------------------------------------------------------------------------------------------------
1994
Recorded investment             $39,943         $36,532          $ 8,624          $19,410         $104,509
Pro forma interest                4,913           4,569              873              975           11,330
Interest earned                     252             235               11              203              701
===========================================================================================================

Included in Crestar's nonperforming loans above are certain impaired loans as defined by SFAS 114. SFAS 114, as amended by SFAS 118, was adopted by Crestar effective January 1, 1995 (note 1(g)). Impaired loans and the allocated valuation allowance at December 31 were:


===========================================================================================================
In thousands                                                     1996                        1995
                                                         ---------------------       ---------------------
                                                            Loan     Valuation          Loan     Valuation
                                                         Balance     Allowance       Balance     Allowance
Impaired with valuation allowance                        $29,830        $5,390       $31,740        $5,230
Impaired without valuation allowance                           -             -         2,054             -
-----------------------------------------------------------------------------------------------------------
  Total impaired loans                                   $29,830        $5,390       $33,794        $5,230
===========================================================================================================


Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at December 31, 1996. The allocated valuation allowance for impaired loans, and activity related thereto, is included in the allowance for loan losses (note (7)).

   The average recorded investment in impaired loans and the amount of interest income recognized for the years ended December 31 were:


===========================================================================================================
In thousands                                                                            1996          1995
Average recorded investment in impaired loans                                        $34,387       $37,609
Interest income recognized during impairment                                             738           157
===========================================================================================================


(7) Allowance For Loan Losses

Transactions in the allowance for loan losses for the years ended December 31 were:


===========================================================================================================
In thousands                                                              1996          1995          1994
Beginning balance                                                     $274,430      $265,171      $254,682
-----------------------------------------------------------------------------------------------------------
Charge-offs                                                           (132,085)      (96,801)      (75,474)
Recoveries                                                              31,521        31,442        33,767
-----------------------------------------------------------------------------------------------------------
  Net charge-offs                                                     (100,564)      (65,359)      (41,707)
Provision for loan losses                                               95,890        66,265        36,509
Allowance from acquisitions and other activity - net                      (888)        8,353        15,687
-----------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                               (5,562)        9,259        10,489
-----------------------------------------------------------------------------------------------------------
Ending balance                                                        $268,868      $274,430      $265,171
===========================================================================================================

In 1996, 1995 and 1994 there were no loans charged off representing allocated transfer risk reserves.

(8) Premises And Equipment

Premises and equipment at December 31 included:


====================================================
In thousands                       1996       1995
Land                           $ 67,136   $ 69,672
Buildings and improvements      386,215    384,242
Furniture, fixtures and
  equipment                     331,655    325,301
Capitalized leases
  Land and buildings              1,942      3,154
  Equipment                           -          -
Less: Accumulated deprecia-
  tion and amortization        (399,311)  (385,402)
----------------------------------------------------
                                387,637    396,967
Construction in progress         47,679     15,689
----------------------------------------------------
  Total premises and
    equipment - net            $435,316   $412,656
====================================================


At December 31, 1996, future minimum lease payments under noncancelable capital and operating leases that have an initial term in excess of one year follow:


===================================================
                              Operating    Capital
In thousands                     Leases     Leases
1997                           $ 25,418     $  259
1998                             21,443        184
1999                             17,788        177
2000                             13,419        177
2001                              9,453        170
Later years                      46,872        703
---------------------------------------------------
Total minimum lease
  payments                     $134,393     $1,670
Imputed interest (rates
  of 8 5/8 - 14 3/8%)                         (682)
---------------------------------------------------
Present value of net
  minimum lease payments
  (included in long-term debt)              $  988
===================================================

Total minimum lease payments included in the preceding table have not been reduced by future minimum sublease rentals of $776,000. There were no new capital lease obligations incurred in 1996, 1995 or 1994.

   Crestar owns and, along with its subsidiaries, is the principal tenant of the corporate headquarters building in Richmond, Virginia, the Crestar Mortgage Corporation headquarters building in Richmond, an operations center in Richmond, and regional office buildings in Roanoke and Norfolk, Virginia, Washington, DC, and Baltimore, Maryland. At December 31, 1996, Crestar had 508 banking locations, of which approximately 55% were owned facilities with the remainder as leased properties. Management considers these properties suitable and adequate for current operations.

   During 1996 and 1995, Crestar capitalized interest of $485,000 and $1.4 million, respectively, associated with construction in progress.

   Lease expense relating to both cancelable and noncancelable operating lease agreements (including month-to-month rental agreements) is shown below. Customarily, these leases provide that the lessee pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.


===================================================
In thousands              1996      1995      1994
Buildings              $25,867   $26,414   $26,136
Equipment                4,699     4,172     3,985
---------------------------------------------------
  Total lease expense  $30,566   $30,586   $30,121
===================================================

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(9) Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the years ended December 31 were:


===========================================================================================================
In thousands                                                              1996          1995          1994
Beginning balance                                                      $13,574       $22,463       $18,054
-----------------------------------------------------------------------------------------------------------
Provision for foreclosed properties                                      6,550        (2,119)        4,883
Write-downs                                                             (1,204)       (9,464)       (6,013)
Allowance from acquisitions - net                                         (471)        2,694         5,539
-----------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                                4,875        (8,889)        4,409
-----------------------------------------------------------------------------------------------------------
Ending balance                                                         $18,449       $13,574       $22,463
===========================================================================================================

(10) Income Taxes

The current and deferred components of income tax expense allocated to continuing operations for the years ended December 31 in the accompanying consolidated statements of income were:


===========================================================================================================
In thousands                                                              1996          1995          1994
Current:
  Federal                                                             $107,402      $118,226      $106,579
  State and local                                                        2,412         7,983         6,905
-----------------------------------------------------------------------------------------------------------
  Total current tax expense                                            109,814       126,209       113,484
-----------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                               (6,290)        6,391         1,239
  State and local                                                        1,464         1,972          (433)
-----------------------------------------------------------------------------------------------------------
  Total deferred tax expense (benefit)                                  (4,826)        8,363           806
-----------------------------------------------------------------------------------------------------------
Total income tax expense                                              $104,988      $134,572      $114,290
===========================================================================================================


In addition to the state and local income tax expense above, Crestar incurred Virginia bank franchise tax expense of $6,103,000 in 1996, $3,863,000 in 1995 and $3,259,000 in 1994. This tax is imposed on banks in Virginia in lieu of income and personal property taxes. Crestar remits 80 percent of the tax to the Virginia municipalities in which it does business and the remaining 20 percent to the Commonwealth of Virginia.

   The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the years ended December 31 were:


===========================================================================================================
In thousands                                                              1996          1995          1994
Income before income taxes                                            $323,259      $350,459      $329,448
Tax expense at statutory rate                                          113,141       122,661       115,307
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Allowance for loan loss recapture                                     (8,694)        8,694             -
  Tax-exempt interest and dividends                                     (7,314)       (8,047)       (8,030)
  Nondeductible interest expense                                         1,079           807           459
  Amortization of goodwill                                               4,146         3,928         2,552
  State income taxes                                                     1,866         7,138         4,207
  Other - net                                                              764          (609)         (205)
-----------------------------------------------------------------------------------------------------------
    Total increase (decrease) in taxes                                  (8,153)       11,911        (1,017)
-----------------------------------------------------------------------------------------------------------
Total income tax expense                                              $104,988      $134,572      $114,290
-----------------------------------------------------------------------------------------------------------
Effective tax rate                                                        32.5%         38.4%         34.7%
===========================================================================================================

The Corporation made income tax payments of $114,131,000, $105,270,000 and $110,946,000 during 1996, 1995 and 1994, respectively.

The sources and tax effects of temporary differences that gave rise to significant portions of deferred income tax assets (liabilities) at December 31 were:


===========================================================================================================
In thousands                                                                            1996          1995
Deferred income tax assets:
  Allowance for loan losses                                                         $ 85,797      $ 74,650
  Intangible assets                                                                   16,211        17,804
  Compensation and employee benefits                                                  28,568        23,816
  Mortgage servicing                                                                       -           895
  Unrealized loss on securities available for sale                                    11,484             -
  Other                                                                                9,692         9,222
-----------------------------------------------------------------------------------------------------------
    Total deferred income tax assets                                                 151,752       126,387
-----------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
  Premises and equipment                                                             (15,543)      (15,786)
  Loans                                                                               (5,091)       (5,975)
  Mortgage servicing                                                                  (9,462)            -
  Unrealized gain on securities available for sale                                         -        (7,255)
  Other                                                                               (4,697)       (5,359)
-----------------------------------------------------------------------------------------------------------
    Total deferred income tax liabilities                                            (34,793)      (34,375)
-----------------------------------------------------------------------------------------------------------
    Net deferred income tax asset                                                   $116,959      $ 92,012
===========================================================================================================


The net deferred income tax asset is included in other assets in the accompanying consolidated balance sheets. There was no valuation allowance relating to the net deferred tax asset at December 31, 1996 and 1995. Crestar has sufficient taxable income in the available carryback periods to realize all of its deferred income tax assets.



(11) Short-Term Borrowings

Short-term borrowings outstanding as of December 31 and their weighted average interest rates were:


==========================================================================================================
In thousands                                 1996                     1995                     1994
                                     --------------------     --------------------     -------------------

                                         Amount     Rate          Amount     Rate          Amount     Rate
Federal funds purchased              $2,452,338     6.23%     $1,536,553     5.46%     $1,052,672     6.29
Securities sold under repurchase
  agreements                            888,281     5.58         725,104     5.19         805,998     5.73
Federal Home Loan Bank borrowings       525,000     5.50         427,200     5.83         371,200     6.27
Notes payable                           248,194     5.26         181,125     4.92         163,442     5.39
Other                                     2,238     6.23           1,539     2.91           2,220     3.75
-----------------------------------------------------------------------------------------------------------
  Total short-term borrowings        $4,116,051               $2,871,521               $2,395,532
===========================================================================================================


Federal funds purchased generally mature daily. Securities sold under repurchase agreements generally mature within two weeks or are due upon demand. The Federal Home Loan Bank borrowings mature within 365 days. Notes payable are due upon demand.

   The Corporation is required to maintain as collateral for its Federal Home Loan Bank borrowings, including those classified as long-term obligations in note 12, real estate mortgage loans in an amount approximating 133% of the outstanding principal balance of the borrowings.

   At December 31, 1996, the Parent's unused committed lines of credit totaled $30 million.

   The Corporation paid $647,802,000, $621,684,000 and $479,777,000 in interest on deposits and short-term borrowings in 1996, 1995 and 1994, respectively.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(12) Long-Term Debt

Long-term debt at December 31 included:


===========================================================================================================
In thousands                                                                            1996          1995

Parent:
8 3/4% Subordinated notes due 2004                                                   $149,693      $149,654
8 1/4% Subordinated notes due 2002                                                    125,000       125,000
8 5/8% Subordinated notes due 1998                                                     49,987        49,976
-----------------------------------------------------------------------------------------------------------
  Total Parent                                                                        324,680       324,630
4 3/8 - 7 3/8% Federal Home Loan Bank obligations payable through 2015                310,225       317,591
7 7/8 - 11 1/4% Collateralized mortgage obligation bonds maturing through 2019         14,864        18,587
7 - 8 1/4% Mortgage indebtedness maturing through 2009                                  8,579         9,369
8 5/8 - 14 3/8% Capital lease obligations maturing through 2006                           988         1,119
-----------------------------------------------------------------------------------------------------------
  Total consolidated long-term debt                                                  $659,336      $671,296
===========================================================================================================


In 1994, Crestar completed the sale of $150 million of 8 3/4% subordinated notes. Net of underwriting discounts, the notes resulted in net proceeds to the Corporation of $148.6 million. Neither the 8 3/4% nor the 8 1/4% subordinated notes are redeemable prior to maturity. The 8 5/8% subordinated notes may not be exchanged or redeemed prior to maturity, except upon the occurrence of certain events relating to the federal income tax treatment of the notes to the Corporation. The 8 3/4%, 8 1/4% and 8 5/8% subordinated notes all qualify as Tier 2 capital for Federal bank regulatory purposes. Expenses relating to the issuance of the 8 3/4%, 8 1/4% and 8 5/8% notes are being amortized to maturity on a straight-line basis. Outstanding debt agreements at December 31, 1996 place restrictions upon the disposal of subsidiaries common stock.

   Mortgage indebtedness consists of the debt relating to two pledged facilities owned by Crestar Bank which have an aggregate carrying value of $20,989,000 at December 31, 1996. Mortgage payments in 1996, including interest, were $1,529,000; payments in 1997 are expected to approximate the 1996 amount.

   The Corporation made payments of $49,833,000, $48,174,000 and $38,514,000 in interest on long-term debt in 1996, 1995 and 1994, respectively.

   The combined maturities of all long-term debt for the years 1997 through 2001 are as follows:


===========================================================================================================
In thousands                                              1997       1998       1999       2000       2001
Parent                                                 $     -   $ 49,987    $     -    $     -    $     -
Consolidated                                            64,331    116,662     63,455     55,785     17,912
===========================================================================================================

(13) Minority Interest - Guaranteed Trust Preferred Stock

Crestar Capital Trust I (the Trust) is a wholly-owned special purpose finance subsidiary of the Parent Company, Crestar Financial Corporation (Crestar), operating in the form of a grantor trust. The Trust was created in 1996 solely to issue capital securities and remit the proceeds to Crestar. Crestar is the sole owner of the common stock securities of the Trust.

   On December 31, 1996, the Trust issued 200,000 shares of Preferred Stock capital securities (Trust Preferred Stock) with a stated value of $1,000 per share, and a fixed dividend yield of 8.16% of the stated value. The stated value of the Trust Preferred Stock is unconditionally guaranteed on a subordinated basis by the Parent Company. The securities have a mandatory redemption date of December 15, 2026, and are subject to varying call provisions at the option of Crestar beginning December 15, 2006. Through an inter-company lending transaction, proceeds received by the Trust from the sale of the securities were invested in junior subordinated debentures of Crestar, the Parent Company. The Trust Preferred Stock is senior to the Parent's common stock in event of claims against the Parent, but is subordinate to all senior and subordinated debt securities. Crestar has the right to terminate the Trust upon the occurrence of certain events, including (a) dividend payments on the preferred stock securities are no longer deemed tax-deductible, or the Trust is taxed on the income received from the underlying inter-company debt agreement with the Parent, (b) the capital securities are no longer considered Tier 1 capital under Federal Reserve Bank guidelines, or (c) the Trust, through a change of law, is deemed to be an investment company under the Investment Company Act of 1940 and subject to that act's reporting requirements.

   Shares of the Trust Preferred Stock are capital securities which are distinct from the common stock or preferred stock of the Parent; the shares are not considered part of the consolidated stockholders' equity of Crestar. Because the Trust Preferred Stock represents capital securities of a subsidiary of Crestar, the securities are classified as Minority Interest in the consolidated financial statements.

(14) Regulatory Requirements And Restrictions

The Corporation's banking affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banking affiliates must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banking affiliates' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the banking affiliates to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that each banking affiliate meets all capital adequacy requirements to which it is subject. As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized each banking affiliate as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution's category.

   The banking affiliates' actual regulatory capital amounts and ratios are set forth below:


===========================================================================================================
In millions                                                          Minimum               To Be Well
                                                                  Requirements          Capitalized Under
                                                                   For Capital             Regulatory
                                              Actual            Adequacy Purposes          Provisions
                                              ------            -----------------       -----------------
                                           Amount    Ratio        Amount     Ratio       Amount     Ratio
As of December 31, 1996:                        $        %             $         %            $         %
  Total Capital (to Risk Weighted Assets):
    Consolidated                            2,326     13.4         1,389       8.0        1,736      10.0
    Crestar Bank                            1,597     11.0         1,163       8.0        1,454      10.0
    Citizens Bank of Maryland                 334     12.7           211       8.0          263      10.0
    Citizens Bank of Washington, N.A.          35     15.9            17       8.0           22      10.0
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                            1,827     10.5           694       4.0        1,042       6.0
    Crestar Bank                            1,129      7.8           581       4.0          872       6.0
    Citizens Bank of Maryland                 303     11.5           105       4.0          158       6.0
    Citizens Bank of Washington, N.A.          32     14.7             9       4.0            2       6.0
  Tier 1 Capital (to Average Assets):
    Consolidated                            1,827      8.4           872       4.0        1,090       5.0
    Crestar Bank                            1,129      6.5           692       4.0          865       5.0
    Citizens Bank of Maryland                 303      7.9           152       4.0          190       5.0
    Citizens Bank of Washington, N.A.          32     11.1            11       4.0           14       5.0
===========================================================================================================

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries


===========================================================================================================
In millions                                                          Minimum               To Be Well
                                                                  Requirements          Capitalized Under
                                                                   For Capital             Regulatory
                                              Actual            Adequacy Purposes          Provisions
                                              ------            -----------------       -----------------

                                           Amount    Ratio        Amount     Ratio       Amount     Ratio

As of December 31, 1995:                        $        %             $         %            $         %
Total Capital (to Risk Weighted Assets):
  Consolidated                              2,108     12.3         1,376       8.0        1,720      10.0
  Crestar Bank(1)                           1,587     10.9         1,162       8.0        1,453      10.0
  Citizens Bank of Maryland(2)                312     13.2           189       8.0          236      10.0
  Citizens Bank of Washington, N.A.            31     14.1            17       8.0           22      10.0
Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                              1,602      9.3           688       4.0        1,032       6.0
  Crestar Bank(1)                           1,225      8.4           581       4.0          872       6.0
  Citizens Bank of Maryland(2)                284     12.0            94       4.0          142       6.0
  Citizens Bank of Washington, N.A.            28     12.8             9       4.0           13       6.0
Tier 1 Capital (to Average Assets):
  Consolidated                              1,602      7.6           847       4.0        1,058       5.0
  Crestar Bank(1)                           1,225      7.0           704       4.0          880       5.0
  Citizens Bank of Maryland(2)                284      8.3           137       4.0          172       5.0
  Citizens Bank of Washington, N.A.            28     10.0            11       4.0           14       5.0
===========================================================================================================


(1) During 1996, the three bank and one savings bank affiliates of Crestar Financial Corporation were merged into one banking entity, named Crestar Bank. All data as of December 31, 1995 for Crestar Bank reflects the pro forma balances of the four affiliates (Crestar Bank, Crestar Bank MD, Crestar Bank N.A. and Crestar Bank FSB) as if the mergers into one bank affiliate had taken place on December 31, 1995. Each individual affiliate was "well capitalized" as of year-end 1995 under the applicable regulatory guidelines.

(2) During 1996, one of the three bank affiliates of Citizens Bancorp, Citizens Bank of Virginia, was merged into Citizens Bank of Maryland. All data as of December 31, 1995 for Citizens Bank of Maryland reflects the pro forma balances of the affiliates (Citizens Bank of Maryland and Citizens Bank of Virginia) as if the merger had taken place on December 31, 1995. Each individual affiliate was "well capitalized" as of year-end 1995 under the applicable regulatory guidelines.


Under the current supervisory practices of the Bank subsidiaries' regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. The amount of dividends available to the Parent from the Bank subsidiaries at January 1, 1997, without prior approval, was approximately $213.2 million. Cash dividends paid by the Bank subsidiaries to the Parent in 1996, 1995 and 1994 were $144.7 million, $89.1 million and $111.2 million, respectively.

   Section 23A of the Federal Reserve Act imposes limitations on the amount of credit that may be extended to the Parent by the Bank subsidiaries. Generally, up to 10% of the Bank subsidiaries' total risk-based capital and excess allowance for loan losses may be loaned by the bank subsidiaries to the Parent. As of December 31, 1996, $202 million of credit was available to the Parent under this limitation, although no Section 23A extensions of credit were outstanding.

   For the reserve maintenance period in effect at December 31, 1996 and 1995, the Bank subsidiaries were required to maintain average daily balances totaling approximately $289.5 million and $471.8 million, respectively, with the Federal Reserve Bank. The average amount of reserve balances for the year ended December 31, 1996 totaled approximately $381.8 million.

   As of January 1, 1996, aggregate loans to directors and executive officers and their associates were $89,354,000. Additions and repayments totaled $24,511,000 and $62,260,000, respectively, during 1996 and the balance was $37,283,000 at year end. A net reduction of $14,322,000 in 1996 resulted from change in executive officer and director status. These loans were made in the ordinary course of business and were arms-length in terms of credit risk, interest rates and collateral requirements prevailing at the time for comparable transactions. These loans do not represent more than a normal credit risk. None of these loans were nonaccrual, past due or restructured at December 31, 1996. Balances include pre-merger activity from pooling-of-interests business combinations.

(15) Pension Plans

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

   A summary of the plans' funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1996 and 1995 based on a measurement date of September 30 for each year, follows.




===========================================================================================================
In thousands                                                                            1996          1995
                                                                                   ---------      --------

Accumulated benefit obligations:
    Vested                                                                          $125,637      $107,318
    Nonvested                                                                          3,330         6,422
-----------------------------------------------------------------------------------------------------------
  Total accumulated benefit obligations                                              128,967       113,740
===========================================================================================================
Projected benefit obligations for service rendered to date                          (177,634)     (156,708)
Plan assets at fair value, primarily listed stocks and
  U.S. Treasury bonds                                                                169,862       147,187
-----------------------------------------------------------------------------------------------------------
Plan assets less than projected benefit
  obligations                                                                         (7,772)       (9,521)
Unrecognized net gain from past experience different
  from that assumed and effects of changes in assumptions                             (4,407)         (822)
Unrecognized prior service costs                                                       9,734        10,166
Adjustment required to recognize minimum liability                                         -          (532)
Unrecognized net obligations being amortized
  over approximately 15 years                                                         (1,965)       (3,220)
-----------------------------------------------------------------------------------------------------------
Accrued pension expense                                                             $ (4,410)     $ (3,929)
===========================================================================================================

Net periodic pension expense included the following components in 1996, 1995 and
1994:
===========================================================================================================
In thousands                                                              1996          1995          1994
Service cost - benefits earned during the year                         $ 8,601       $ 7,258       $ 7,682
Interest expense on projected benefit obligations                       11,507        11,727        10,913
Effect of actual return on plan assets                                 (24,289)       (3,137)       (1,070)
Net amortization and deferral                                           12,985       (10,508)      (11,765)
-----------------------------------------------------------------------------------------------------------
Net periodic pension expense                                           $ 8,804       $ 5,340       $ 5,760
===========================================================================================================


During 1995, Crestar purchased annuities to settle pension obligations for selected retirees of the Corporation. As a result, the projected benefit obligation was reduced by $18,948,000 in 1995, and a pre-tax gain of $4,340,000 was recognized as noninterest income.

   The Citizens and Loyola plans were each valued separately for periods prior to their merger with Crestar, and each plan independently determined its assumptions. The aggregate disclosures above, therefore, reflect the following weighted average assumptions used in determining the actuarial present value of the projected benefit obligations:


===========================================================================================================
                                                Crestar                  Citizens                Loyola
                                                -------                  --------                ------
                                        1996     1995     1994     1996     1995    1994     1995     1994
Weighted average discount rate          7.75%    7.75%    8.50%    7.75%    7.00%   7.50%    7.75%    8.00%
Expected long-term rate of return       9.25     9.25     9.00     8.00     8.00    8.00     9.25     8.50
Rate of increase in future compensation 4.75     4.75     5.00     4.75     5.00    5.00     4.75     5.00
===========================================================================================================


Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries


(16) Stock Compensation Plans

The Corporation applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock options. Had compensation cost for the Corporation's fixed stock options been determined based on the fair value at the grant dates consistent with the alternative method of FASB Statement No. 123 (SFAS 123), the Corporation's net income and earnings per common share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of SFAS 123, the pro forma amounts reflect fixed stock options with grant dates subsequent to January 1, 1995.


===========================================================================================================
In thousands except per share data                                                      1996          1995
Net income                                     As reported                          $218,271      $215,887
                                               Pro forma                             215,219       213,601
Earnings per common share                      As reported                              1.95          1.92
                                               Pro forma                                1.92          1.90
===========================================================================================================


Under the 1993 Stock Incentive Plan, the Corporation may grant incentive and non-qualified stock options, stock appreciation rights (SARs), financial performance-related stock awards and outright awards of stock to any employee. The Corporation may grant a maximum of 3.4 million shares under the 1993 Stock Incentive Plan; stock awards, including the settlement of performance awards, are limited to a maximum of 1,200,000 shares. Under the 1981 Stock Option Plan, 922,334 previously granted incentive and non-qualified stock options are outstanding at December 31, 1996. No future options are available for grant under this plan. Under both plans, the exercise price of each fixed stock option equals the market price of the Corporation's stock on the date of grant. An option's maximum term is 10 years. Options vest one year from date of grant.

   For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for Crestar's grants in 1996 and 1995: dividend yields of 2.9% to 5.5%; expected volatility of 30% and 27%, respectively; risk-free interest rates of 6.3% to 7.7%; and an expected option life of 3.8 years. Citizens used the following assumptions for grants in 1996 and 1995: dividend yields of 3.8% to 4.2%; expected volatility of 25% and 26%, respectively; a risk-free interest rates of 6.6%; and an expected option life of 4.8 years.

   The weighted-average fair value of each option granted by Crestar during 1996 and 1995 was $5.95 and $4.18, respectively. The weighted-average fair value of each option granted by Citizens during 1996 and 1995 was $4.54 and $4.09, respectively. A summary of the status of the Corporation's fixed stock option plans as of December 31 and changes during the years ending on those dates is presented below:


===========================================================================================================
                                              1996                      1995                     1994
                                              ----                      ----                     ----
                                               Weighted-                Weighted-                Weighted-
                                                 Average                  Average                  Average
                                        Shares  Exercise         Shares  Exercise         Shares  Exercise
                                          (000)    Price           (000)    Price           (000)    Price

Outstanding, Jan. 1                  4,672,427       $12      4,365,879       $11      4,260,711       $10
Granted                                706,630        26        811,014        18        656,836        18
Exercised                           (1,779,490)        9       (495,222)       10       (545,719)       11
Forfeited                               (5,009)       18         (9,244)       13         (5,949)       17
                                   -----------                ---------                ---------
Outstanding, Dec. 31                 3,594,558        17      4,672,427        12      4,365,879        11
                                   ===========                =========                =========
Options exercisable at year-end      2,814,769                3,805,648                3,693,434
===========================================================================================================

The following table summarizes information about fixed stock options outstanding:


==========================================================================================================
As of December 31, 1996                       Options Outstanding
                                   ------------------------------------------
                                                                                       Options Exercisable
                                                      Weighted-                  -------------------------
                                                       Average      Weighted-                    Weighted-
                                        Number       Remaining        Average          Number      Average
                                   Outstanding     Contractual       Exercise     Exercisable     Exercise
                                         (000)            Life          Price           (000)        Price
$  3.33 to 9.44                        423,448             4.2 years        9         423,448            9
 10.45 to 14.50                      1,339,029             4.7             13       1,235,594           13
 16.02 to 19.78                        615,611             8.2             19         529,821           19
 20.19 to 24.13                        605,906             6.7             21         605,906           21
 26.72 to 35.78                        610,564             9.1             27          20,000           27
                                   -----------                                    -----------
$ 3.33 to 35.78                      3,594,558             4.7             17       2,814,769           15
===========================================================================================================


The Value Share Program was established under the 1993 Stock Incentive Plan to provide senior managers with an opportunity for reward based on the Corporation's long-term performance. Under this program, the Corporation granted 96,450 performance shares (value shares) and 96,450 value options in 1994 when Crestar's stock price was $22 per share. Value shares are payable in fifty percent stock and fifty percent cash; the percentage of value share awards earned and each share's value is determined by Crestar's stock price at the end of a performance cycle. Value options are nonqualified stock options granted at the end of a performance cycle; upon grant, such options have characteristics identical to other non-qualified stock options. The percentage of value options earned is the same percentage as applied to value shares. The performance cycle is three years; value shares and value options may be earned earlier if certain stock price growth goals are met; applicable goals were met during 1996. There were no new value share awards granted in 1996 and 1995; 7,818 value shares and value options were forfeited in the current performance cycle, of which 7,676 were reallocated to other participants.

   During 1995, the Corporation granted 30,000 performance shares, subject only to a three year vesting requirement, to the Chairman and Chief Executive Officer when the stock price was $28 per share. These performance shares are not issued and have no voting rights, but do receive dividend equivalents which are converted to additional shares.

   The Corporation recognized compensation expense for performance shares, including awards granted in years prior to 1994, of $3.3, $1.3 and $.5 million in 1996, 1995 and 1994, respectively. Outright grants of stock were not material in the years presented.

   During 1996, the Corporation's shareholders approved the Directors' Equity Program. Under the Directors' Equity Program, each non-employee director is eligible to receive equity awards covering a five-year cycle. Equity awards are not issued and have no voting rights; equity awards do receive dividend equivalents which are converted to additional shares. Equity awards vest over the five-year cycle in 20 percent increments based on the participant's total years of board service, including years prior to 1996. Equity awards granted in 1996 totaled 20,400 shares, each granted when the stock price was $30 per share. Compensation expense recognized in 1996 related to directors' equity awards totaled $600,000. Directors' may also defer annual retainers which may be payable in stock at the election of the director; such amounts were not material in the years presented.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(17) Other Employee Benefit Plans

The Corporation provides postretirement life and contributory health insurance benefit plans for eligible retirees. The cost of such benefits are accrued in a manner similar to pension costs. The projected status of Crestar's postretirement life and contributory health insurance benefit plans for eligible retirees as of December 31 follow:


===========================================================================================================
In thousands                                                                            1996          1995
Accumulated postretirement benefit obligations (other than pensions):
  Retirees                                                                          $ 47,104      $ 33,688
  Eligible active plan participants                                                    6,320         8,673
  Ineligible active participants                                                      11,613         9,880
-----------------------------------------------------------------------------------------------------------
    Total                                                                             65,037        52,241
  Unrecognized net loss from past experience different from that assumed
    and effects of changes in assumptions                                            (19,333)       (7,681)
  Unrecognized transition obligation to be recognized over 20 years                  (29,773)      (31,634)
-----------------------------------------------------------------------------------------------------------
  Accrued postretirement benefit expense                                            $ 15,931      $ 12,926
===========================================================================================================
Postretirement benefit expense for the years ended December 31 included:
===========================================================================================================
In thousands                                                             1996           1995          1994
Service cost                                                           $1,039       $    870      $  1,055
Interest cost                                                           3,847          4,026         3,178
Net amortization and deferral                                           2,343          2,132         1,844
-----------------------------------------------------------------------------------------------------------
  Net postretirement benefit expense                                   $7,229       $  7,028      $  6,077
===========================================================================================================

The weighted average annual assumed rate of increase in the per capita cost of covered benefits for health insurance is 8% for 1997 and is assumed to decrease gradually to 6% in 1999 and remain at that level thereafter. Increasing the assumed health care trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by approximately $5.8 million, and would increase the aggregate of the service and interest components of net postretirement benefit expense by approximately $470 thousand for 1996. The weighted average discount rate used in projecting the accumulated plan benefit obligation was 7.75% for 1996, and the average rate of annual compensation increase was 4.75%.

   The Corporation maintains a grantor trust to pay certain employee benefits as they become due. Assets of the trust are restricted to use for applicable employee benefit plans, including deferred compensation and medical benefit plans. Such trust assets of approximately $91 million and $70 million at December 31, 1996 and 1995, respectively, are included in the Corporation's total assets.

   The Corporation has thrift and profit-sharing plans covering substantially all full-time employees beginning January 1 after date of hire. The Corporation makes matching contributions of 50 cents for every $1 of employee contributions to the thrift plan, up to 6 percent of base pay. Employer profit-sharing contributions are determined by applying a formula based on return on equity to covered compensation. Thrift and profit-sharing plan expenses totaled $16.8 million, $16.0 million and $17.9 million in 1996, 1995 and 1994, respectively.

(18) Other Income
Other income in the consolidated statements of income includes:



==========================================================================================================
In thousands                                                              1996          1995          1994
Mortgage servicing - net                                               $17,085      $ 16,087       $17,082
Mortgage origination - net                                              12,212         2,753           389
Automated teller machine fees                                           18,684        17,856        13,828
Trading account activities                                               3,833         3,515         1,874
Commissions on letters of credit                                         4,980         4,805         5,575
Safe deposit box rentals                                                 5,312         5,251         5,049
Gain on sale of mortgage servicing rights                                8,268        11,000        18,732
Loss on sale and disposal of branches - net                            (22,380)       (2,317)            -
Miscellaneous                                                           49,522        44,145        34,505
----------------------------------------------------------------------------------------------------------
  Total other income                                                   $97,516      $103,095       $97,034
==========================================================================================================


(19) Other Expense
Other expense in the consolidated statements of income includes:

==========================================================================================================

In thousands                                                              1996          1995          1994
Communications                                                        $ 38,572      $ 34,446      $ 30,840
Stationery, printing and supplies                                       12,669        12,709        11,781
Professional fees and services                                          30,692        22,620        17,996
Loan expense                                                            12,216         9,281        10,727
FDIC premiums - net                                                     41,174        24,812        34,855
Advertising and marketing                                               26,165        20,400        26,171
Transportation                                                           7,056         7,281         7,140
Outside data services                                                   32,571        29,148        26,291
Amortization of purchased intangibles                                   16,673        15,416         7,740
Foreclosed properties                                                    6,872        (3,616)        5,725
Miscellaneous                                                           58,482        59,303        50,418
----------------------------------------------------------------------------------------------------------
  Total other expense                                                 $283,142      $231,800      $229,684
==========================================================================================================

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(20) Condensed Parent Information
The Parent's Condensed Balance Sheets at
December 31 were:



==========================================================================================================
In thousands                                                                            1996          1995
Cash in banks                                                                     $   76,611    $   60,069
Securities held to maturity                                                            3,676        10,119
Securities available for sale                                                        123,747       115,199
Money market investments                                                             380,499        73,402
Notes receivable from subsidiaries                                                   336,369       273,206
Investments in wholly-owned subsidiaries:
  Bank subsidiaries                                                                1,662,418     1,781,649
  Non-bank subsidiaries                                                               15,974        27,429
Investment in Crestar Capital Trust I                                                  6,200             -
Other assets                                                                          57,704        18,451
----------------------------------------------------------------------------------------------------------
  Total Assets                                                                    $2,663,198    $2,359,524
==========================================================================================================
Short-term borrowings from subsidiaries                                           $   50,051    $   31,172
Other short-term borrowings                                                          202,962       157,929
Other liabilities                                                                     99,795        60,205
Long-term note payable to subsidiary                                                 206,200             -
Other long-term debt                                                                 324,680       324,630
Total shareholders' equity                                                         1,779,510     1,785,588
----------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                                      $2,663,198    $2,359,524
==========================================================================================================


The Parent's retained earnings were $1.0 billion at December 31, 1996 and 1995, and were comprised primarily of the undistributed earnings of its subsidiaries. The Parent's Condensed Statements of Income for each of the last three years ended December 31 were:



==========================================================================================================
In thousands                                                              1996          1995          1994
Cash dividends from bank subsidiaries                                 $144,721      $ 89,072      $111,151
Interest from subsidiaries                                              20,943        21,011        15,692
Interest on securities held to maturity                                    434           716           895
Interest on securities available for sale                                4,346         2,896         1,041
Income on money market investments                                       6,472         8,631         5,606
Other income                                                             1,231           721           599
----------------------------------------------------------------------------------------------------------
  Total income                                                         178,147       123,047       134,984
----------------------------------------------------------------------------------------------------------
Interest on short-term borrowings from subsidiaries                      1,545           951           273
Interest on other short-term borrowings                                  8,109         7,869         4,739
Interest on long-term debt                                              27,800        27,800        16,318
Other expense                                                            2,341         6,521         3,159
----------------------------------------------------------------------------------------------------------
  Total expense                                                         39,795        43,141        24,489
----------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed
  net income of subsidiaries                                           138,352        79,906       110,495
Income tax benefit                                                      (3,697)       (4,068)         (801)
----------------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of subsidiaries       142,049        83,974       111,296
Equity in undistributed net income of subsidiaries                      76,222       131,913       103,862
----------------------------------------------------------------------------------------------------------
Net Income                                                            $218,271      $215,887      $215,158
==========================================================================================================


The Parent's Condensed Statements of Cash Flows for each of the last three years ended December 31 were:



===========================================================================================================
In thousands                                                                 1996         1995        1994
Operating Activities
Net income                                                               $218,271     $215,887    $215,158
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries                    (76,222)    (131,913)   (103,862)
    Amortization and accretion, net                                           430          407         259
    Net decrease (increase) in accrued interest receivable, prepaid
      expenses and other assets                                           (38,154)      (1,010)         28
    Net increase (decrease) in accrued interest payable,
      accrued expenses and other liabilities                               (1,266)       1,044       7,230
    Other, net                                                                918          531         575
-----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                               103,977       84,946     119,388
-----------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from maturities of securities held to maturity                     6,402        1,347           -
Proceeds from maturities of securities available for sale                 724,989      487,734     114,000
Purchases of securities available for sale                               (733,381)    (518,995)   (194,176)
Net decrease (increase) money market investments                         (307,097)     105,126     (31,788)
Net increase in notes receivable from subsidiaries                        (63,163)     (37,999)    (50,000)
Net decrease (increase) in investment in subsidiaries                     172,800       27,537      (5,264)
Net cash paid for acquisitions                                                  -      (22,643)    (28,877)
Other, net                                                                    363          988      (1,131)
-----------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                       (199,087)      43,095    (197,236)
-----------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in short-term borrowings                                      63,912       20,864      42,833
Proceeds from the issuance of long-term debt                                    -            -     149,615
Proceeds from advance from subsidiary                                     206,200            -           -
Cash dividends paid                                                       (98,660)     (87,031)    (76,777)
Common stock purchased and retired                                        (98,823)     (82,144)    (48,450)
Proceeds from the issuance of common stock                                 41,109       31,718      28,112
Other, net                                                                 (2,086)           -      (1,250)
-----------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                        111,652     (116,593)     94,083
-----------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                      16,542       11,448      16,235
Cash and cash equivalents at beginning of year                             60,069       48,621      32,386
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 76,611     $ 60,069    $ 48,621
===========================================================================================================

Cash and cash equivalents consist of cash in banks.


(21) Commitments, Contingencies
And Other Financial Instruments

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

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

smaller. The contract or notional amount, the estimated fair value and the credit risk amount of each class of such instruments at December 31 was:



==============================================================================================================
In thousands                                       1996                                1995
                               ---------------------------------------    ------------------------------------
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

Financial instruments whose
notional or contract amounts
equaled maximum credit risk:
  Legally binding unfunded com-
    mitments to extend credit      $(3,551)   $ 8,148,955  $ 8,148,955       $(1,173)  $7,131,967   $7,131,967
  Standy letters of credit               -        387,672      387,672             -      401,452      401,452
  Commercial and similar letters
    of credit                            -         97,510       97,510             -       86,345       86,345
  Recourse obligations                   -      1,633,445    1,633,445             -    1,134,966    1,134,966
--------------------------------------------------------------------------------------------------------------
      Total                        $(3,551)   $10,267,582  $10,267,582       $(1,173)  $8,754,730   $8,754,730
==============================================================================================================
Financial instruments whose
notional or contract amounts
exceeded maximum credit risk:
  For interest rate risk management
    Interest rate swaps            $(6,434)   $   900,000  $    20,597       $13,416   $1,200,000   $   86,288
    Interest rate caps              12,198      1,785,000       26,637           151       40,000        3,325
    Interest rate floors             6,133      1,000,000       16,605             -            -            -
    Forward contracts                  733        706,731            -        (6,076)     547,790            -
  As a financial intermediary
    Interest rate swaps                312         98,372        5,813           264       98,434       15,522
    Interest rate caps                   -         33,920           15             -       67,600          599
    Interest rate collars                -         26,000          395             -       30,897        2,037
--------------------------------------------------------------------------------------------------------------
      Total                        $12,942    $ 4,550,023  $    70,062       $ 7,755   $1,984,721   $  107,771
==============================================================================================================

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

   A geographic concentration exists within Crestar's loan portfolio since most of Crestar's business activity is with customers located in Virginia, Maryland or Washington, DC. Based upon Standard Industrial Classification codes used for regulatory purposes, the Corporation had no aggregate loan concentration of 10% or more of total loans in any particular industry at December 31, 1996. However, under a broader view of the portfolio, Crestar had $1.6 billion in loans outstanding to real estate developers and investors at year-end 1996. These loans are diversified by geographic region within Crestar's market and by project type and are made in accordance with the Corporation's normal credit and underwriting guidelines and risk management policies.

   The Corporation services mortgage loans other than those included in the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. Recourse obligations at December 31, 1996 included $138 million of contractual recourse liability accepted by

Crestar on mortgage loan sales to the Federal National Mortgage Association
(FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). For the period extending over the life of the loans, FNMA and FHLMC have the right to sell any loans which become delinquent back to Crestar. Crestar maintains an allowance (included in Other liabilities in the consolidated balance sheet), which had a balance of $309,000 at December 31, 1996, based on estimates of future losses on this contractual recourse liability. Recourse obligations also included $158 million of contractual recourse liability accepted by Crestar on certain mortgage loan sales to private investors. For the period extending up to one year from origination, investors have the right to sell loans that meet certain delinquency criteria back to Crestar. The remaining notional balance of recourse obligations of $1.3 billion at December 31, 1996 results from the origination and acquisition by Crestar of mortgage servicing rights on Federal Housing Association and Veterans' Association loans, which are serviced under programs of the Government National Mortgage Association (GNMA). Approximately $962 million of this notional balance was insured by agencies of the Federal government or private insurance companies at December 31, 1996.

   As a financial institution, Crestar entails interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the fair value of the underlying hedged asset or liability. For interest rate risk management purposes, Crestar was using interest rate (fixed receive) swaps with notional balances of $650 million and $250 million at December 31, 1996 to convert floating rate commercial and instalment loans, respectively, to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.55 billion and $200 million to hedge the market value of fixed rate securities available for sale and real estate income property loans, respectively, and $35 million to minimize interest rate risk associated with rising rates on floating rate money market deposits. Crestar was using interest rate floors to hedge the fair value of fixed rate domestic time deposits. Crestar also serves as a financial intermediary in interest rate swap, cap and collar agreements, providing interest rate risk management services to customers. As an intermediary, Crestar becomes a principal in the exchange of interest payments between parties and is exposed to loss should one party default. The Corporation performs normal credit review on each counterparty and minimizes its exposure by entering into offsetting positions or by using hedging techniques.

   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost (any unrealized gain plus accrued receivable) of approximately $19.5 million, less collateral held of approximately $9.3 million, plus an amount for prospective market movement. One counterparty constituted 16%, two counterparties 12% each, two counterparties 11% each and one counterparty 10% of the estimated credit and market exposure of $70.1 million at December 31, 1996.

   Crestar also had forward agreements outstanding at December 31, 1996, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.

   Crestar may, from time to time, enter into certain derivative contracts, such as purchased futures or options contracts, for trading purposes. Such contract amounts were not material in 1996 and 1995.

   The fair values of commitments to extend credit, standby letters of credit and commercial and similar letters of credit were estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of counterparties. Unfunded loan commitments are generally priced at market at the time of funding and are subject to certain credit standards. The fair values of forward agreements are estimated based on current settlement values. The fair values of interest rate swaps, caps and floors are estimated based on the amount the Corporation would receive or pay to terminate the contracts or agreements. Such amounts are determined using a valuation model which considers current market yields, counterparty credit risk and other relevant variables. The carrying value of interest rate swaps, caps, floors and forward contracts related to interest rate risk management activities was $24.0 million and less than $100,000 at December 31, 1996 and 1995, respectively. The carrying value of such instruments includes any accrued interest receivable and/or payable balances, and unamortized premiums paid for interest rate caps and floors. The carrying value of other off-balance sheet financial instruments was not material at December 31, 1996 and 1995.

   In November 1996, a purported class action lawsuit was brought against Crestar Mortgage Corporation (CMC), an affiliated subsidiary of the Corporation, alleging that compensation paid to mortgage brokers in the form of "yield spread premium" violates the Real Estate Settlement Procedures Act (RESPA) prohibition on referral fees. The suit is similar to a number of other suits pending nationwide against mortgage lenders. The suit seeks three times the amount of all settlement charges paid by CMC to mortgage brokers for settlement services on mortgage loans closed since November 12, 1995,

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

plus interest, court costs, attorney fees and other litigation expenses. Although the potential for liability is open-ended because of the ongoing nature of the suit, CMC estimates that yield spread premiums paid to mortgage brokers in the one year period prior to the filing of the suit totaled between $14 million and $17 million, an amount that could be trebled under RESPA. Management believes, however, that its industry-accepted method of compensating mortgage brokers is entirely legal and is vigorously contesting all aspects of the suit. Management, in consultation with legal counsel, is of the opinion that there is no other pending or threatened litigation that could, individually or in the aggregate, have a material impact on the Corporation's financial condition or financial statements beyond liabilities established for this purpose.

(22) Fair Value Of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As the majority of Crestar's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value. Comparability among financial institutions is difficult due to the wide range of acceptable valuation techniques and the subjectivity of required assumptions. Crestar's remaining assets and liabilities, not considered financial instruments, have not been valued differently than customary, historical cost accounting, nor have lines of business been separately valued. Information regarding the estimated fair values of Crestar's financial instruments at December 31 follows:



===========================================================================================================
In thousands                                         Estimated Fair Value             Carrying Value
                                                     Assets (Liabilities)          Assets (Liabilities)
                                                     --------------------          --------------------

                                                          1996           1995           1996          1995
Cash and due from banks                            $ 1,105,036    $ 1,285,245    $ 1,105,036   $ 1,285,245
Securities held to maturity                            966,750      1,108,006        967,510     1,105,076
Securities available for sale                        4,318,349      3,703,378      4,318,349     3,703,378
Money market investments                               745,672        516,268        745,672       516,268
Net loans, including loans held for sale            14,628,000     14,606,000     14,439,675    14,446,608
Other financial instrument assets                      321,437        381,956        321,744       381,591
Deposits with no stated maturities                 (10,887,219)   (10,914,553)   (10,887,219)  (10,914,553)
Deposits with stated maturities                     (4,765,000)    (5,397,000)    (4,783,991)   (5,382,486)
Short-term borrowings                               (4,116,051)    (2,871,521)    (4,116,051)   (2,871,521)
Long-term debt                                        (680,067)      (717,253)      (659,336)     (671,296)
Other financial instrument liabilities                (425,188)      (642,509)      (425,188)     (642,509)
Off-balance sheet financial instruments - net            9,391          6,582              -             -
===========================================================================================================


   The carrying amounts in the table are included in the consolidated balance sheets under the indicated captions, except for off-balance sheet financial instruments which are discussed in note 21. The carrying value of cash and due from bank balances and money market investments approximates fair value. Financial instruments actively traded in a secondary market, such as securities, were valued using available quoted market prices.

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

(23) Quarterly Financial Results (Unaudited)
Consolidated quarterly results of operations for the years ended December 31 were:




===========================================================================================================
Dollars in thousands, except per share data               First         Second         Third        Fourth
1996                                                    Quarter        Quarter      Quarter(1)    Quarter(2)(3)
Income from earning assets                             $385,826       $392,897      $388,870      $395,786
Net interest income                                     211,653        218,620       215,568       220,469
Provision for loan losses                                22,230         24,430        25,100        24,130
Securities gains (losses)                                 2,373            270            96           654
Other noninterest income                                 85,838         92,178        81,064        73,885
Net credit and noninterest income                       277,634        286,638       271,628       270,878
Noninterest expense                                     175,779        181,584       212,883       213,273
Income before income taxes                              101,855        105,054        58,745        57,605
Net Income                                               65,111         66,876        48,118        38,166
-----------------------------------------------------------------------------------------------------------
Primary:
  Earnings per share                                   $    .58       $    .60      $    .43      $    .34
  Average shares outstanding (000s)                     112,405        111,923       111,101       111,447
Fully diluted:
  Earnings per share                                   $    .58       $    .60      $    .43      $    .33
  Average shares outstanding (000s)                     112,413        111,923       111,141       111,647
Dividends declared per common share                    $   .225       $   .260      $   .260      $   .530
===========================================================================================================
1995
Income from earning assets                             $361,624       $373,330      $374,529      $382,420
Net interest income                                     202,982        204,598       202,444       204,831
Provision for loan losses                                12,021         15,311        16,056        22,877
Securities gains (losses)                                (2,484)          (842)          (69)        1,328
Other noninterest income                                 76,334         81,796        83,649        83,266
Net credit and noninterest income                       264,811        270,241       269,968       266,548
Noninterest expense                                     175,036        178,021       173,284       194,768
Income before income taxes                               89,775         92,220        96,684        71,780
Net Income                                               58,261         60,541        61,525        35,560
-----------------------------------------------------------------------------------------------------------
Primary:
  Earnings per share                                   $    .52       $    .54      $    .54      $    .32
  Average shares outstanding (000s)                     112,263        112,579       112,409       112,329
Fully diluted:
  Earnings per share                                   $    .52       $    .54      $    .54      $    .32
  Average shares outstanding (000s)                     112,478        112,659       112,455       112,341
Dividends declared per common share                    $   .200       $   .225      $   .225      $   .225
===========================================================================================================

(1) During the third quarter of 1996 Crestar recorded a one-time after-tax charge of $21.5 million, or $.19 per share, associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund. Also in the third quarter of 1996, a nonrecurring tax benefit of $10.6 million, or $.09 per share, was recorded in connection with the repeal of thrift bad debt tax legislation.

(2) During the fourth quarter of 1996, nonrecurring merger costs totaling $32.5 million (after-tax basis), or $.29 per share, were recorded as part of the pooling-of-interests merger with Citizens Bancorp.

(3) During the fourth quarter of 1995, nonrecurring merger costs totaling $29.3 million (after-tax basis), or $.26 per share, were recorded as part of the pooling-of-interests merger with Loyola Capital Corporation.

CRESTAR FINANCIAL CORPORATION
The Board Of Directors And Shareholders

We have audited the accompanying consolidated balance sheets of Crestar Financial Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Citizens Bancorp (Citizens), which was acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in note 2. Such statements are included in the consolidated financial statements of the Corporation and reflect total assets constituting 18% at December 31, 1996 and 1995, and total income from earning assets constituting 18% in 1996 and 1995 and 17% in 1994 of the related consolidated totals. Those statements were audited by other auditors whose report, dated January 16, 1997 expressed an unqualified opinion thereon. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Citizens, is based solely on the report of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestar Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


Richmond, Virginia
January 16, 1997

CRESTAR FINANCIAL CORPORATION
Statement On Corporate Responsibility

The financial statements on pages 44 to 73 have been prepared by management in accordance with generally accepted accounting principles and include some amounts that are necessarily based on our best estimates and judgments. We are responsible for the accuracy, integrity, objectivity, consistency and fair presentation of the financial statements and all other financial information contained in this Annual Report. We fulfill these responsibilities by relying on a system of internal controls, which has been designed to ensure that transactions are properly authorized and recorded in our financial records. Our internal auditing function independently assesses the effectiveness of internal controls and recommends possible improvements thereto. Because of inherent limitations in any system of controls, there can be no absolute assurance that errors or irregularities will not occur. Nevertheless, we believe that our system of internal controls provides reasonable assurance as to the integrity and reliability of our financial records.

        Some of the financial information in this Annual Report is presented on a tax-equivalent basis to improve comparative analysis. In addition, some of the business segment information incorporates allocation methods for which there are no generally accepted accounting principles. However, in all other respects, it is consistent with the audited financial statements.

        Through its Audit Committee, which is composed of directors who are not officers or employees of the Corporation, the Board of Directors fulfills its oversight responsibility for determining that the accounting policies employed by management in preparing the Corporation's financial statements are appropriate and that our system of internal controls is adequately reviewed and maintained. The Committee periodically reviews, with management and the internal auditors, accounting policies, control processes and procedures, and audit and regulatory examination reports of the Corporation and its subsidiaries. In addition, our external auditors meet regularly with and have full and free access to the Committee, privately and with management present, to discuss the results of their audits and other auditing, accounting and financial reporting matters. The Committee reports to the full Board after each of its meetings.


        KPMG Peat Marwick LLP has audited the accompanying consolidated financial statements. Their report, located above, represents their judgment as to whether our consolidated financial statements present fairly our financial position and results of operations and cash flows in conformity with generally accepted accounting principles.

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



Crestar Financial Corporation

Board of Directors of Crestar Financial Corporation
Crestar Financial Corporation And Subsidiaries


J. Carter Fox
Chairman &
Chief Executive Officer
Chesapeake Corporation
Richmond, Virginia
Packaging and Paper
Products Manufacturer
Executive and Nominating
and Governance Committee

Bonnie Guiton Hill
President and Chief
Executive Officer
Times Mirror Foundation
Los Angeles, California
Charitable Foundation
Audit and Nominating and
Governance Committee
(Chairman)

Gene A. James
President &
Chief Executive Officer
Southern States
Cooperative, Inc.
Richmond, Virginia
Farm Supply Cooperative
Human Resources and
Compensation Committee

H. Gordon Leggett, Jr.
Principal
Leggett Associates LLC
Lynchburg, Virginia
Family Business and Human
Resource Consulting
Human Resources and
Compensation Committee

Charles R. Longsworth
Chairman Emeritus
The Colonial Williamsburg
Foundation
Williamsburg, Virginia
Educational Museum,
Hotels and Restaurants
Executive Committee and
Human Resources and
Compensation Committee
(Chairman)


Patrick J. Maher
Chairman &
Chief Executive Officer
Washington Gas
Washington, DC
Natural Gas Utility
Executive Committee and
Audit Committee
(Chairman)

Frank E. McCarthy
Executive Vice President
National Automobile
Dealers Association
McLean, Virginia
Human Resource and
Compensation Committee

Paul D. Miller
President &
Chief Executive Officer
Sperry Marine, Inc.
Charlottesville, Virginia
Marine Navigation and
Control Systems
Audit Committee

G. Gilmer Minor III
Chairman, President &
Chief Executive Officer
Owens & Minor, Inc.
Richmond, Virginia
Medical/Surgical
Supply Distributor
Human Resources and
Compensation and
Nominating and Governance
Committee

Gordon F. Rainey, Jr.
Partner, Chairman of the
Executive Committee
Hunton & Williams
Richmond, Virginia
Attorneys
Executive Committee

Frank S. Royal
Member & President
Frank S. Royal, M.D., P.C.
Richmond, Virginia
Family Medicine
Executive Committee

Alfred H. Smith, Jr.
General Partner
A. H. Smith Associates,
Limited Partnership
Branchville, Maryland
Sand & Gravel Business

Jeffrey R. Springer
Vice Chairman-Greater
Washington Region
Crestar Bank

Richard G. Tilghman
Chairman &
Chief Executive Officer
Crestar Financial
Corporation and
Crestar Bank
Executive Committee
(Chairman)

Eugene P. Trani
President
Virginia Commonwealth
University
Richmond, Virginia
Audit Committee

L. Dudley Walker
Chairman
Bassett-Walker, Inc.
Martinsville, Virginia
Textile and Apparel
Manufacturer
Audit Committee

James M. Wells III
President & Chief
Operating Officer
Crestar Financial
Corporation and
Crestar Bank
Executive Committee

Robert C. Wilburn
President & Chief
Executive Officer
The Colonial
Williamsburg Foundation
Williamsburg, Virginia
Educational Museum,
Hotels and Restaurants
Audit Committee

Karen Hastie Williams
Partner
Crowell & Moring
Washington, DC
Attorneys
Audit Committee

Principal Officers of Crestar Financial Corporation
Crestar Financial Corporation and Subsidiaries

Richard G. Tilghman, 56
Chairman &
Chief Executive Officer
30 years of service.
Elected President and
Chief Executive Officer
in 1985 and Chairman in 1986.

James M. Wells III, 50
President & Chief
Operating Officer
28 years of service.
Elected President in 1988
and to current position in 1997.

William V. Bunting, 56
Group Executive Vice
President-Consumer Finance Group
30 years of service. Elected
Executive Vice President-Operations in
1986 and of Consumer Lending in
1992 and to current position in 1997.

William K. Butler II, 50
President-Eastern Region
24 years of service. Elected
President-Norfolk in 1984
and to current position in 1985.

Thomas M. Eckis, 48
Corporate Executive Vice
President & Senior Credit Officer
22 years of service.  Elected
Group Executive Vice
President-Real Estate Finance
in 1990 and of Corporate Banking
in 1994 and to current position in 1995.

William M. Ginther, 50
Group Executive Vice
President-Technology & Operations
26 years of service. Elected
Executive Vice President in 1987
and to current position in 1994.

C. Garland Hagen, 51
Corporate  Executive  Vice
President-Corporate  Development
& Funds  Management Group 24
years of  service.  Elected
Executive  Vice  President in
1985 and to current position
in 1987.


F. Edward Harris, 55
President-Western Region
32 years of service. Elected
Executive Vice President-Western
Region in 1982 and to current
position in 1985.

C.T. Hill, 46
President-Capital Region
26 years of service.  Elected
Executive Vice President-Capital
Region Commercial Division in 1990
and to current position in 1994.

Thomas D. Hogan, 50
Group Executive Vice President-
Crestar Investment Group
8 years of service. Elected Executive
Vice  President-Trust  &  Investment
Management Group in 1988 and
to current position in 1996.

Richard F. Katchuk, 50
Corporate  Executive Vice President
& Chief Financial Officer 1 year of service.
Elected to current position in 1995.

James J. Kelley, 52
Group Executive Vice President-
Management Resources Group
23 years of service. Elected Senior
Vice President in 1986 and to
current position in 1995.

Peter F. Nostrand, 49
President-Greater Washington Region
23  years of  service.  Elected
Senior Executive Vice President of Greater
Washington Region in 1988 and
to current position in 1995.

O.H. Parrish, Jr., 54
President-Regional &
Corporate Banking
31 years of service. Elected
Executive Vice President
& Senior Credit Officer in
1985 and President-Virginia
Banking in 1994 and to
current position in 1997.

Marc C. Smith, 49
President-Crestar
Mortgage Corporation
22  years  of  service.
Elected  Executive  Vice
President & Chief Operating
Officer-Crestar Mortgage Corporation
in 1989 and to current position in 1990.

William A. Wycoff, 49
President-Maryland Region
15 years of service. Previously
served as Executive Vice President
and Manager of Community Banking,
Marketing and Administration at
Loyola Capital Corporation. Elected
to current position in 1995.

Statement of Business
Crestar Financial Corporation and Subsidiaries

Crestar Financial Corporation (Crestar) is the holding company for Crestar Bank, Citizens Bank of Maryland and Citizens Bank of Washington, N.A. Crestar Bank is the resulting institution following the consolidation in November 1996 of Crestar Bank (Virginia), Crestar Bank, N.A. (Washington, DC), Crestar Bank MD (Maryland) and Crestar Bank FSB (Maryland). In March 1997, the two Citizens banks will be merged into Crestar Bank. At December 31, 1996, Crestar had $15.7 billion in total deposits and $1.8 billion in total shareholders' equity.

   In 1963, six Virginia banks combined to form United Virginia Bankshares Incorporated (UVB), a Virginia stock corporation and registered bank holding company. During the 1960s and 1970s, UVB acquired 18 other Virginia banks and formed one de novo bank. On December 31, 1979, all of the UVB banks were merged into United Virginia Bank. During the 1980s, nine more banks were acquired, including NS&T Bank, N.A. in the District of Columbia in 1985 and Bank of Bethesda in Maryland in 1986. In September, 1987 UVB changed its name to Crestar Financial Corporation. Since 1990, Crestar Financial Corporation has acquired 22 banks and thrifts in Virginia, Maryland and Washington, DC . The most significant transaction in 1996 was the acquisition of Citizens Bancorp, the holding company for Citizens Bank of Maryland and Citizens Bank of Washington, N.A., which added 103 full service banking offices and $2.9 billion in deposits.

   Crestar is supervised and examined by the Board of Governors of the Federal Reserve system under the Bank Holding Company Act of 1956 (BHCA). The BHCA requires Federal Reserve approval for bank acquisitions and regulates non-banking activities of bank holding companies. Deposits of Crestar's three subsidiary banks are insured by the Federal Deposit Insurance Corporation
(FDIC). Crestar Bank is regulated by the State Corporation Commission of Virginia and the Federal Reserve Bank of Richmond; Citizens Bank of Washington, N.A. is regulated by the Comptroller of the Currency; and Citizens Bank of Maryland is regulated by the Maryland Bank Commissioner and the FDIC.

   Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law permits interstate branching at any earlier date), if state law expressly permits interstate branching. The laws of Virginia, the District of Columbia and Maryland expressly permit interstate branching.

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

   The 1989 Financial Reform, Recovery and Enforcement Act (FIRREA) expanded federal regulatory enforcement powers. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of undercapitalized insured depository affiliates. Crestar Bank and the two newly-acquired Citizens banks were considered "well-capitalized" under regulatory definitions in effect at December 31, 1996. This is the highest rating presently available.

   Crestar serves customers through a network of 508 banking offices and 496 automated teller machines as of December 31, 1996. The Crestar banks offer a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards and international banking services. Services also are provided through non-bank subsidiaries. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Securities brokerage and investment banking services are offered by Crestar Securities Corporation. Mortgage loan origination, servicing and wholesale lending are offered by Crestar Mortgage Corporation, and Crestar Asset Management Company (formerly Capitoline Investment Services Incorporated) provides investment advisory services. Both Crestar Mortgage and Crestar Asset Management Company are subsidiaries of Crestar Bank.

   The mission of Crestar Financial Corporation is to provide a board array of financial products and services at a price that represents the best value for our customers' money and, by doing so, to provide a superior return for our shareholders.

   Crestar's executive offices are located at Crestar Center, 919 East Main Street, Richmond, Virginia. Regional headquarters are located in Norfolk and Roanoke, Virginia, Washington, DC and Baltimore, Maryland. Crestar's operations centers are located in Richmond and Glen Burnie, Maryland.

Form 10-K Cross-Reference Index
Crestar Financial Corporation And Subsidiaries

Part I   Item I  Business...................................................................................78
           Guide 3 Disclosures................................20-21, 34-35, 36-42, 49-50, 54-57, 57, 80, 82-84
         Item 2  Properties.............................................................................57, 78
         Item 3  Legal Proceedings..........................................................................71
         Item 4  Submission  of Matters to a Vote of Security  Holders(1)
Part II  Item 5 Market for the Registrant's Common Equity and
           Related Shareholder Matters......................................................61, 84, Back Cover
         Item 6  Selected Financial Data....................................................................13
         Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations...13-43
         Item 8  Financial Statements and Supplementary Data
           Consolidated Financial Statements:
           Crestar Financial Corporation and Subsidiaries
             Consolidated Balance Sheets....................................................................44
             Consolidated Statements of Income..............................................................45
             Consolidated Statements of Cash Flows..........................................................46
             Consolidated Statements of Changes in Shareholders' Equity.....................................47
           Notes to Consolidated Financial Statements....................................................48-73
           Independent Auditors' Report.....................................................................74
           Condensed Financial Information of Registrant.........................................60, 61, 68-69
           Selected Quarterly Financial Data................................................................73
         Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....None
Part III Item 10  Directors(2) and Executive Officers of the Registrant.................................76, 77
         Item 11  Executive Compensation(2)
         Item 12  Security Ownership of Certain Beneficial Owners and Management(2)
         Item 13  Certain Relationships and Related Transactions(2)
Part IV  Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
             See Item 8 for a listing of all Financial Statements and Supplementary Data
           Reports on Form 8-K............................................................................None
           Exhibits(3)

         Signatures
           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 28, 1997 by the undersigned, thereunto duly authorized.

                                         /s/ Linda F. Rigsby
                                         --------------------------------
           Crestar Financial Corporation,  Linda F. Rigsby,
           Registrant                      Senior Vice President,
                                           Deputy General Counsel and Secretary




           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 1997 by the following persons in the capacities indicated.

           /s/ Richard G. Tilghman
           ----------------------------------
           Richard G. Tilghman,
           Chairman and Chief Executive Officer

           /s/ James M. Wells III
           --------------------------------------
           James M. Wells III, President

           /s/ Richard F. Katchuk
           ----------------------------------------
           Richard F. Katchuk,
           Corporate  Executive  Vice  President and
           Chief  Financial  Officer

           /s/ James D. Barr
           -----------------------------------------
           James D. Barr,  Group  Executive  Vice  President,
           Controller  and  Treasurer

           A Majority Of The Directors Of The Registrant whose names appear on page 76.

------------------------------

(1) On December 30, 1996, a Special Meeting of the Shareholders of Crestar Financial Corporation (Crestar) was held, in accordance with the shareholder approval policy of the New York Stock Exchange, to consider and vote on the issuance of up to 26,400,000 shares (on a post-split basis) of Crestar Common Stock in accordance with the Agreement and Plan of Reorganization pertaining to the merger of Crestar with Citizens Bancorp. Of the total shares eligible to vote at the meeting (on a post-split basis), 60,916,834 or 72% were voted for the proposed issuance of shares, and 697,836 shares or less than 1% were voted against the proposed issuance of shares. Abstaining votes totaled 753,860 shares, also representing less than 1% of total shares eligible to vote. "Broker non-votes" were not included in determining the number of votes cast. The proposal was passed by a majority of the shares eligible to vote, with the merger of Crestar and Citizens Bancorp and related issuance of shares subsequently occurring on December 31, 1996.

(2) This information is omitted pursuant to Instruction G of Form 10-K since the Registrant intends to file with the Commission a definitive Proxy
     Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1996.

(3) A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to Linda F. Rigsby, Secretary, Crestar Financial Corporation, 919 East Main Street, Richmond, VA 23261-6665.

Note: Any information not included herein has been omitted because it is not applicable.

Supplemental Financial Information
Crestar Financial Corporation And Subsidiaries


Maturity And Rate Sensitivity Of Selected Loans
December 31, 1996

In millions                                                          Maturity
                                                    -----------------------------------------
                                                    within 1 year     1-5 years  over 5 years        Total
Commercial                                               $2,455.3      $1,085.1        $462.2     $4,002.6
Real estate - income property                               546.5         526.3         169.3      1,242.1
Real estate - construction                                  234.7          60.6          18.7        314.0
-----------------------------------------------------------------------------------------------------------
  Total business loans                                    3,236.5       1,672.0         650.2      5,558.7
Less: Business loans with predetermined rates               557.9       1,255.5         463.9      2,277.3
-----------------------------------------------------------------------------------------------------------
  Business loans with adjustable rates                   $2,678.6       $ 416.5        $186.3     $3,281.4
===========================================================================================================

Time Deposits $100,000 And Over
December 31, 1996

In millions                                                     Maturity
                                            --------------------------------------------------
                                            0-3 mos.     3-6 mos.     6-12 mos.    over 1 yr.        Total
Certificates of deposit $100,000 and over      $42.1       $ 61.0         $25.3        $ 12.2       $140.6
Domestic time deposits                          53.1         46.8          65.9         125.0        290.8
-----------------------------------------------------------------------------------------------------------
  Total                                        $95.2       $107.8         $91.2        $137.2       $431.4
===========================================================================================================

Maximum Short-Term Borrowings

In thousands                                                       Maximum Outstanding At Any Month End
                                                                ------------------------------------------
                                                                       1996            1995           1994
Federal funds purchased                                          $2,524,420      $1,723,928     $1,862,138
Securities sold under repurchase agreements                       1,008,946       1,140,666      1,307,364
Federal Home Loan Bank borrowings                                   640,000         484,200        371,200
Notes payable                                                       218,212         177,300        163,731
Other                                                                 3,035           5,200          4,660
===========================================================================================================

Short-Term Borrowings--Average Balances And Rates

                                          1996                       1995                       1994
                                  ---------------------     --------------------       ---------------------
Dollars in thousands                  Amount      Rate           Amount     Rate           Amount     Rate
Federal funds purchased           $1,474,463      5.38%      $1,037,663    5.91%        $ 711,878     4.35%
Securities sold under
  repurchase agreements              670,549      4.87          760,351    5.52           786,831     3.81
Federal Home Loan Bank
  borrowings                         428,825      5.52          368,879    6.08           208,561     6.26
Notes payable                        208,437      4.55          158,249    4.95           131,562     3.67
Other                                  3,201      6.56            2,206    3.26             3,166     6.30
-----------------------------------------------------------------------------------------------------------
  Total                           $2,785,475      5.20       $2,327,348    5.75        $1,841,998     4.30
===========================================================================================================

Consolidated Statements of Income (Five Years) And Supplementary Data Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                           Years Ended December 31,
                                     ----------------------------------------------------------------------
Income From Earning Assets                 1996           1995           1994          1993           1992
Interest and fees on loans           $1,178,236     $1,181,048      $ 964,453     $ 827,512      $ 908,120
Interest on securities held to maturity  61,770        129,242        136,747       201,578        241,683
Interest and dividends on securities
  available for sale                    242,486        133,290        142,357        86,590          5,464
Income on money market investments       17,875         20,178         28,383        30,670         47,947
Interest on mortgage loans held
  for sale                               63,012         28,145         28,854        29,531         28,522
-----------------------------------------------------------------------------------------------------------
  Total income from earning assets    1,563,379      1,491,903      1,300,794     1,175,881      1,231,736
-----------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits        171,109        180,600        152,539       136,840        164,299
Regular savings deposits                 43,850         51,368         56,602        51,920         51,018
Domestic time deposits                  259,971        257,418        193,254       192,845        279,514
Certificates of deposit $100,000
  and over                               27,843          3,915          2,600         2,043          7,797
-----------------------------------------------------------------------------------------------------------
  Total interest on deposits            502,773        493,301        404,995       383,648        502,628
Short-term borrowings                   144,797        133,709         79,192        51,893         42,012
Long-term debt                           49,499         50,038         38,756        33,056         27,034
-----------------------------------------------------------------------------------------------------------
  Total interest expense                697,069        677,048        522,943       468,597        571,674
-----------------------------------------------------------------------------------------------------------
Net Interest Income                     866,310        814,855        777,851       707,284        660,062
Provision for loan losses                95,890         66,265         36,509        63,325        120,821
-----------------------------------------------------------------------------------------------------------
Net Credit Income                       770,420        748,590        741,342       643,959        539,241
-----------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts     114,249        109,264        103,692       100,978         94,014
Trust and investment advisory income     65,939         59,841         54,963        56,797         49,782
Bank card-related income                 55,261         52,845         43,810        31,212         26,227
Other income                             97,516        103,095         97,034        82,493         78,805
Securities gains (losses)                 3,393         (2,067)       (10,766)        2,094          6,523
-----------------------------------------------------------------------------------------------------------
  Total noninterest income              336,358        322,978        288,733       273,574        255,351
-----------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income     1,106,778      1,071,568      1,030,075       917,533        794,592
-----------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                       397,448        388,542        372,590       324,623        297,538
Occupancy expense - net                  64,450         62,851         63,290        56,374         53,852
Equipment expense                        38,479         37,916         35,063        32,999         32,007
Other expense                           283,142        231,800        229,684       238,786        258,549
-----------------------------------------------------------------------------------------------------------
  Total noninterest expense             783,519        721,109        700,627       652,782        641,946
-----------------------------------------------------------------------------------------------------------
Income Before Income Taxes              323,259        350,459        329,448       264,751        152,646
Income tax expense                      104,988        134,572        114,290        85,165         35,434
-----------------------------------------------------------------------------------------------------------
Net Income                            $ 218,271      $ 215,887      $ 215,158     $ 179,586      $ 117,212
===========================================================================================================
Earnings Per Share
  Primary                                $ 1.95         $ 1.92         $ 1.93        $ 1.60         $ 1.13
  Fully diluted                            1.94           1.92           1.93          1.60           1.12
===========================================================================================================
Supplementary Data
  Average shares outstanding (000s):
  Primary                               112,037        112,432        111,643       110,836        101,885
  Fully diluted                         112,408        112,623        111,665       111,007        102,096
===========================================================================================================

Consolidated Average Balances/Net Interest Income/Rates(1)
Crestar Financial Corporation And Subsidiaries

                                                        1996                             1995
                                          ---------------------------------  --------------------------------
                                                       Income(4)/  Yield/                 Income(4)/ Yield/
Dollars in thousands                         Balance     Expense    Rate       Balance     Expense    Rate
                                          ---------------------------------  --------------------------------
Assets                                             $           $       %             $           $       %
Taxable securities held to maturity          977,628      57,841    5.92     2,080,801     124,191    5.97
Tax-exempt securities held to maturity        81,842       6,953    8.50        92,800       8,161    8.79
-------------------------------------------------------------------------------------------------------------
  Total securities held to maturity(2)     1,059,470      64,794    6.12     2,173,601     132,352    6.09
Securities available for sale(2)           3,862,323     242,486    6.28     2,042,723     133,290    6.53
Money market investments(2)                  332,182      17,901    5.39       337,167      20,204    5.99
Mortgage loans held for sale(2)              835,770      63,012    7.54       374,482      28,145    7.52
-------------------------------------------------------------------------------------------------------------
Commercial                                 3,717,001     301,812    8.12     3,615,826     305,853    8.46
Real estate - income property              1,258,762     110,281    8.76     1,260,403     108,807    8.63
Real estate - construction                   353,868      33,563    9.49       400,718      40,139   10.02
Instalment                                 3,698,106     309,833    8.38     3,243,571     275,500    8.49
Bank card                                  1,529,341     190,954   12.49     1,581,916     178,840   11.31
Real estate - mortgage                     3,072,474     238,688    7.77     3,572,701     280,036    7.84
-------------------------------------------------------------------------------------------------------------
  Total loans(2,3)                        13,629,552   1,185,131    8.70    13,675,135   1,189,175    8.70
Allowance for loan losses                   (274,460)                         (271,024)
-------------------------------------------------------------------------------------------------------------
  Loans - net                             13,355,092                        13,404,111
Cash and due from banks                      922,638                           944,423
Premises and equipment - net                 418,394                           413,353
Customers' liability on acceptances            9,741                             9,335
Intangible assets - net                      184,427                           161,123
Foreclosed properties - net                   36,735                            40,464
Other assets                                 571,199                           534,974
-------------------------------------------------------------------------------------------------------------
  Total Assets                            21,587,971                        20,435,756
                                          ==========                        ==========

Total Earning Assets                      19,719,297   1,573,324    7.98    18,603,108   1,503,166    8.08
                                          ==========   =========    ====    ==========   =========    ====

Liabilities and Shareholders' Equity
Interest-bearing demand deposits           5,814,157     171,109    2.94     5,690,529     180,600    3.17
Regular savings deposits                   1,689,981      43,850    2.59     1,863,640      51,368    2.76
Domestic time deposits                     4,995,653     259,971    5.20     4,949,176     257,418    5.20
Certificates of deposit $100,000 and over    510,341      27,843    5.45        72,665       3,915    5.39
-------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits(2)      13,010,132     502,773    3.86    12,576,010     493,301    3.92
Demand deposits                            3,038,032                         2,855,475
-------------------------------------------------------------------------------------------------------------
  Total deposits                          16,048,164                        15,431,485
Short-term borrowings(2)                   2,785,475     144,797    5.20     2,327,348     133,709    5.75
Long-term debt(2)                            688,953      49,499    7.19       695,537      50,038    7.19
Liability on acceptances                       9,741                             9,335
Other liabilities                            278,895                           255,393
-------------------------------------------------------------------------------------------------------------
  Total liabilities                       19,811,228                        18,719,098
-------------------------------------------------------------------------------------------------------------
Preferred stock                                    -                                 -
Common shareholders' equity                1,776,743                         1,716,658
-------------------------------------------------------------------------------------------------------------
  Total shareholders' equity               1,776,743                         1,716,658
-------------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity                  21,587,971                        20,435,756
                                          ==========                        ==========

Total interest-bearing liabilities        16,484,560     697,069    4.23    15,598,895     677,048    4.34
Other sources-net                          3,234,737                         3,004,213
-------------------------------------------------------------------------------------------------------------
Total Sources of Funds                    19,719,297     697,069    3.54    18,603,108     677,048    3.64
                                          ==========     =======    ====    ==========     =======    ====

Net Interest Spread                                                 3.75                              3.74
Net Interest Income/Margin                               876,255    4.44                   826,118    4.44
=============================================================================================================

                                                              1994                             1993
                                               --------------------------------   -------------------------------
                                                            Income(4)/  Yield/                Income(4)/ Yield/
Dollars in thousands                              Balance     Expense    Rate       Balance    Expense    Rate
                                               --------------------------------   -------------------------------
Assets                                                  $           $       %             $          $       %
Taxable securities held to maturity             2,249,938     129,521    5.76     3,095,327    190,200    6.14
Tax-exempt securities held to maturity            107,358      11,012   10.26       184,949     17,223    9.31
-----------------------------------------------------------------------------------------------------------------
  Total securities held to maturity(2)          2,357,296     140,533    5.96     3,280,276    207,423    6.32
Securities available for sale(2)                2,448,915     142,357    5.81     1,615,535     86,590    5.36
Money market investments(2)                       649,669      28,383    4.37       877,688     30,724    3.50
Mortgage loans held for sale(2)                   407,796      28,854    7.08       429,638     29,531    6.87
-----------------------------------------------------------------------------------------------------------------
Commercial                                      3,511,264     274,451    7.82     3,367,982    258,459    7.67
Real estate - income property                   1,105,522      90,667    8.20     1,008,293     80,124    7.95
Real estate - construction                        405,849      35,444    8.73       392,963     29,769    7.58
Instalment                                      2,762,983     219,947    7.96     2,408,510    204,418    8.49
Bank card                                       1,154,573     137,989   11.95       712,928     97,447   13.67
Real estate - mortgage                          2,871,078     214,410    7.47     2,059,665    166,183    8.07
-----------------------------------------------------------------------------------------------------------------
  Total loans(2,3)                             11,811,269     972,908    8.24     9,950,341    836,400    8.41
Allowance for loan losses                        (271,298)                         (256,999)
-----------------------------------------------------------------------------------------------------------------
  Loans - net                                  11,539,971                         9,693,342
Cash and due from banks                           897,363                           864,769
Premises and equipment - net                      400,504                           373,835
Customers' liability on acceptances                 8,537                            16,260
Intangible assets - net                           110,815                            75,416
Foreclosed properties - net                        62,524                           104,244
Other assets                                      496,718                           493,221
-----------------------------------------------------------------------------------------------------------------
  Total Assets                                 19,380,108                        17,824,224
                                               ==========                        ==========

Total Earning Assets                           17,674,945   1,313,035    7.43    16,153,478  1,190,668    7.37
                                               ==========   =========    ====    ==========  =========    ====

Liabilities and Shareholders' Equity
Interest-bearing demand deposits                5,720,111     152,539    2.67     5,313,313    136,840    2.58
Regular savings deposits                        2,101,876      56,602    2.69     1,794,233     51,920    2.89
Domestic time deposits                          4,510,528     193,254    4.28     4,254,935    192,845    4.53
Certificates of deposit $100,000 and over          58,671       2,600    4.43        46,650      2,043    4.38
-----------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits(2)           12,391,186     404,995    3.27    11,409,131    383,648    3.36
Demand deposits                                 2,754,656                         2,574,752
-----------------------------------------------------------------------------------------------------------------
  Total deposits                               15,145,842                        13,983,883
Short-term borrowings(2)                        1,841,998      79,192    4.30     1,670,436     51,893    3.11
Long-term debt(2)                                 588,269      38,756    6.59       463,691     33,056    7.13
Liability on acceptances                            8,537                            16,260
Other liabilities                                 234,141                           214,997
-----------------------------------------------------------------------------------------------------------------
  Total liabilities                            17,818,787                        16,349,267
-----------------------------------------------------------------------------------------------------------------
Preferred stock                                        -                            43,890
Common shareholders' equity                     1,561,321                         1,431,067
-----------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                    1,561,321                         1,474,957
-----------------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity                       19,380,108                        17,824,224
                                               ==========                        ==========

Total interest-bearing liabilities             14,821,453     522,943    3.53    13,543,258    468,597    3.46
Other sources-net                               2,853,492                         2,610,220
-----------------------------------------------------------------------------------------------------------------
Total Sources of Funds                         17,674,945     522,943    2.96    16,153,478    468,597    2.90
                                               ==========     =======    ====    ==========    =======    ====

Net Interest Spread                                                      3.90                             3.91
Net Interest Income/Margin                                    790,092    4.47                  722,071    4.47
=================================================================================================================

                                                             1992
                                               ---------------------------------
                                                            Income(4)/ Yield/
Dollars in thousands                              Balance    Expense    Rate
                                               ---------------------------------
Assets                                                  $          $       %
Taxable securities held to maturity             3,400,113    226,764    6.67
Tax-exempt securities held to maturity            249,138     22,187    8.91
--------------------------------------------------------------------------------
  Total securities held to maturity(2)          3,649,251    248,951    6.82
Securities available for sale(2)                   89,189      5,464    6.13
Money market investments(2)                     1,227,909     47,947    3.90
Mortgage loans held for sale(2)                   367,734     28,522    7.76
--------------------------------------------------------------------------------
Commercial                                      3,688,846    301,509    8.17
Real estate - income property                     898,291     92,180   10.26
Real estate - construction                        512,849     36,530    7.12
Instalment                                      2,410,803    244,485   10.14
Bank card                                         550,388     83,064   15.09
Real estate - mortgage                          1,890,302    160,986    8.52
--------------------------------------------------------------------------------
  Total loans(2,3)                              9,951,479    918,754    9.23
Allowance for loan losses                        (263,124)
--------------------------------------------------------------------------------
  Loans - net                                   9,688,355
Cash and due from banks                           822,557
Premises and equipment - net                      355,926
Customers' liability on acceptances                20,991
Intangible assets - net                            68,410
Foreclosed properties - net                       157,501
Other assets                                      462,367
--------------------------------------------------------------------------------
  Total Assets                                 16,910,190
                                               ==========

Total Earning Assets                           15,285,562  1,249,638    8.18
                                               ==========  =========    ====

Liabilities and Shareholders' Equity
Interest-bearing demand deposits                5,043,495    164,299    3.26
Regular savings deposits                        1,406,936     51,018    3.63
Domestic time deposits                          5,003,338    279,514    5.59
Certificates of deposit $100,000 and over         120,481      7,797    6.47
--------------------------------------------------------------------------------
  Total interest-bearing deposits(2)           11,574,250    502,628    4.34
Demand deposits                                 2,250,569
--------------------------------------------------------------------------------
  Total deposits                               13,824,819
Short-term borrowings(2)                        1,253,645     42,012    3.35
Long-term debt(2)                                 308,491     27,034    8.76
Liability on acceptances                           20,991
Other liabilities                                 245,463
--------------------------------------------------------------------------------
  Total liabilities                            15,653,409
--------------------------------------------------------------------------------
Preferred stock                                   45,000
Common shareholders' equity                     1,211,781
--------------------------------------------------------------------------------
  Total shareholders' equity                    1,256,781
--------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity                       16,910,190
                                               ==========

Total interest-bearing liabilities             13,136,386    571,674    4.35
Other sources-net                               2,149,176
--------------------------------------------------------------------------------
Total Sources of Funds                         15,285,562    571,674    3.74
                                               ==========    =======    ====

Net Interest Spread                                                     3.82
Net Interest Income/Margin                                   677,964    4.44
================================================================================

(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative

(2) Indicates earning asset or interest-bearing liability. $14.8 million in 1993 and $17.9 million in 1992.

(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis. minimum tax and nondeductible interest expense.

(4) The tax-equivalent adjustment to net interest income was $9.9 million in 1996, $11.3 million in 1995, $12.2 million in 1994, $14.8 million in
    1993 and $17.9 milion in 1992.

Selected Ratios And Other Data
Crestar Financial Corporation And Subsidiaries

Ratios                                                       1996          1995          1994           1993          1992
Net interest margin(1)                                       4.44%         4.44%         4.47%          4.47%         4.44%
Noninterest expense to:
  Net interest income(1) and noninterest income             64.61         62.75         64.94          65.56         68.78
  Average assets                                             3.63          3.53          3.62           3.66          3.80
Net Income to net interest and noninterest income           18.15         18.97         20.17          18.31         12.80
Average earning assets to average total assets              91.34         91.03         91.20          90.63         90.39
Net Income to:
  Average earning assets                                     1.11          1.16          1.22           1.11           .77
  Average assets                                             1.01          1.06          1.11           1.01           .69
  Average total equity                                      12.28         12.58         13.78          12.18          9.33
Income applicable to common shares to average
  common equity                                             12.28         12.58         13.78          12.39          9.47
Average total equity to:
  Average loans                                              7.67          7.97          7.56           6.75          7.92
  Average assets                                             8.23          8.40          8.06           8.28          7.43
Dividend payout ratio:
  On common stock                                           60.93         40.31         35.68          33.90         38.42
  On common and preferred stock                             60.93         40.31         35.68          34.72         39.72
Equity formation rate                                        4.80          7.51          8.86           7.95          5.62
Long-term debt at year end to:
  Total equity at year end                                  37.05         37.60         44.65          40.00         24.16
  Total equity and long-term debt at year end               27.03         27.32         30.87          28.57         19.46
Net charge-offs to:
  Average total loans                                         .74           .48           .35            .75          1.30
  Provision for loan losses                                104.87         98.63        114.24         118.23        107.28
Allowance for loan losses to year-end loans                  1.91          1.96          2.01           2.39          2.55
Nonperforming assets to year-end loans and
  foreclosed properties - net(2)                              .77           .92          1.15           1.66          3.27
Net charge-offs earnings coverage                            4.17x         6.38x         8.77x          4.38x         2.11x
Average equity leverage                                     12.15         11.90         12.41          12.08         13.46
===============================================================================================================================
Other data
Cash dividends paid per common share(3)                  $   1.01      $    .88      $    .77       $    .57      $    .40
Number of average primary shares (000s)                   112,037       112,432       111,643        110,836       101,885
Market price of common stock:
  High                                                   $     37 3/4  $     30 1/2  $    27 7/8    $     23 1/4  $     19 7/8
  Low                                                          26 1/4        18 1/2       18              17 1/2         8 5/8
  Last                                                         37 1/4        29 5/8       18 7/8          21            19 1/2
At year end:
  Book value per common share                               16.20         16.12         14.57          13.72         12.48
  Fully diluted price/earnings multiple                     19.14x        15.43x         9.78x         13.13x        17.41x
  Dividend yield on common stock(3)                          2.72%         2.97%         4.08%          2.71%         2.05%
  Number of common shareholders of record                  21,771        21,047        20,004         20,091        19,492
  Number of banking offices                                   508           480           483            446           443
  Number of employees                                       9,199         8,944         9,657          9,126         8,611
  Full-time equivalent employees                            8,720         8,487         9,212          8,803         8,356
===============================================================================================================================

(1) Tax-equivalent basis

(2) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming

(3) Dividends paid per common share represent historical dividends per common share paid by Crestar Financial Corporation; dividend yield on common stock is based on cash dividends paid during year

General Information
Crestar Financial Corporation And Subsidiaries


Corporate Headquarters
Crestar Center
919 East Main Street, P.O. Box 26665
Richmond, Virginia 23261-6665
(804)782-5000 TELEX: 827420

Annual Meeting
The 1997 Annual Meeting of Shareholders will be held at 10:00 a.m. on Friday, April 25, 1997 in our Corporate Headquarters auditorium.

Common Stock
Crestar's common stock is traded on the New York
Stock Exchange where our symbol is CF. Dividends are customarily paid on the 21st of February, May, August and November.

Quarterly Common Stock
Prices And Dividends
The high, low and last price of Crestar's common stock for each quarter of 1996 and 1995 and the dividends paid per share are shown below.

                   Market Price          Dividends
Quarter         ------------------------
Ended             High      Low     Last      Paid
1996
March 31        $29 7/8   $26 1/2   $28 3/4   $.225
June 30          29 1/4    26 5/8    26 5/8    .260
September 30     30 3/4    26 1/4    29 1/2    .260
December 31      37 3/4    29        37 1/4    .260
---------------------------------------------------
1995
March 31        $22 1/8   $18 1/2   $22      $.200
June 30          24 3/4    21 5/8    24 1/2   .225
September 30     29 1/4    23 7/8    28       .225
December 31      30 1/2    27 1/2    29 5/8   .225
===================================================

All data has been restated to reflect the two-for-one stock split distributed January 24, 1997. In December 1996, an increased dividend of $.27 per share was declared, payable on February
21, 1997.

Financial Information
To obtain  financial information on Crestar, contact
Eugene S. Putnam,  Jr., Senior Vice President-Investor
Relations and Corporate Finance, at the Corporate
Headquarters, (804)782-5619.

Corporate Publications
Crestar's  Annual Report and Form 10-K, Quarterly
Reports and other corporate publications are available on request by writing or calling our Investor Relations
Department at the Corporate Headquarters,
(804)782-7152.  The Securities and Exchange
Commission (SEC) maintains a web site which contains reports, proxy and information statements pertaining to registrants which file electronically with the SEC, including Crestar. The SEC's web site address is http://www.sec.gov.

Shareholder Information
In you have questions about a specific stock owner-ship account, write or call our Investor Relations
Department at the Corporate Headquarters,
(804)782-7933.

Dividend Reinvestment
And Stock Purchase Plan
Common shareholders receive a 5% discount from market price when they reinvest their Crestar dividends in additional shares. Shareholders partici-pating in the Plan can also make optional cash purchases of common stock at market price and pay no brokerage commissions. To obtain our Plan prospectus and enrollment card, write or call our Investor Relations Department at the Corporate
Headquarters, (804)782-7933.

Cash Dividend Direct Deposit
Shareholders may elect to have their Crestar dividends directly deposited to a checking, savings or money market account. This service provides a convenient and safe method of receiving dividends and is offered at no cost to shareholders. To obtain additional information and an enrollment form, write or call our Investor Relations Department at the Corporate
Headquarters, (804)782-7933.


[RECYCLED LOGO] This annual report is printed on recycled paper.


                                    EXHIBITS

The following exhibits are filed with this form or are incorporated by reference in response to Item 14(c). Those exhibits not included herein are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

 2(a) Agreement and Plan of Reorganization among Crestar Financial Corporation, CDM Acquisition Subsidiary, Inc., Crestar Bank DC, Citizens Bancorp, and Citizens Bank of Maryland dated September 15, 1996 (filed as Annex 1 to Registrant's Form S-4, Registration Statement No. 333- 13871, and incorporated by reference herein).

 2(b) Agreement and Plan of Merger By and Between Crestar Financial Corporation and Loyola Capital Corporation dated May 16, 1995 (filed as Annex 1 to Registrant's Form S-4, Registration Statement No. 33-60637, and incorporated by reference herein).

 3(a) Restated Articles of Incorporation as amended through December 20, 1996 (filed herewith).

 3(b)  Bylaws as amended through December 20, 1996 (filed herewith).

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

 4(c) First Supplemental Indenture dated as of March 1, 1986 covering $50,000,000 of 8 5/8% Subordinated Notes due 1998 (filed as Exhibit 4(b) to Registration Statement No. 33-4332 and incorporated by reference herein).

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

10(g) Severance Agreement between the Corporation and Richard G. Tilghman dated February 23, 1996 (filed as Exhibit 10(g) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(h) Severance Agreement between the Corporation and James M. Wells III dated February 23, 1996 ((filed as Exhibit 10(h) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(i) Severance Agreement between the Corporation and O. H. Parrish, Jr. dated February 23, 1996 (filed as Exhibit 10(i) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(j) Severance Agreement between the Corporation and William C. Harris dated February 23, 1996 ((filed as Exhibit 10(j) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(k) Severance Agreement between the Corporation and C. Garland Hagen dated February 23, 1996 (filed as Exhibit 10(k) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(l) Severance Agreement between the Corporation and Richard C. Katchuk dated February 23, 1996 (filed herewith).

10(m) Crestar Financial Corporation Executive Severance Plan, as amended and restated effective February 23, 1996 (filed as Exhibit 10(l) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(n) Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(k) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(o) Amendments (effective December 18, 1992) to Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(m) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(p) United Virginia Bankshares Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(m) to Registrant's 1988 Form 10-K and incorporated by reference herein).

10(q) Amendment (effective 1/1/87) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as
       Exhibit 10(p) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(r) Amendments (effective 1/1/87 and 1/1/88) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(q) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(s) Amendment (effective 1/1/94) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations (filed as Exhibit 10(r) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(t) Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as
       Exhibit 10(n) to Registrant's 1988 10-K and incorporated by reference herein).

10(u) Amendments (effective April 24, 1991) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as Exhibit 10(p) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(v) Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(n) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(w) Amendments (effective December 18, 1992) to Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(r) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(x) Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(p) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(y) Amendments (effective December 18, 1992) to Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(v) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(z) Crestar Financial Corporation Supplemental Benefit Plan (filed as Exhibit 10(q) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(aa) Amendments (effective December 18, 1992) to Crestar Financial Corporation
       Supplemental Benefit Plan (filed as Exhibit 10(x) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(ab) Deferred Compensation Plan for Selected Employees of United Virginia
       Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(r) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(ac) Amendment (effective January 1, 1987) to Deferred Compensation Plan for
       Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(z) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(ad) Amendments (effective 1/1/87 and 1/1/88) to Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(ac) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(ae) Amendment (effective 1/1/94) to Deferred Compensation Plan for Selected
       Employees of Crestar Financial Corporation and Affiliated Corporations (filed as Exhibit 10(ac) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(af) Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit
       10(s) to Registrant's 1991 Form 10-K and incorporated by reference herein).

10(ag) Amendments (effective December 18, 1992) to Crestar Financial Corporation
       Premium Assurance Plan (filed as Exhibit 10(ab) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(ah) Crestar Financial Corporation 1993 Stock Incentive Plan (filed as Exhibit
       10(ad) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(ai) Amendments (effective October 27, 1995) to Crestar Financial Corporation
       1993 Stock Incentive Plan (filed as Exhibit 10(ah) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(aj) Amendments (effective December 20, 1996) to the Crestar Financial
       Corporation Supplemental Executive Retirement Plan and to the Crestar Financial Corporation 1993 Stock Incentive Plan (filed herewith).

10(ak) Crestar Financial Corporation Directors' Stock Compensation Plan (filed as Exhibit 10(ae) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(al) Crestar Financial Corporation Temporary Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(af) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(am) Crestar Financial Corporation Permanent Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(ag) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(an) Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995 (filed as Exhibit 10(al) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(ao) Crestar Financial Corporation Directors' Equity Program, effective
       January 1, 1996 (filed herewith).

10(ap) Amendment (effective December 20, 1996) to Crestar Financial Corporation
       Directors' Equity Program (filed herewith).

10(aq) Crestar Financial Corporation Crestar/Citizens Stock Option Plan (filed herewith).

10(ar) Citizens Bank of Maryland Unfunded Compensation Master Plan (filed herewith).

10(as) Employment and Severance Agreement between the Corporation (as successor to Citizens Bancorp) and Jeffrey R. Springer dated September 23, 1987 with Amendment No. 1 dated October 18, 1989, Amendment No. 2 dated December 15, 1993 and Correction to Amendment No. 2 dated June 19, 1996 (filed herewith).

21     Subsidiaries (filed herewith).

23(a)  Consent of KPMG Peat Marwick LLP (filed herewith).

23(b)  Consent of Deloitte & Touche LLP (filed herewith).

99(a) Independent Auditor's Report for Consolidated Financial Statements of Citizens Bancorp and Subsidiaries, dated January 16, 1997 (filed herewith).

99(b) Crestar Bank, Consolidated Reports of Condition and Income for A Bank With Domestic and Foreign Offices, Federal Financial Institutions Examination Council Report 031 (FFEIC 031), as of December 31, 1996 (filed herewith).

Note: All Item 10 documents represent Executive Compensation Plans or Arrangements, or Amendments thereto.