Form 10-Q
period 1997-03-31
CRESTAR FINANCIAL CORP
filed 1997-05-15
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                    Form 10-Q



                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997

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

Yes     X   .    No          .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at April 30, 1997

  Common Stock, $5 par value                     110,330,098

                 Crestar Financial Corporation And Subsidiaries

                                    Form 10-Q

                      For The Quarter Ended March 31, 1997



Part I.   Financial Information

          Item 1.   Financial Statements:

                                                                                                      Page

                    Consolidated Balance Sheets...........................................................

                    Consolidated Statements Of Income.....................................................

                    Consolidated Statements Of Cash Flows.................................................

                    Consolidated Statements Of Changes In Shareholders' Equity............................

                    Notes To Consolidated Financial Statements............................................

          Item 2.   Management's Discussion And Analysis Of Financial Condition And
                    Results Of Operations:

                    Financial Commentary..................................................................


Part II.  Other Information

          Item 6.   Exhibits And Reports On Form 8-K:

                    During the first quarter of 1997, Crestar filed a Form 8-K dated January 14, 1997, amended by Form 8-K/A dated March 14, 1997, relating to the consummation on December 31, 1996 of the pooling of interests business combination with Citizens Bancorp. The filing included financial statements and applicable pro forma financial information pertaining to the business combination.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries


Dollars in thousands, except share data
                                                                            March 31,          December 31,
Assets                                                                 1997           1996            1996
Cash and due from banks                                           $ 938,417      $ 903,783     $ 1,105,036
Securities held to maturity (note 2)                                818,199      1,046,027         967,510
Securities available for sale (note 3)                            3,918,514      4,000,411       4,318,349
Money market investments (note 4)                                   578,664        366,738         745,672
Mortgage loans held for sale                                        543,177        758,848         658,838
Loans (note 5):
    Business Loans:
        Commercial                                                4,021,873      3,717,594       4,002,574
        Real estate - income property                             1,267,867      1,250,535       1,242,097
        Real estate - construction                                  328,856        392,732         314,016
    Consumer Loans:
        Instalment                                                4,092,264      3,684,277       4,060,174
        Bank card                                                 1,259,193      1,598,375       1,422,934
        Real estate - mortgage                                    3,244,002      3,127,768       3,007,910
--------------------------------------------------------------------------------------------------------------------
           Total Loans                                           14,214,055     13,771,281      14,049,705
        Less: Allowance for loan losses (note 6)                   (268,870)      (273,957)       (268,868)
--------------------------------------------------------------------------------------------------------------------
           Loans - net                                           13,945,185     13,497,324      13,780,837
--------------------------------------------------------------------------------------------------------------------
Premises and equipment - net                                        440,667        410,778         435,316
Customers' liability on acceptances                                   3,889         20,963           3,186
Intangible assets - net                                             176,366        182,736         180,420
Foreclosed properties - net (notes 5 and 7)                          25,140         39,761          27,515
Other assets                                                        594,514        737,606         639,262
--------------------------------------------------------------------------------------------------------------------
       Total Assets                                             $21,982,732    $21,964,975     $22,861,941
====================================================================================================================
Liabilities
Demand deposits                                                 $ 3,256,506    $ 3,105,290     $ 3,352,921
Interest-bearing demand deposits                                  5,924,437      5,899,733       5,913,373
Regular savings deposits                                          1,597,757      1,736,130       1,620,925
Domestic time deposits                                            4,354,406      5,187,643       4,643,409
Certificates of deposit $100,000 and over                           682,318        142,792         140,582
--------------------------------------------------------------------------------------------------------------------
    Total deposits                                               15,815,424     16,071,588      15,671,210
Short-term borrowings (note 8)                                    3,002,574      2,752,676       4,116,051
Liability on acceptances                                              3,889         20,963           3,186
Other liabilities                                                   492,902        635,744         432,648
Long-term debt (note 9)                                             850,596        704,045         859,336
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                           20,165,385     20,185,016      21,082,431
--------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 200,000,000 shares
   at March 31, 1997 and December 31, 1996; 100,000,000 at
   March 31, 1996;outstanding 110,299,785 and 55,575,728 at
   March 31, 1997 and 1996,  respectively; 109,869,886 at
   December 31, 1996                                                551,499        277,879         549,350
Capital surplus                                                     252,892        480,221         227,079
Retained earnings                                                 1,070,523      1,044,085       1,024,365
Net unrealized loss on securities available for sale                (57,567)       (22,226)        (21,284)
--------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                   1,817,347      1,779,959       1,779,510
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities And Shareholders' Equity                 $21,982,732    $21,964,975     $22,861,941
====================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries


In thousands, except per share data                                           Three Months Ended March 31,

Income From Earning Assets                                                              1997          1996
Interest and fees on loans                                                          $295,546      $296,616
Interest on taxable securities held to maturity                                       12,035        14,188
Interest on tax-exempt securities held to maturity                                     1,057         1,383
Interest and dividends on securities available for sale                               63,849        56,505
Income on money market investments                                                     4,664         2,840
Interest on mortgage loans held for sale                                              11,640        14,294
--------------------------------------------------------------------------------------------------------------------
  Total income from earning assets                                                   388,791       385,826
--------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits                                                      41,814        43,725
Regular savings deposits                                                               9,964        11,402
Domestic time deposits                                                                55,063        70,411
Certificates of deposit $100,000 and over                                              6,878         1,449
--------------------------------------------------------------------------------------------------------------------
  Total interest on deposits                                                         113,719       126,987
Short-term borrowings                                                                 39,797        34,455
Long-term debt (note 9)                                                               15,615        12,731
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             169,131       174,173
--------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                  219,660       211,653
Provision for loan losses (note 6)                                                    29,698        22,230
--------------------------------------------------------------------------------------------------------------------
Net Credit Income                                                                    189,962       189,423
--------------------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts                                                   30,163        26,635
Trust and investment advisory income                                                  17,453        15,892
Bank card-related income                                                              12,648        11,825
Other income                                                                          39,139        30,826
Securities gains                                                                       4,064         2,373
--------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                           103,467        87,551
--------------------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                                                    293,429       276,974
--------------------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                                                                     99,342        95,775
Occupancy expense - net                                                               16,158        16,124
Equipment expense                                                                      9,819         9,482
Other expense                                                                         54,686        53,737
--------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                          180,005       175,118
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                           113,424       101,856
Income tax expense (note 10)                                                          41,644        36,745
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 71,780      $ 65,111
====================================================================================================================
Earnings Per Share
Primary                                                                             $    .64      $    .58
Fully diluted                                                                            .64           .58
====================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries



In thousands                                                                  Three Months Ended March 31,

                                                                                      1997            1996
Operating       Net Income                                                        $ 71,780        $ 65,111
Activities      Adjustments to reconcile net income to net cash provided (used)
                  by operating activities:
                    Provisions for loan losses, foreclosed properties and
                      other losses                                                  29,698          20,392
                    Depreciation and amortization of premises and equipment         10,896          11,470
                    Securities gains                                                (4,064)         (2,373)
                    Amortization of intangible assets                                4,227           4,171
                    Deferred income tax expense (benefit)                           (1,408)          2,160
                    Gain on sales of mortgage servicing rights                      (6,450)         (4,000)
                    Loss (gain) on sale and disposal of branches
                       and other properties                                         (5,807)            354
                    Net increase in trading account                                  6,282           3,368
                    Origination and purchase of loans held for sale               (784,068)       (922,033)
                    Proceeds from sales of loans held for sale                     899,729         840,121
                    Net decrease (increase) in accrued interest receivable,
                      prepaid expenses and other assets                             56,081         (34,179)
                    Net increase (decrease) in accrued interest payable, accrued
                      expenses and other liabilities                                22,624        (404,956)
                    Other, net                                                        (169)          2,042
--------------------------------------------------------------------------------------------------------------------
                    Net cash provided (used) by operating activities               299,351        (418,352)
--------------------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities held
Activities        to maturity                                                      154,961          74,266
                Proceeds from maturities and calls of securities available
                  for sale                                                         106,655         204,914
                Proceeds from sales of securities available for sale             1,496,848       1,513,238
                Purchases of securities held to maturity                            (3,679)        (15,845)
                Purchases of securities available for sale                      (1,149,597)     (1,769,062)
                Net decrease in money market investments                           160,726         146,162
                Principal collected on non-bank subsidiary loans                    50,193           5,409
                Loans originated by non-bank subsidiaries                          (51,362)        (41,037)
                Net decrease (increase) in other loans                            (220,587)        274,459
                Purchases of premises and equipment                                (17,051)        (13,363)
                Proceeds from sales of foreclosed properties                         4,872           4,123
                Proceeds from sales of mortgage servicing rights                    12,659           8,447
                Proceeds from sales of premises and equipment                        6,625           2,827
                Other, net                                                          (3,467)        (10,807)
--------------------------------------------------------------------------------------------------------------------
                    Net cash provided by investing activities                      547,796         383,731
--------------------------------------------------------------------------------------------------------------------
Financing       Net decrease in demand, interest-bearing demand and
Activities        regular savings deposits                                        (108,519)       (175,430)
                Net increase (decrease) in certificates of deposit                 252,733         (45,890)
                Net increase in short-term borrowings                           (1,113,477)        (65,245)
                Principal payments on long-term debt                                (8,764)        (20,562)
                Cash dividends paid                                                (29,665)        (23,883)
                Common stock purchased and retired                                 (29,739)        (29,101)
                Proceeds from the issuance of common stock                          23,829          13,293
                Other, net                                                            (164)            (23)
--------------------------------------------------------------------------------------------------------------------
                    Net cash used by financing activities                       (1,013,766)       (346,841)
--------------------------------------------------------------------------------------------------------------------
Cash And        Decrease in cash and cash equivalents                             (166,619)       (381,462)
Cash            Cash and cash equivalents at beginning of year                   1,105,036       1,285,245
--------------------------------------------------------------------------------------------------------------------
Equivalents     Cash and cash equivalents at end of quarter                      $ 938,417       $ 903,783
====================================================================================================================

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries


In thousands, except per share data                   Shareholders' Equity        Shares of Common Stock

                                                           1997          1996          1997           1996
Balance, January 1                                   $1,779,510    $1,785,588   109,869,886     55,382,341
Net Income                                               71,780        65,111             -              -
Cash dividends declared on common stock                       -       (23,883)            -              -
Change in net unrealized gain or loss on securities
  available for sale                                    (36,282)      (35,454)            -              -
Common stock purchased and retired                      (29,739)      (29,101)     (823,566)      (510,000)
Cash paid in lieu of fractional shares                     (164)          (86)       (4,736)        (1,484)
Common stock issued:
  For dividend reinvestment plan                          5,958         4,811       169,730         92,500
  For thrift and profit sharing plan                      6,557         6,505       181,919        116,767
  For other stock compensation plans                      1,846           118        53,679          2,128
  Upon exercise of stock options (including tax benefit
    of $6,567 in 1997; $4,373 in 1996)                   17,881         6,350       852,873        493,476
--------------------------------------------------------------------------------------------------------------------
Balance, March 31                                    $1,817,347    $1,779,959   110,299,785     55,575,728
====================================================================================================================

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1) General
The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1996 Annual Report and Form 10-K.
   On December 31, 1996 Crestar Financial Corporation (Crestar) merged with Citizens Bancorp (Citizens), a Maryland bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the first quarter of 1996, have been restated to include the combined results of Crestar and Citizens. During the fourth quarter of 1996, Crestar recorded a $50.0 million (pre-tax) charge in connection with the December 31, 1996 merger with Citizens. The charge consisted of $11.3 million in severance and other personnel costs, $18.2 million for facilities consolidations and branch closures, professional fees of approximately $5.4 million, and $15.1 million related to cancellation of contractual obligations and other merger-related expenses. An additional $2.0 million in merger-related charges was accrued during the first quarter of 1997. Total cash payments of merger-related charges have totaled $23.0 million through March 31, 1997. The balance of accrued merger-related charges totaled $29.0 million as of March 31, 1997, the majority of which is expected to be disbursed within the remaining nine months of 1997.
   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $175,953,000 and $182,267,000 at March 31, 1997 and 1996,
respectively, and favorable lease rights of $413,000 and $469,000, respectively.
   Capitalized mortgage servicing rights of $44,191,000 and $30,574,000 at March 31, 1997 and 1996, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $3 million were capitalized during the first three months of 1997. At March 31, 1997 and 1996 mortgage servicing rights were net of a related valuation allowance of $305,000. The activity in such valuation allowance was not material to the consolidated financial statements for the three months ended March 31, 1997 and 1996. The fair value of capitalized mortgage servicing rights was approximately $77 million at March 31, 1997. Amortization of capitalized mortgage servicing rights was $2 million in the first three months of 1997.
   During the first quarter of 1997, Crestar capitalized interest of $486,000 associated with construction in progress.

(2)  Securities Held To Maturity
The amortized cost (carrying values) and estimated market values of securities held to maturity at March 31 follow:

--------------------------------------------------------------------------------------------------------------------
In thousands                                                    1997                        1996

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                     $208,155      $204,943      $ 210,308     $ 207,686
Mortgage-backed obligations of Federal agencies         546,421       542,480        737,561       733,511
Other taxable securities                                 13,075        13,052         13,309        13,357
States and political subdivisions                        50,548        50,809         84,849        85,865
--------------------------------------------------------------------------------------------------------------------
  Total securities held to maturity                    $818,199      $811,284     $1,046,027    $1,040,419
====================================================================================================================

(3)  Securities Available For Sale
The amortized cost and estimated market values (carrying values) of securities available for sale at March 31 follow:


--------------------------------------------------------------------------------------------------------------------
In thousands                                                   1997                        1996

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                    $ 616,634     $ 604,989      $ 597,664     $ 592,453
Mortgage-backed obligations of Federal agencies       2,587,259     2,515,503      2,638,408     2,612,122
Other taxable securities                                579,728       573,725        626,581       623,547
Common and preferred stocks                             223,857       224,297        172,164       172,289
--------------------------------------------------------------------------------------------------------------------
  Total securities available for sale                $4,007,478    $3,918,514     $4,034,817    $4,000,411
====================================================================================================================

At March 31, 1997, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge the probable market value decline in a rising interest rate environment. The interest rate caps, which have a notional balance of $1.55 billion, have a cost basis of $15.7 million and a market value of $15.1 million at March 31, 1997. The cost basis of the interest rate caps is being amortized as a reduction of interest income on securities available for sale.


(4)  Money Market Investments
Money market investments at March 31 included:

--------------------------------------------------------------------------------------------------------------------
In thousands                                                                            1997          1996
Federal funds sold                                                                  $301,590      $108,800
Securities purchased under agreements to resell                                      150,500       117,388
Time deposits                                                                        100,000       125,000
U.S. Treasury                                                                          6,034        10,562
Trading account securities                                                             1,281         3,771
Other                                                                                 19,259         1,217
--------------------------------------------------------------------------------------------------------------------
  Total money market investments                                                    $578,664      $366,738
====================================================================================================================

                                      8

(5)  Nonperforming Assets And Impaired Loans

Nonperforming assets at March 31 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more not shown below totaled $76.0 million and $67.0 million at March 31, 1997 and 1996, respectively.



--------------------------------------------------------------------------------------------------------------------
In thousands                                                                            1997          1996
Nonaccrual loans                                                                    $ 75,635      $ 82,445
Foreclosed properties - net                                                           25,140        39,761
--------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                                        $100,775      $122,206
====================================================================================================================

Transfers from nonperforming loans to foreclosed properties (non-cash additions) were $3.6 million in the first three months of 1996. There were no non-cash additions to foreclosed properties in the first three months of 1997. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and their allocated valuation allowances at March 31, 1997 and 1996 were $24.8 million with an allowance of $4.6 million and $31.6 million with an allowance of $5.1 million, respectively. All impaired loans had an allocated valuation allowance at March 31, 1997 and 1996. Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at March 31, 1997. The average recorded investment in impaired loans for the three months ended March 31, 1997 and 1996 was $27.3 million and $31.7 million, respectively. There was no material interest income recognized on impaired loans in the first three months of 1997 and 1996.


(6)  Allowance For Loan Losses
Transactions in the allowance for loan losses for the three months ended March 31 were:


--------------------------------------------------------------------------------------------------------------------
In thousands                                                                            Three Months

                                                                                        1997          1996
Beginning balance                                                                   $268,868      $274,430
--------------------------------------------------------------------------------------------------------------------
Charge-offs                                                                          (37,075)      (29,259)
Recoveries                                                                             7,379         6,944
--------------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                                    (29,696)      (22,315)
Provision for loan losses                                                             29,698        22,230
Allowance from acquisitions and other activity - net                                       -          (388)
--------------------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                                                  2          (473)
--------------------------------------------------------------------------------------------------------------------
Ending balance                                                                      $268,870      $273,957
====================================================================================================================


(7)  Allowance For Foreclosed Properties
Transactions in the allowance for losses on foreclosed properties for the three months ended March 31 were:


--------------------------------------------------------------------------------------------------------------------
In thousands                                                                              Three Months

                                                                                        1997          1996
Beginning balance                                                                    $18,449       $13,574
--------------------------------------------------------------------------------------------------------------------
Provision for foreclosed properties                                                        -            62
Write-downs                                                                             (373)          (62)
Allowance from acquisitions - net                                                          -          (471)
--------------------------------------------------------------------------------------------------------------------
  Net decrease                                                                          (373)         (471)
--------------------------------------------------------------------------------------------------------------------
Ending balance                                                                       $18,076       $13,103
====================================================================================================================



(8)  Short-Term Borrowings
Short-term borrowings, exclusive of deposits, with maturities of less than one year at March 31 were:

--------------------------------------------------------------------------------------------------------------------
In thousands                                                                         1997             1996
Federal funds purchased                                                        $1,564,130       $1,729,063
Securities sold under repurchase agreements                                       666,244          586,992
Federal Home Loan Bank borrowings                                                 525,000          249,000
Notes payable                                                                     228,297          185,643
Other                                                                              18,903            1,978
--------------------------------------------------------------------------------------------------------------------
  Total short-term borrowings                                                  $3,002,574       $2,752,676
====================================================================================================================

The Corporation paid $143,051,000 and $158,823,000 in interest on deposits and short-term borrowings in the first three months of 1997 and 1996, respectively.

(9)  Long-Term Debt
Long-term debt at March 31 included:

--------------------------------------------------------------------------------------------------------------------
In thousands                                                                         1997             1996
43/8-73/8% Federal Home Loan Bank obligations payable through 2015               $302,513         $351,569
83/4% Subordinated notes due 2004                                                 149,703          149,664
81/4% Subordinated notes due 2002                                                 125,000          125,000
85/8% Subordinated notes due 1998                                                  49,989           49,979
77/8-111/4% Collateralized mortgage obligation bonds maturing through 2019         14,042           17,569
7-81/4% Mortgage indebtedness maturing through 2009                                 8,372            9,177
85/8-143/8% Capital lease obligations maturing through 2006                           977            1,087
Crestar Capital Trust I preferred stock                                           200,000                -
--------------------------------------------------------------------------------------------------------------------
  Total long-term debt                                                           $850,596         $704,045
====================================================================================================================

The Corporation paid $13,945,000 and $11,835,000 in interest on long-term debt in the first three months of 1997 and 1996, respectively. There were no new capital lease agreements in the first quarter of 1997.
   Crestar Capital Trust I (the Trust) is a wholly-owned special purpose finance subsidiary of the Parent Company, Crestar Financial Corporation (Crestar), operating in the form of a grantor trust. The trust was created solely to issue capital securities and remit the proceeds to Crestar. Crestar is the sole owner of the common stock securities of the Trust. On December 31, 1996, the Trust issued 200,000 shares of Preferred Stock capital securities (Trust Preferred Stock) with a stated value of $1,000 per share, and a fixed dividend yield of 8.16% of the stated value. The stated value of the Trust Preferred Stock is unconditionally guaranteed on a subordinated basis by Crestar. The securities have a mandatory redemption date of December 15, 2026, and are subject to varying call provisions at the option of Crestar beginning in December 2006. Shares of the Trust Preferred Stock are capital securities which are distinct from the common stock or preferred stock of Crestar, and the dividends thereon are tax-deductible. Dividends accrued for payment by the Trust are classified as interest expense on long-term debt in the consolidated income statement of Crestar.
                                  10

(10)  Income Taxes
The current and deferred components of income tax expense allocated to continuing operations for the three months ended March 31 in the accompanying consolidated statements of income were:

--------------------------------------------------------------------------------------------------------------------
In thousands                                                                             Three Months

                                                                                        1997          1996
Current:
  Federal                                                                            $39,582       $32,695
  State and local                                                                      3,470         1,890
--------------------------------------------------------------------------------------------------------------------
    Total current tax expense                                                         43,052        34,585
--------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                                             (1,132)        1,841
  State and local                                                                       (276)          319
--------------------------------------------------------------------------------------------------------------------
    Total deferred tax expense (benefit)                                              (1,408)        2,160
--------------------------------------------------------------------------------------------------------------------
Total income tax expense                                                             $41,644       $36,745
====================================================================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months ended March 31 were:


--------------------------------------------------------------------------------------------------------------------
In thousands                                                                      Three Months

                                                                            1997                 1996

                                                                         Amount      %       Amount      %
Income before income taxes                                             $113,424            $101,856
--------------------------------------------------------------------------------------------------------------------
Tax expense at statutory rate                                            39,698   35.0       35,650   35.0
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Tax-exempt interest and dividends                                      (1,702)  (1.5)      (1,827)  (1.8)
  Nondeductible interest expense                                            429     .4          212     .2
  Amortization of goodwill                                                1,045     .9        1,046    1.0
  State income taxes                                                      2,076    1.8        1,436    1.5
  Other - net                                                                98     .1          228     .2
--------------------------------------------------------------------------------------------------------------------
    Total increase in taxes                                               1,946    1.7        1,095    1.1
--------------------------------------------------------------------------------------------------------------------
Total income tax expense                                                $41,644   36.7     $ 36,745   36.1
====================================================================================================================

The Corporation made income tax payments of $6,618,000 and $7,638,000 during the first three months of 1997 and 1996, respectively. At March 31, 1997, the Corporation had a net deferred income tax asset of $130,423,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.


(11)  Commitments And Contingencies
In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, swaps and forward contracts. These instruments involve varying degrees of credit and interest rate risk in excess of the amounts recorded in the consolidated balance sheets.
   Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Similar to direct lending, these commitments are subject to the Corporation's loan approval and review procedures and policies. Based upon management's review, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, securities, real estate and inventory. Crestar receives a commitment fee for entering into such agreements. Legally binding, unfunded commitments to extend credit were $9.7 billion and $8.0 billion at March 31, 1997 and 1996, respectively.

   Standby letters of credit, which are conditional commitments to extend credit, guarantee the performance of customers to a third party. Crestar's outstanding standby letters of credit were $409 million at March 31, 1997.
   Recourse obligations on mortgage loans serviced of $1.5 billion at March 31, 1997 included $728 million which was insured by agencies of the Federal government or private insurance companies. Recourse obligations also included $113 million of contractual recourse liability accepted by Crestar on mortgage loan sales to Federal agencies and $139.0 million on certain mortgage loan sales to private investors. Crestar maintained an allowance of $309,000 at March 31, 1997 based on estimates of future losses on this contractual recourse liability.
   For interest rate risk management purposes at March 31, 1997, Crestar was using interest rate (fixed receive) swaps with notional balances of $750 million and $250 million to convert floating rate commercial and instalment loans, respectively, to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.55 billion and $200 million to hedge the market value of fixed rate securities available for sale and real estate income property loans, respectively, and $485 million to minimize interest rate risk associated with rising rates on floating rate money market deposits. Crestar was using interest rate floors with notional balances of $1 billion and $250 million to hedge the fair value of fixed rate domestic time deposits and the prepayment risk associated with fixed real estate mortgage loans, respectively. The carrying value and net unrealized loss on these swaps, caps and floors were $32.6 million and $19.4 million at March 31, 1997. Crestar also serves as a financial intermediary in interest rate swap, cap and collar agreements, providing interest rate risk management services to customers. As a financial intermediary, Crestar had $107.2 million in offsetting swap, $33.9 million in offsetting cap and $10 million in offsetting collar agreements at March 31, 1997.
   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost of approximately $32.3 million, less collateral held of approximately $8 million, plus an amount for prospective market movement. Three counterparties constituted 13% each and one counterparty 11% of the estimated credit and market exposure of $77.9 million at March 31, 1997.
   Crestar also had forward agreements outstanding at March 31, 1997, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded. The net unrealized gain on such forward agreements was $8.5 million at March 31, 1997.
   In November 1996, a purported class action lawsuit was brought against Crestar Mortgage Corporation (CMC), an affiliated subsidiary of the Corporation, alleging that compensation paid to mortgage brokers in the form of "yield spread premium" violates the Real Estate Settlement Procedures Act (RESPA) prohibition on referral fees. The suit is similar to a number of other suits pending nationwide against mortgage lenders. The suit seeks three times the amount of all settlement charges paid by CMC to mortgage brokers for settlement services on mortgage loans closed since November 12, 1995, plus interest, court costs, attorney fees and other litigation expenses. Although the potential for liability is open-ended because of the ongoing nature of the suit, CMC estimates that yield spread premiums paid to mortgage brokers in the one year period prior to the filing of the suit totaled between $14 million and $17 million, an amount that could be trebled under RESPA. Management believes, however, that its industry-accepted method of compensating mortgage brokers is entirely legal and is vigorously contesting all aspects of the suit. Management, in consultation with legal counsel, is of the opinion that there is no other pending or threatened litigation that could, individually or in the aggregate, have a material impact on the Corporation's financial condition or financial statements beyond liabilities established for this purpose.

Financial Commentary
Crestar Financial Corporation And Subsidiaries

Overview
(Tables 1, 2 and 12)
Crestar Financial Corporation (Crestar) reported net income of $71.8 million for the quarter ended March 31, 1997, an increase of $6.7 million or 10% over net income reported in the first quarter of 1996. These increases reflect the positive effects of improved net interest margins, growth in earning assets and noninterest income, and management of controllable expenses. Earnings per share were $.64 for the first quarter of 1997, compared to $.58 in 1996. The predominant items affecting the change in earnings per share are given in Table
2. Each item is net of applicable federal income taxes. On December 31, 1996 Crestar merged with Citizens Bancorp (Citizens), a Maryland bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the first quarter and fourth quarter of 1996, have been restated to include the combined results of both Crestar and Citizens. Crestar's net income for the fourth quarter of 1996 was reduced by $32.5 million in one-time after-tax merger expenses associated with the merger with Citizens. Excluding the non-recurring charges, net income for the fourth quarter of 1996 was $70.7 million, or $.63 per fully diluted share. During the first quarter of 1997, the former banking subsidiaries of Citizens Bancorp (Citizens Bank of Maryland and Citizens Bank of Washington, N.A.) were merged into Crestar Bank.
   In December 1996, Crestar's Board of Directors declared a two-for-one stock split, in the form of a common stock dividend. The two-for-one split was distributed on January 24, 1997. For all periods presented in these financial statements, average shares outstanding and per common share data have been adjusted to reflect the common stock split.
   Crestar's subsidiaries provide banking and non-banking services throughout Virginia, Maryland and Washington, D.C., which compose Crestar's primary market area. This market is characterized as economically diverse. Crestar's market area is also characterized by active competition in all principal areas where the Corporation provides services. In addition to banks, other firms competing in the market area include savings associations, consumer finance companies, national credit card companies, securities brokerage firms, insurance companies, credit unions and mortgage banking companies.

Profitability Measures And Capital Resources
(Table 1)
Crestar's increased earnings in the first quarter of 1997 resulted in improvements in key profitability measures when compared to the same period of 1996. Return on average assets was 1.33% in the first three months of 1997, up from the 1.22% reported for the first three months of 1996. Return on average equity was 16.06% for the quarter ended March 31, 1997, compared to 14.66% for the first quarter of 1996.
   Average equity to assets was 8.26% for the first quarter of 1997, compared to 8.35% for the first quarter of 1996. Period-end equity to assets of 8.27% at March 31, 1997 reflected an increase from the March 31, 1996 ratio of 8.10%. Total assets were relatively unchanged from March 31, 1996 to March 31, 1997; growth in period-end stockholders' equity was 2% during this period.
   Risk-based capital ratios are another measure of capital adequacy. At March 31, 1997, Crestar's consolidated risk-adjusted capital ratios were 10.7% for Tier 1 and 13.5% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 8.8% at March 31, 1997 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less all intangibles divided by total assets less all intangibles, was 7.5% at March 31, 1997. Under Federal Deposit Insurance Corporation (FDIC) rules, Crestar's sole subsidiary bank (Crestar Bank) was considered "well-capitalized" as of March 31, 1997, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.
   Crestar has filed shelf registration statements with the Securities and Exchange Commission pertaining to the possible future issuance of securities. Under currently effective registration statements, Crestar may issue in the future approximately $300 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

Net Interest Margin And Net Interest Income
(Tables 3 and 13)
Crestar's net interest margin for the first quarter of 1997 was 4.51%, an improvement of 9 basis points from the margin recorded in the first quarter of 1996. The improvement was attributable to favorable changes in interest rates impacting the Corporation's earning assets and funding sources. These favorable changes offset the impact of unfavorable changes in the composition of earning assets and funding sources, and the effect of off-balance sheet hedges on the Corporation's net interest margin. The net interest margin in the fourth quarter of 1996 was 4.47%.
   The yield on average total loans during the first three months of 1997 decreased 3 basis points from the first quarter of 1996, to 8.66%, as higher yields obtained on bank card and consumer real estate - mortgage loans were offset by declines in average yields earned on the business and consumer instalment loan portfolios. While yields on securities held to maturity exhibited a 1 basis point increase in yield, the yield on the larger securities available for sale portfolio decreased 12 basis points in the first quarter of the current year, compared to first quarter 1996 results. During the same time period, yields on money market investments experienced declines in average rates earned, reflecting lower federal funds rates and short-term investment rates for the current year period. Yields on mortgage loans held for sale, however, were up 79 basis points for the first quarter of 1997 versus the same period of 1996. The average rate earned on total earning assets was down 6 basis points, to 7.98% in the first quarter of 1997, in comparison to first quarter 1996 results.
   Also reflecting an overall lower interest rate environment, the average rate paid on total interest-bearing liabilities decreased by 13 basis points during this period. Average rate decreases were experienced in all categories of savings and time deposits, with the exception of certificates of deposit $100,000 and over. The largest decrease came in domestic time deposits, where average rates fell from 5.45% in the first quarter of 1996 to 4.99% in the first three months of 1997. Average rates paid on interest-bearing demand and regular savings deposit accounts fell 8 basis points and 15 basis points, respectively, from first quarter 1996 levels. Also reflecting a lower short-term rate environment, interest rates paid on short-term borrowings were 10 basis points lower during the first three months of 1997, versus the same period of 1996. Interest rates paid on long-term debt edged upward during the first quarter of 1997, in comparison to the same period of 1996, reflecting the December 1996 issuance of trust preferred debt securities by a subsidiary of the Corporation. Such securities have been included in long-term debt for purposes of balance sheet classification. Excluding the impact of derivative instruments utilized as hedges, the total change in the Corporation's interest rate spreads had a positive impact of 32 basis points on Crestar's first quarter 1997 net interest margin, when compared to the first quarter of 1996.
   Unfavorable changes in the earning asset mix decreased the first quarter 1997 net interest margin by approximately 19 basis points when compared to the first quarter of 1996. Within the loan portfolio, average balances of bank card loans fell by $299 million, or 18%, from average levels of the first quarter of 1996. Bank card loans, which have typically been Crestar's highest yielding earning asset category, have exhibited lower average balances, as marketing efforts directed to new accounts were curtailed from previous levels, in light of higher than desired delinquency statistics. Also, as lower promotional interest rates on selected bank card loans expired, some customers elect to pay-off or pay-down outstanding balances. Total business loans exhibited a 2% increase in average balances outstanding, due to growth in commercial loans. Real estate - construction and income property loan balances were down from the first quarter of 1996. Consumer instalment loans increased 12% in the first quarter of 1997, or $428 million, compared to first quarter 1996 average balances, reflecting strong marketing efforts. Consumer real estate - mortgage loans, which has historically been Crestar's lowest yielding loan category, decreased $142 million or 4% from first quarter 1996 to first quarter 1997. This reduction reflects efforts to re-balance the Corporation's loan portfolio, through selected sales of residential mortgage loans, during 1996.
   Average balances of total securities increased $365 million, or 8%, from first quarter 1996 to first quarter 1997. This growth came from increased average balances of securities classified as available for sale, which rose 15% from the first three months of 1996. Average balances of money market investments also increased during this time period, with average balances of $357 million for the first quarter of 1997 reflecting an increase of $150 million from the same period of 1996. Average balance of mortgage loans held for sale exhibited a decrease from the first quarter of 1996, due to lower mortgage loan origination volumes at the Corporation's mortgage banking subsidiary.

   Unfavorable changes in Crestar's funding sources resulted in a negative impact to the first quarter 1997 net interest margin of 2 basis points, in comparison to first quarter 1996 results. Average total deposits for the first quarter of 1997 decreased by $327 million, to $15.5 billion, a 2% decrease over first quarter 1996 average balances. Average balances of domestic time deposits, which are primarily composed of consumer certificates of deposit, decreased by $721 million or 14% from first quarter 1996 to first quarter 1997. Other deposit categories exhibiting lower average balances were interest-bearing demand deposits and regular savings deposits, which decreased 1% and 7%, respectively, from the first quarter of 1996. Average balances of certificates of deposits $100,000 and over increased by $407 million during the same time period, and represented 3% of average total deposits during the first quarter of 1997. Demand deposits, a noninterest bearing source of funds, exhibited an increase in average balances of $153 million, or 5%, during the first quarter of 1997, in comparison to the same period of 1996.
   Total off-balance sheet interest rate hedges had a negative impact on net interest income of $1.0 million during the first quarter of 1997, which was composed of a $660 thousand decrease in interest income and a $380 thousand increase in interest expense, based on the underlying asset or liability being hedged. The negative impact on the first quarter 1997 net interest margin equated to 2 basis points. In the first quarter of 1996, the comparable impact of hedging activity was an increase to Crestar's total interest income of approximately $700 thousand and an immaterial increase to interest expense, resulting in a positive impact of 1 basis point to that quarter's net interest margin. On a comparative basis, derivative instruments utilized as hedges contributed to a 3 basis point decrease to Crestar's net interest margin in the first quarter of 1997, compared to the first quarter of 1996.
   Lower levels of average nonperforming assets during the first quarter of 1997, versus the same period of 1996, contributed to a 1 basis point improvement in Crestar's net interest margin during this period.
   The extent to which Crestar will be able to maintain its current net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits. Competition among financial institutions, in addition to acquisition strategies, may lead to further pressures on the Corporation's net interest margin in future periods.
   As a result of the increase in the net interest margin and a 2% increase in average earning assets, net interest income for the first quarter of 1997 increased 4% over the first quarter of 1996. Tax-equivalent net interest income similarly increased by 4% during this period.

Risk Exposures And Credit Quality
(Tables 4 and 5)
The allowance for loan losses was $269 million at March 31, 1997, representing 1.89% of period-end loans, 267% of period-end nonperforming assets, and a 355% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $76.0 million at March 31, 1997, with consumer loans representing 82% of this balance.
   At March 31, 1997, nonperforming assets of $100.8 million were down $21.4 million or 18% from March 31, 1996, and down $8.2 million from December 31, 1996. The ratio of nonperforming assets to loans and foreclosed properties-net at March 31, 1997 was 0.71%, down from 0.77% at December 31, 1996 and 0.88% at March 31, 1996. Interim periods in 1997 could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, and adverse changes in credit quality.
   The provision for loan losses was $29.7 million for the first quarter of 1997, an increase of $7.5 million from the $22.2 million provision expense recorded in the first quarter of 1996. Provision expense in the fourth quarter of 1996 was $24.1 million. Net charge-offs totaled $29.7 million in the first three months of 1997, compared to $22.3 million in the comparable period of 1996. Net charge-offs as a percentage of average loans were 0.86% for the first quarter of 1997, compared to 0.65% in the same period of 1996, and 0.84% for the fourth quarter of 1996. Business loans experienced net recoveries of $32 thousand during the first quarter of 1997, compared to net recoveries of $1.3 million in the comparable quarter of 1996. Consumer loan net charge-offs totaled

$29.7 million in the first quarter of 1997, compared to net charge-offs of $28.3 million in the fourth quarter of 1996 and $23.6 million in the first quarter of 1996.
   The largest proportion of net loan charge-offs during the first quarter of 1997 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $23.4 million in the first three months of 1997, compared to $18.0 million in 1996's first quarter. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 6.98% for the first quarter of 1997, compared to 6.54% in the fourth quarter of 1996, and 4.39% in the first quarter of 1996. This increase in the bank card net charge-off rate is attributable to both a decrease in outstanding loan balances and the industry-wide trend of adverse payment performance by consumers, as evidenced by a nationwide rise in delinquencies. The increase also reflects the prior growth of Crestar's bank card loan portfolio, especially during the 1994 and 1995. The delinquency and loss characteristics of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. A bank card portfolio will, therefore, generally produce higher net charge-off levels as the newer loans "season." Higher net charge-offs were also recorded in consumer instalment and residential real estate loan portfolios in the first quarter of 1997 compared to the fourth quarter of 1996.
   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). REDI outstanding balances remained fairly constant and totaled $1.7 billion at March 31, 1997. This balance represented 12% of the total loan portfolio at that date. At December 31, 1996, REDI loans also represented 12% of the total loan portfolio. REDI nonperforming assets were $53.6 million at March 31, 1997, compared to $61.8 million at December 31, 1996.
   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans at March 31, 1997, not included in Table 5, totaled approximately $153 million. Over 90% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $153 million at December 31, 1996 and $194 million at March 31, 1996. Fluctuations in potential problem loan balances from quarter to quarter should be viewed in the context of the size of Crestar's total loan portfolio, which was $14.2 billion at March 31, 1997.

Noninterest Income And Expense
(Table 6)
Noninterest income totaled $103.5 million in the first quarter of 1997, a $15.9 million or 18% increase over the first quarter of 1996. Excluding securities gains and losses, noninterest income increased $14.2 million or 17% over the results for the first three months of 1996. This increase reflects growth in the noninterest income categories of deposit account income, trust and investment advisory income, and bank card income. Deposit account income, in part reflecting higher average balances of transaction-based deposit accounts, increased by $3.5 million or 13% from the first quarter of 1996. Trust and investment advisory income increased $1.6 million or 10% from 1996 levels. Mortgage servicing income for the first quarter of 1997 totaled $5.1 million, compared to $4.5 million in the first quarter of 1996. Mortgage origination income, net of expenses, was down $2.1 million from levels achieved in the first quarter of 1996, reflecting lower levels of originations and competitive industry pricing. Results for the first quarter of 1997 reflect gains on the sale of mortgage servicing rights of $6.5 million, compared to $4.0 million in the same period of 1996. Automated teller machine revenue, securities brokerage fees, mutual fund and annuity income experienced gains during this period. Included in noninterest income for the first quarter of 1997 was a non-recurring gain of $5.8 million (pre-tax) arising from the sale of two properties acquired during the Citizens Bancorp merger.

   Noninterest expense increased $4.9 million, or 3%, in the first quarter of 1997 compared to the same period of 1996. Excluding foreclosed properties expense, noninterest expense increased 2% in the quarter. Included in first quarter 1997 results are approximately $2.0 million in one-time expenses associated with the Citizens merger. Total personnel costs, Crestar's largest expense category, were $99.3 million in the first quarter of 1997, a 4% increase over the same period of 1996. Management continues to emphasize prudent control of noninterest expenses and assimilation of acquisitions in a cost effective manner. Decreases in FDIC insurance premium rates effective in the fourth quarter of 1996 led to lower FDIC premium expense compared to first quarter 1996 results. FDIC deposit insurance expense totaled $1.1 million in the first quarter of 1997, versus $3.4 million in the first quarter of 1996. Foreclosed properties expense for the quarter ended March 31, 1997 totaled $715 thousand, compared to a net recovery of $1.3 million in the quarter ended March 31, 1996.
   The effective tax rate for the first quarter of 1997 was 36.7%, compared to 36.1% in the first quarter of 1996. Financial statement note 10 contains additional information concerning income taxes.

Financial Condition
(Table 7)
Crestar's assets totaled $22.0 billion at March 31, 1997, compared to $22.9 billion in assets at December 31, 1996, and $22.0 billion at March 31, 1996. Loan balances totaled $14.2 billion at March 31, 1996 compared to $14.0 billion at December 31, 1996 and $13.8 billion at March 31, 1996. Total deposits were $15.8 billion at the end of the first quarter of 1997, compared to $15.7 billion at December 31, 1996 and $16.1 billion at March 31, 1996. Some consumer deposit accounts were down slightly from year-end 1996, reflecting increased competition for deposits.
   With respect to the securities held to maturity portfolio, carrying value exceeded the market value at March 31, 1997 by $6.9 million, consisting of $1.5 million in unrealized gains and $8.4 million of unrealized losses. At March 31, 1997, the amortized cost of securities available for sale exceeded the fair value of such securities by $89.0 million, consisting of $4.4 million in unrealized gains and $93.4 million in unrealized losses. Shareholders' equity at March 31, 1997 reflects a $57.6 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to a decrease of $21.3 million at December 31, 1996. At March 31, 1996, Crestar's shareholders' equity reflected a $22.2 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on operating results or liquidity of Crestar.
   All mortgage-backed securities in the securities available for sale and securities held to maturity portfolios are subject to prepayment risk, since the mortgage loans underlying these securities can prepay at any time without penalty. This risk becomes apparent during periods of declining interest rates, when refinancing of existing mortgage loans can accelerate. During these periods, the expected maturity of mortgage-backed securities shortens due to prepayments, reducing the expected stream of future interest payments to be received. The interest rate and prepayment risk associated with mortgage-backed securities is considered by management in assessing the overall asset/liability structure of the Corporation.
   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. Approximately 64% (market value) of Crestar's securities available for sale portfolio, and 67% (amortized cost) of the Corporation's securities held to maturity portfolio, was composed of mortgage-backed obligations of Federal agencies as of March 31, 1997. This category includes mortgage-backed securities of Federal agencies, as well as CMO securities guaranteed by Federal agencies such as the Federal Home Loan Mortgage Corporation. Securities classified as "Other taxable securities" can include non-government CMO securities, corporate debt securities, and corporate obligations securitized by credit card and instalment loans.
   During the first quarter of 1997, Crestar sold approximately $1.1 billion of securities classified as available for sale, generating securities gains of $4.1 million. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation. Securities gains recorded in the first quarter of 1996 were $2.4 million.
   Crestar purchased and retired approximately 824 thousand shares of common stock during the first quarter of 1997, at an average price of $36.11 per share. The purpose of these transactions is to meet the needs of the Corporation's dividend reinvestment plan, employee stock options and thrift and profit sharing plan. In February 1997, Crestar's Board of Directors authorized the purchase and retirement of up to 2.0 million shares of common stock in order to meet the needs of the Corporation's dividend reinvestment plan, thrift and profit sharing plans and other benefit programs. At March 31, 1997, Crestar had a remaining authorization to purchase and retire up to 1.8 million shares of common stock in order to meet the needs of the dividend reinvestment plan, thrift and profit sharing plan and other stock-based plans.
   In December 1996, Crestar announced a common stock dividend increase, effective with the dividend paid on February 21, 1997, to $.27 per share (on a post-split basis). This represented a 4% increase from the previous quarterly dividend rate of $.26 per share (on a post-split basis). The increased dividend is intended to raise the Corporation's ratio of dividends paid to shareholders as a percentage of net income to the higher end of the Corporation's targeted range of 30% to 40%. Because the dividend paid in the first quarter of 1997 was announced and declared by the Board in December 1996, there were no dividends declared in the first quarter of 1997. In the prior year, a common stock dividend of $.225, on a post-split basis, was declared and paid during the first quarter.

Liquidity And Interest Sensitivity
(Tables 8 - 11)
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities, and customer needs. General strategies to accomplish these objectives include maintaining a strong balance sheet, maintaining adequate core deposit levels, taking an acceptable level of interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.
   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 59% of total funding sources at both March 31, 1997 and December 31, 1996, compared to 64% at March 31, 1996. As an additional indication of strong liquidity, securities available for sale represented 20%, and money market investments an additional 3%, of Crestar's total earning assets at March 31, 1997.
   Interest sensitivity refers to the volatility of earnings and capital as a result of changes in interest rates. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO and Interest Rate Risk committees. The committees establish limits on the earnings at risk for a current planning period, generally either the current calendar year or the remainder of the current year plus the next calendar year. The level of exposure taken is based on an assessment of the market environment, and will vary from period to period.
   The primary tool used to assess the interest rate exposure of capital is the quantification of a fair value of shareholders' equity. Fair value of equity consists of the present value of all future cash flows from assets, liabilities and off-balance sheet items. Potential changes in the fair value of equity are calculated by projecting cash flows and then computing present values under numerous interest rate scenarios. The fair value calculations include the valuation of instruments with option characteristic, using numerous interest rate path valuations and mathematical rate simulation techniques. Crestar has been developing this tool and is incorporating it as its primary component of interest rate risk management. However, the Corporation's measurement and interpretation process for market valuation models continues to be in a developmental stage.
   Another tool used by Crestar in assessing interest rate exposure is net interest income simulations. The ALCO committee establishes limits on net income at risk for a relevant planning period of 9 to 24 months. A net income forecast is prepared regularly based on a consensus interest rate forecast, in addition to numerous high and low interest rate scenarios of up to and including 300 basis points from current interest rates. The time period evaluated is linked to the current planning horizon. The various interest rate scenarios represent a reasonable range of interest rates. By its nature the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and speeds. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the assumed effects of interest rate caps and floors, and variances in the level of prepayment rates on loans and securities as a function of interest rates. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.
   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Based on the most recent simulations as of March 31, 1997, Crestar's projected net income under the consensus interest rate scenario for the remaining nine months of 1997 would decrease by approximately 6% in a high interest rate scenario, and would increase by 8% in a low interest rate scenario. These projections were within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment, under the high, low and consensus interest rate scenarios.
   A third interest rate risk tool is the interest rate "gap", or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 8, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 1997. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $4.9 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, interest rate gap.
   In addition to the traditional gap measurement presentation, Table 8 presents interest sensitivity on a beta adjusted basis. These beta adjustments are based on a ratio of actual changes in consumer deposit rates to changes in the prime interest rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates, such as rates paid on short-term commercial notes. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of the Corporation's commercial demand deposit balances to the level of interest rates. The adjustment, based on historical trends and estimated as a percentage of commercial interest bearing demand deposits, reflects a greater sensitivity on the part of commercial demand deposits to fluctuating interest rates than experienced with consumer deposits. On a cumulative twelve-month basis, Crestar had a liability sensitive "adjusted gap" at March 31, 1997, with $0.6 billion excess of interest-sensitive sources of funds over uses of funds. In comparison, the level of total earning assets at March 31, 1997 was $20.1 billion. The static gap and adjusted gap do not include $1.25 billion (notional amount) of interest rate floors that would potentially offset the effect of falling interest rates on the fair value of fixed rate domestic time deposits and on prepayment risk within the Corporation's fixed rate real estate - mortgage loan portfolio. In addition, the static and adjusted gap do not include $2.23 billion

(notional amount) of interest rate caps that would potentially offset the impact of rising rates on various earning assets and funding sources (see Table 9).
   Each of the above three tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds, or unusual market relationships for financial instruments.
   Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at March 31, 1997 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. The majority of Crestar's outstanding interest rate cap instruments at March 31, 1997 are utilized to mitigate the declines in market value that can be experienced by mortgage backed securities in a rising interest rate environment. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure. Crestar's direct credit exposure is generally limited to the estimated replacement cost of those instruments in a gain position. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered an acceptable risk. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative losses at March 31, 1997. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio. No interest rate swaps, floors or caps used as hedges against interest rate risk were sold or terminated prior to maturity during the first quarter of 1997, and at March 31, 1997 there were no deferred gains or losses arising from termination of hedged transactions prior to maturity.
   The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $4.5 billion at March 31, 1997. Forward contracts with a notional amount of $774 million ,utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at March 31, 1997, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $5.3 billion at March 31, 1997. Tables 9, 10, and 11 present information regarding fair values, maturity, average rates, and activity as of and for the three month period ending March 31, 1997 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $10.9 million as of March 31, 1997. Financial statement note 11 contains additional information pertaining to these types of agreements.

New Accounting Standards
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) in February 1997. SFAS 128 simplifies the standards for computing earnings per share, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS 128 also requires dual presentation of basic and diluted earnings per share in the financial statements. Basic earnings per share excludes dilution, and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential for dilution that could occur if stock options outstanding or other stock-related contracts were exercised or converted into common stock. Diluted earnings per share is computed similarly to the Corporation's current computations for fully-diluted earnings per share. Generally, computations of basic earnings per share will always be equal to or greater than the current computations for primary earnings per share. As required by the FASB, Crestar will be adopting the accounting required under SFAS 128 in the fourth quarter of 1997, with all prior period earnings per share data (including interim periods) being restated. The adoption of SFAS 128 will have no material adverse impact on the Corporation's earnings per share results.

Subsequent Event
In April, Crestar announced it had reached an agreement to sell its merchant bank card processing portfolio to Nova Information Systems, Inc. (Nova). Crestar also announced it had formed an exclusive marketing alliance with Nova, through which the Corporation's commercial and small business customers will benefit from access to Nova's card acceptance products and technology. Crestar's bank card processing business processes credit and debit card sales for approximately 7,500 customers. The sale is expected to be consummated in the second quarter of the current year; Crestar expects to recognize an after-tax gain of approximately $12 million at time of sale. The impact of the sale of Crestar's merchant card processing segment on the ongoing operations of the Corporation will not be material.


   Information in the above "Management's Discussion and Analysis of operations and Financial Condition," other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the Corporation's interest rate risk position, credit and economic trends on both a regional and national basis, technological change, the number and size of competitors in the Corporation's market, and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. It is important to note that the Corporation's actual results may differ materially from those projected in forward-looking statements.
                                  21

Table 1    Financial Highlights


Dollars in millions, except per share data                                           Three Months

                                                                                                         %
For the Period Ended March 31                                                    1997       1996    Change
Net Income                                                                      $71.8      $65.1        10
Primary Earnings Per Share:
  Net Income                                                                    $ .64      $ .58        10
  Average Shares Outstanding (000s)                                           111,579    112,405       (1)
Fully Diluted Earnings Per Share:
  Net Income                                                                    $ .64      $ .58        10
  Average Shares Outstanding (000s)                                           111,580    112,413       (1)
Dividends Paid Per Common Share                                                   .27       .225        20
====================================================================================================================
Key Ratios
Return on Average Assets                                                         1.33%      1.22%
Return on Average Equity                                                        16.06      14.66
Average Equity to Average Assets                                                 8.26       8.35
Net Interest Margin                                                              4.51       4.42
At March 31
Book Value Per Share                                                           $16.48     $16.01
Equity to Assets                                                                 8.27%      8.10%
Risk Adjusted Capital Ratios:
  Tier I                                                                         10.6        9.5
  Total                                                                          13.4       12.5
Common Shares Outstanding (000s)                                              110,300    111,151
====================================================================================================================

Table 2    Analysis Of Earnings Per Common Share

                                                                        1st Qtr. 1997        1st Qtr. 1997
                                                                                  vs.                  vs.
                                                                        1st Qtr. 1996        4th Qtr. 1996
Primary Earnings Per Share - prior period                                        $.58                 $.34
--------------------------------------------------------------------------------------------------------------------
Interest income                                                                   .02                 (.04)
Interest expense                                                                  .03                  .03
Provision for loan losses                                                        (.04)                (.03)
Securities gains                                                                  .01                  .02
Other noninterest income                                                          .08                  .05
Foreclosed properties expense                                                    (.01)                 .02
Citizens Bancorp one-time merger costs                                              -                  .29
Other noninterest expense                                                        (.02)                (.01)
Change in effective income tax rate                                              (.01)                (.03)
--------------------------------------------------------------------------------------------------------------------
Net increase                                                                      .06                  .30
--------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Share - current period                                      $.64                 $.64
====================================================================================================================

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis1
Dollars in thousands




                  1st Qtr.

                                                   4th Qtr.
       Average Balance                             Average
                                 Increase          Balance
       1997            1996     (Decrease)            1996
          $               $           %                  $
  3,815,837       3,631,192           5          3,771,838          Commercial
  1,244,956       1,257,113          (1)         1,246,853          Real estate - income property
    311,353         390,242         (20)           321,782          Real estate - construction
  4,101,003       3,672,525          12          3,728,351          Instalment
  1,338,742       1,637,792         (18)         1,418,891          Bank card
  3,051,743       3,193,672          (4)         2,990,599          Real estate - mortgage
--------------------------------------------------------------------------------------------------------------------
 13,863,634      13,782,536           1         13,478,314            Total loans - net of unearned income2
--------------------------------------------------------------------------------------------------------------------
    908,787       1,085,189         (16)         1,028,706          Securities held to maturity
  4,071,188       3,529,792          15          4,132,502          Securities available for sale
    357,462         207,607          72            606,419          Money market investments
    580,563         777,637         (25)           744,534          Mortgage loans held for sale
--------------------------------------------------------------------------------------------------------------------
 19,781,634      19,382,761           2         19,990,475            Total earning assets
====================================================================================================================
  5,796,084       5,849,192          (1)         5,768,025          Interest-bearing demand deposits
  1,609,952       1,723,395          (7)         1,632,096          Regular savings deposits
  4,501,822       5,222,554         (14)         4,741,020          Domestic time deposits
--------------------------------------------------------------------------------------------------------------------
 11,907,858      12,795,141          (7)        12,141,141            Total interest-bearing core deposits
--------------------------------------------------------------------------------------------------------------------
  3,627,747       2,729,376          33          3,800,234          Purchased liabilities
    853,204         716,186          19            667,062          Long-term debt
--------------------------------------------------------------------------------------------------------------------
 16,388,809      16,240,703           1         16,608,437            Total interest-bearing liabilities
  3,392,825       3,142,058           8          3,382,038          Other sources - net
--------------------------------------------------------------------------------------------------------------------
 19,781,634      19,382,761           2         19,990,475            Total sources of funds
--------------------------------------------------------------------------------------------------------------------
                                                                    Net Interest Income
====================================================================================================================

                                   23

                                                                              1st Qtr.
                                                                                       1997 vs. 1996

                                                                                                                 4th Qtr.
                                                        Income/Expense3                     Change due to4        Income/
                                                                             Increase                            Expense3
                                                         1997        1996   (Decrease)       Rate5      Volume        1996
                                                            $           $           $           $           $           $
Commercial                                             75,382      73,942       1,440      (2,317)      3,757      76,149
Real estate - income property                          27,283      27,766        (483)       (215)       (268)     27,397
Real estate - construction                              7,072       9,523      (2,451)       (527)     (1,924)      7,243
Instalment                                             81,450      76,935       4,515      (4,499)      9,014      78,252
Bank card                                              46,939      48,577      (1,638)      7,319      (8,957)     48,719
Real estate - mortgage                                 59,321      61,567      (2,246)        486      (2,732)     58,184
---------------------------------------------------------------------------------------------------------------------------
  Total loans - net of unearned income2               297,447     298,310        (863)     (2,622)      1,759     295,944
---------------------------------------------------------------------------------------------------------------------------
Securities held to maturity                            13,708      16,365      (2,657)          3      (2,660)     16,063
Securities available for sale                          63,849      56,505       7,344      (1,323)      8,667      63,994
Money market investments                                4,687       2,853       1,834        (225)      2,059       8,221
Mortgage loans held for sale                           11,640      14,294      (2,654)        983      (3,637)     14,073
---------------------------------------------------------------------------------------------------------------------------
  Total earning assets                                391,331     388,327       3,004      (5,000)      8,004     398,295
===========================================================================================================================

Interest-bearing demand deposits                       41,813      43,725      (1,912)     (1,665)       (247)     42,547
Regular savings deposits                                9,964      11,402      (1,438)       (687)       (751)     10,507
Domestic time deposits                                 55,064      70,411     (15,347)     (5,602)     (9,745)     59,896
---------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing core deposits                106,841     125,538     (18,697)     (9,964)     (8,733)    112,950
---------------------------------------------------------------------------------------------------------------------------
Purchased liabilities                                  46,675      35,904      10,771      (1,026)     11,797      50,400
Long-term debt                                         15,615      12,731       2,884         448       2,436      11,968
---------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                  169,131     174,173      (5,042)     (6,633)      1,591     175,318
Other sources - net
---------------------------------------------------------------------------------------------------------------------------
  Total sources of funds                              169,131     174,173      (5,042)     (8,633)      3,591     175,318
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   222,200     214,154       8,046       3,633       4,413     222,977
===========================================================================================================================



                                                1st Qtr. 1997 vs. 4th Qtr. 1996


                                                               Change due to4
                                              Increase
                                              (Decrease)       Rate5      Volume
                                                      $           $           $
Commercial                                         (767)     (1,645)        878
Real estate - income property                      (114)        (73)        (41)
Real estate - construction                         (171)         64        (235)
Instalment                                        3,198      (4,649)      7,847
Bank card                                        (1,780)      1,006      (2,786)
Real estate - mortgage                            1,137         (59)      1,196
--------------------------------------------------------------------------------
  Total loans - net of unearned income2           1,503      (6,962)      8,465
--------------------------------------------------------------------------------
Securities held to maturity                      (2,355)       (482)     (1,873)
Securities available for sale                      (145)        804        (949)
Money market investments                         (3,534)       (159)     (3,375)
Mortgage loans held for sale                     (2,433)        701      (3,134)
--------------------------------------------------------------------------------
  Total earning assets                           (6,964)     (2,800)     (4,164)
================================================================================

Interest-bearing demand deposits                   (734)       (896)        162
Regular savings deposits                           (543)       (400)       (143)
Domestic time deposits                           (4,832)     (1,809)     (3,023)
--------------------------------------------------------------------------------
  Total interest-bearing core deposits           (6,109)     (3,931)     (2,178)
--------------------------------------------------------------------------------
Purchased liabilities                            (3,725)     (1,446)     (2,279)
Long-term debt                                    3,647         307       3,340
--------------------------------------------------------------------------------
  Total interest-bearing liabilities             (6,187)     (3,865)     (2,322)
Other sources - net
--------------------------------------------------------------------------------
  Total sources of funds                         (6,187)     (4,353)     (1,834)
--------------------------------------------------------------------------------
Net Interest Income                                (777)      1,553      (2,330)
================================================================================

1Tax-equivalent basis.
2Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
3Includes tax-equivalent net loan fees (costs) of $(48,000) and $(323,000) for the first quarter of 1997 and 1996, respectively, and $247,000 for the fourth quarter of 1996.
4Variances are computed on a line-by-line basis and are non-additive. 5Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4    Allowance For Loan Losses


Dollars in thousands                                                                      First Quarter

                                                                                         1997         1996
Beginning balance                                                                    $268,868     $274,430
--------------------------------------------------------------------------------------------------------------------
Allowance from acquisitions                                                                 -         (388)
--------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                              29,698       22,230
--------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial                                                                              526         (354)
  Real estate - income property                                                          (462)        (824)
  Real estate - construction                                                              (96)         (78)
  Instalment                                                                            5,545        4,811
  Bank card                                                                            23,370       17,980
  Real estate - mortgage                                                                  813          780
--------------------------------------------------------------------------------------------------------------------
    Total net charge-offs                                                              29,696       22,315
--------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                    $268,870     $273,957
====================================================================================================================
Allowance for loan losses to period-end loans                                            1.89%        1.99%
Annualized net charge-offs to average loans                                               .86          .65
====================================================================================================================


Table 5    Nonperforming Assets1 And Past Due Loans

Dollars in thousands                                                      March 31,           December 31,

Nonaccrual loans:                                                   1997              1996            1996
  Commercial                                                     $15,921           $30,089         $20,348
  Real estate - income property                                   12,612            27,078          22,624
  Real estate - construction                                      17,302             7,651          10,368
  Instalment                                                       2,987             2,945           2,895
  Real estate - mortgage                                          26,813            14,682          25,208
--------------------------------------------------------------------------------------------------------------------
    Total nonperforming loans1                                    75,635            82,445          81,443
Foreclosed properties - net                                       25,140            39,761          27,515
--------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets1                                 $100,775          $122,206        $108,958
====================================================================================================================
Nonperforming assets1 to:
  Loans and foreclosed properties - net                              .71%              .88%            .77%
  Total assets                                                       .46               .56             .48
Allowance for loan losses to:
  Nonperforming assets1                                              267               224             247
  Nonperforming loans1                                               355               332             330
Allowance for loan losses plus shareholders'
  equity to nonperforming assets1                                  20.70x            16.81x          18.80x
====================================================================================================================
Accruing loans past due 90 days:
  Commercial                                                    $ 12,137           $ 3,337         $ 9,480
  Real estate - income property                                    1,451                59             503
  Real estate - construction                                           -                16               -
  Instalment
    Student                                                       26,475            19,379          21,614
    Other                                                          5,326             7,500           7,587
  Bank card                                                       23,404            21,441          25,573
  Real estate - mortgage                                           7,179            15,302           7,117
--------------------------------------------------------------------------------------------------------------------
    Total accruing loans past due 90 days:                      $ 75,972          $ 67,034         $71,874
====================================================================================================================

1Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 6    Noninterest Income And Expense

In thousands
                                                                              First Quarter         Fourth
                                                                                                   Quarter
Noninterest Income                                                            1997        1996        1996
Service charges on deposit accounts                                       $ 30,163    $ 26,635    $ 29,919
Trust and investment advisory                                               17,453      15,892      17,399
Bank card-related                                                           12,648      11,825      13,559
Mortgage servicing - net                                                     5,131       4,517       4,578
Mortgage origination - net                                                     902       3,047       2,981
Trading account activities                                                     947         346       1,044
Commissions on letters of credit                                             1,114       1,470       1,141
Gain on sale of mortgage servicing rights                                    6,450       4,000       3,518
Gain (loss) on sale and disposal of branches and other properties - net                  5,807         354
(18,249)
Miscellaneous                                                               18,788      17,092      17,187
Securities gains                                                             4,064       2,373         655
--------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                $103,467    $ 87,551    $ 73,732
====================================================================================================================
Noninterest Expense
Salaries                                                                  $ 78,388    $ 75,348    $ 90,807
Benefits                                                                    20,954      20,427      16,045
--------------------------------------------------------------------------------------------------------------------
  Total personnel                                                           99,342      95,775     106,852
Occupancy - net                                                             16,158      16,124      17,533
Equipment                                                                    9,819       9,482      10,053
Communications                                                               8,845       9,186      10,285
Stationery, printing and supplies                                            2,713       2,932       3,845
Professional fees and services                                               7,035       4,824      14,243
Loan expense                                                                 2,815       2,503       3,392
FDIC premiums - net                                                          1,107       3,381      (2,941)
Advertising and marketing                                                    4,530       6,593       6,734
Transportation                                                               1,725       1,737       1,855
Outside data services                                                        6,222       5,904      11,023
Amortization of purchased intangibles                                        4,227       4,171       4,222
Miscellaneous                                                               14,752      13,820      18,067
--------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                 179,290     176,432     205,163
Foreclosed properties (net recoveries)                                         715      (1,314)      7,302
--------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                               $180,005    $175,118    $212,465
====================================================================================================================


Table 7    Debt And Other Security Ratings
(as of April 30, 1997)

                                                                                    Standard       Thomson
Security                                                              Moody's      & Poor's      BankWatch
83/4% Subordinated Notes due 2004                                        Baa1          BBB+             A-
81/4% Subordinated Notes due 2002                                        Baa1          BBB+             A-
85/8% Subordinated Notes due 1998                                        Baa1          BBB+             A-
Commercial Paper                                                          P-2     Not rated          TBW-1
Crestar Bank Deposits:
  Long-Term                                                                A2             A      Not rated
  Short-Term                                                              P-1           A-1          TBW-1
Crestar Capital Trust 1
  Preferred Stock                                                        Baa1           BBB      Not rated
====================================================================================================================

                                   26

Table 8    Interest Sensitivity Analysis


March 31, 1997
In millions                                            Maturity/Rate Sensitivity

                                             0-3         3-6       6-12      One to         Over
Uses Of Funds                             months      months     months  five years   five years       Total
Loans:
  Commercial                            $2,872.3     $ 211.2      $ 89.0    $ 109.3      $ 740.1   $ 4,021.9
  Real estate - income property            525.9        37.0        16.4       39.2        649.4     1,267.9
  Real estate - construction               263.1         1.1         5.5        5.7         53.5       328.9
  Instalment                             1,804.7        86.7       120.7      177.5      1,902.7     4,092.3
  Bank card                                394.5       107.4       166.2      591.1            -     1,259.2
  Real estate - mortgage                   120.8       289.1       393.3      702.7      1,738.1     3,244.0
Securities held to maturity                 17.6        13.6        17.3       32.6        737.1       818.2
Securities available for sale              223.7        80.2       112.3      347.0      3,155.3     3,918.5
Money market investments                   573.6         5.1           -          -            -       578.7
Mortgage loans held for sale               543.2           -           -          -            -       543.2
----------------------------------------------------------------------------------------------------------------------
  Total earning assets                   7,339.4       831.4       920.7    2,005.1      8,976.2    20,072.8
Interest sensitivity hedges on assets     (450.0)     (550.0)          -          -      1,000.0           -
----------------------------------------------------------------------------------------------------------------------
  Total uses                            $6,889.4     $ 281.4     $ 920.7   $2,005.1     $9,976.2   $20,072.8
======================================================================================================================
Sources of Funds
Interest-bearing demand deposits        $5,924.4       $   -       $   -      $   -        $   -   $ 5,924.4
Regular savings deposits                 1,597.8           -           -          -            -     1,597.8
Domestic time deposits                     448.0       557.5       928.7    1,262.7      1,157.5     4,354.4
Certificates of deposit $100,000
  and over                                 289.0       161.1       198.5       28.3          5.4       682.3
Short-term borrowings                    2,599.3       186.3       117.0      100.0            -     3,002.6
Long-term debt                               3.3         8.0        19.3       30.6        789.4       850.6
----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                         10,861.8       912.9     1,263.5    1,421.6      1,952.3    16,412.1
Other sources - net                            -           -           -          -      3,660.7     3,660.7
Interest sensitivity hedges on liabilities     -        (5.0)          -        5.0            -           -
----------------------------------------------------------------------------------------------------------------------
  Total sources                        $10,861.8     $ 907.9    $1,263.5   $1,426.6     $5,613.0   $20,072.8
======================================================================================================================
Cumulative asset (liability)
  sensitivity gap                      $(3,972.4)  $(4,598.9)  $(4,941.7) $(4,363.2)       $   -       $   -
======================================================================================================================
Adjustments
Beta adjustments:
  Interest-bearing demand deposits
  (beta factor .30)                    $ 4,162.9
  Regular savings (beta factor .11)      1,422.0
Demand deposit sensitivity              (1,242.9)
------------------------------------------------------------------------------------  --------------------------------
Cumulative adjusted asset (liability)
  sensitivty gap                         $ 369.6    $ (256.9)   $ (599.7)   $ (21.2)       $   -       $   -
====================================================================================  ================================

Table 9    Off-Balance Sheet Derivative Financial Instruments1

March 31, 1997                                            Average
                                               Weighted     Fixed   Estimated
Dollars in thousands                Notional    Average   Receive        Fair
                                     Balance   Maturity      bate       Value   Comments
Interest Rate Conversions
  Generic interest rate swaps     $1,000,000   2.7 yrs.     5.93%               Notional amounts of $750
    Carrying amount2                                                    $ 420   million and $250 million
      Commercial loan program                                                   convert floating rate commercial
        Unrealized losses                                             (13,547)  and instalment loans, respectively,
    Instalment loan program                                                     to fixed rate. Floating rates paid
        Unrealized losses                                              (4,616)  tied to LIBOR.
                                                                     -----------
    Estimated fair value                                              (17,743)
                                                                     -----------

  Interest rate caps                 485,000   3.6 yrs.    6.87%3               Notional amount of $485 million
    Carrying amount2                                                    7,381   hedges the interest rate risk
      Money market deposit program                                              associated with rising interest
        Unrealized gains                                                2,736   rates on floating rate money
                                                                                market deposits (strike rate tied
                                                                                to LIBOR).

Estimated fair value                                                   10,117

Market Value Hedges
  Interest rate caps               1,750,000   3.0 yrs.    7.57%3               Notional amount of $1.55 billion
    Carrying amount2                                                   16,845   hedges the market value of fixed
      Securities available for sale program5                                    rate securities available for sale
        Unrealized gains                                               1,616    in a rising rate environment (strike
        Unrealized losses                                             (2,206)   rate for $1 billion tied  to 5 year
      Real estate income property loan program                                  CMT; strike rate for $550 million
        Unrealized losses                                               (486)   tied to LIBOR). Notional amount
                                                                                of $200 million hedges the
                                                                                market value of fixed rate real
                                                                                estate income property loans
                                                                                (strike rate tied to LIBOR).
    Estimated fair value                                               15,769

  Interest rate floors             1,250,000   3.9 yrs.    5.68%4               Notional amount of $250 million
    Carrying amount2                                                    7,960   million hedges the prepayment risk
      Real estate mortgage loan program                                         associated with fixed rate first
        Unrealized losses                                                (663)  mortgage loans in a declining rate
      Domestic time deposit program                                             environment (strike rate tied to
        Unrealized losses                                              (2,199)  10 year CMT). Notional amount
                                                                                of $1.0 billion hedges the fair value
                                                                                of fixed rate domestic time deposits
                                                                                (strike rate tied to 5 year CMT).
    Estimated fair value                                                5,098

Hedges of Lending Commitments
  Forward contracts                  774,380    .2 yrs.       n/a               Hedges of residential mortgage
    Unrealized gains                                                    8,506   lending commitments.
    Unrealized losses                                                      (9)
                                                                     ----------
  Estimated fair value                                                  8,497
    Total hedges against
      interest rate risk          $5,259,380                          $21,738
================================================================================

1Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
2Includes any accrued interest receivable and or payable balances, and unamortized premiums paid for interest rate caps and floors.
3Represents average strike rate. For interest rate caps purchased, Crestar will receive interest if a specified market index raterises above a fixed strike rate during the term of the contract. Any interest received is based on the difference between a higher index interest rate and the contractual cap rate, applied to the underlying notional balance. No interest payments are received if the index rate remains below the cap rate.
4Represents average strike rate. For interest rate floors purchased, Crestar will receive interest if a specified market index rate falls below a fixed strike rate during the term of the contract. Any interest received is based on the difference between a lower index interest rate and the contractual floor rate, applied to the underlying notional balance. No interest payments are received if the index rate remains above the floor rate.
5The fair value of derivative interest rate caps hedging securities classified as available for sale is included in the total fair value of the securities available for sale portfolio. The unamortized premiums paid for such interest rate caps are included in the amortized cost basis of securities available for sale, with any unrealized gain or loss (net of tax) pertaining to these interest rate caps included in shareholders' equity as "Net unrealized gain
  (loss) on securities available for sale."
n/a - Not applicable
LIBOR - London Interbank Offered Rates
5 year CMT - Yield on 5 year constant maturity U.S. Treasury securities
10 year CMT - Yield on 10 year constant maturity U.S. Treasury securities

Table 10    Off-Balance Sheet Derivatives--Expected Maturities1

March 31, 1997
Dollars in thousands                   Within         One to         Three to         Over
                                     One Year    Three Years       Five Years   Five Years           Total
Interest Rate Conversions
Generic interest rate swaps:
    Notional amount                       $ -      $ 550,000       $  450,000          $ -      $1,000,000
    Average fixed receive rate              -           5.91%           5.96%            -            5.93%
    Carrying amount                       $ -          $ 117            $ 303          $ -           $ 420
    Unrealized losses                       -         (6,795)        (11,368)            -         (18,163)
  Interest rate caps
    Notional amount                  $ 25,000      $ 260,000        $ 100,000     $100,000       $ 485,000
    Average strike rate                  5.80%          7.45%            6.00         6.50            6.87%
    Carrying amount                       $ 4        $ 1,532          $ 3,450      $ 2,395         $ 7,381
    Unrealized gains                       48            301            1,241        1,146           2,736

Market Value Hedges
  Interest rate caps
    Notional amount                       $ -     $1,200,000        $ 550,000          $ -      $1,750,000
    Average strike rate                     -           7.54%            7.64%           -            7.57%
    Carrying amount                       $ -       $ 10,497          $ 6,348          $ -        $ 16,845
    Net unrealized gain (loss)              -          1,064          (2,140)            -          (1,076)
  Interest rate floors
    Notional amount                       $ -      $ 300,000        $ 850,000     $100,000      $1,250,000
    Average strike rate                     -           5.63%           5.69%         5.75%           5.68%
    Carrying amount                       $ -          $ 915          $ 5,774      $ 1,271         $ 7,960
    Unrealized losses                       -           (535)         (2,043)         (284)         (2,862)

Hedges of Lending Commitments
  Forward contracts:2
    Notional amount                  $774,380            $ -              $ -          $ -       $ 774,380
    Net unrealized gain                 8,497              -                -            -           8,497
      Total hedges against
        interest rate risk:
          Notional amount            $799,380     $2,310,000       $1,950,000     $200,000      $5,259,380
          Carrying amount                   4         13,061           15,875        3,666          32,606
          Net unrealized gain (loss)    8,545         (5,965)        (14,310)          862         (10,868)

            Estimated fair value      $ 8,549        $ 7,096          $ 1,565      $ 4,528        $ 21,738
====================================================================================================================

1Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
2Hedges of residential mortgage lending commitments.

Table 11    Off-Balance Sheet Derivatives Activity1

In thousands
                           Interest Rate Conversions      Market Value Hedges    Hedges of

                                Interest    Interest     Interest    Interest      Lending
                                    Rate        Rate         Rate        Rate      Commit-
                                   Swaps        Caps         Caps      Floors       ments2           Total
Balance, January 1, 1997       $ 900,000    $ 35,000   $1,750,000  $1,000,000    $ 706,731      $4,391,731
Additions                        100,000     450,000            -     250,000    1,371,377       2,171,377
Maturities                             -           -            -           -   (1,303,728)     (1,303,728)
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997       $1,000,000    $485,000   $1,750,000  $1,250,000    $ 774,380      $5,259,380
====================================================================================================================

1Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
2Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 12    Selected Quarterly Financial Information

Dollars in thousands, except per share data
                                             1st Qtr.    4th Qtr.3     3rd Qtr.2     2nd Qtr.     1st Qtr.
Results of operations:                           1997         1996          1996         1996         1996
Net interest income1                         $222,200     $222,977      $218,046     $221,084     $214,154
Provision for loan losses                      29,698       24,130        25,100       24,430       22,230
--------------------------------------------------------------------------------------------------------------------
Net credit income                             192,502      198,847       192,946      196,654      191,924
Securities gains                                4,064          655            96          270        2,373
Other noninterest income                       99,403       73,077        80,225       91,318       85,178
--------------------------------------------------------------------------------------------------------------------
Net credit and noninterest income             295,969      272,579       273,267      288,242      279,475
Noninterest expense                           180,005      212,465       212,046      180,728      175,118
--------------------------------------------------------------------------------------------------------------------
Income before taxes                           115,964       60,114        61,221      107,514      104,357
--------------------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                       2,540        2,510         2,476        2,460        2,501
Book tax expense                               41,644       19,438        10,627       38,178       36,745
--------------------------------------------------------------------------------------------------------------------
  Income tax expense                           44,184       21,948        13,103       40,638       39,246
--------------------------------------------------------------------------------------------------------------------
Net Income                                   $ 71,780     $ 38,166      $ 48,118     $ 66,876     $ 65,111
====================================================================================================================
Primary
  Earnings per share                            $ .64        $ .34         $ .43        $ .60        $ .58
  Average shares outstanding (000s)           111,579      111,447       111,101      111,923      112,405
Fully diluted
  Earnings per share                            $ .64        $ .33         $ .43        $ .60        $ .58
  Average shares outstanding (000s)           111,580      111,647       111,141      111,923      112,413
Dividends paid                                    .27          .26           .26          .26         .225
====================================================================================================================
Selected ratios and other data:
Return on average assets                         1.33%         .70%          .89%        1.23%        1.22%
Return on average equity                        16.06         8.42         10.94        15.20        14.66
Net interest margin1                             4.51         4.47          4.44         4.48         4.42
Net charge-offs as % of average loans             .86          .84           .74          .73          .65
Allowance as % of period-end loans               1.89         1.91          2.01         1.99         1.99
Overhead ratio                                  55.27        71.61         71.07        57.80        58.04
Average equity to assets                         8.26         8.29          8.18         8.10         8.35
Equity leverage                                 12.11x       12.06x        12.23x       12.35x       11.98x
Full-time equivalent employees (period end)     7,992        8,720         8,600        8,616        8,423
====================================================================================================================

1Tax-equivalent basis.

2During the third quarter of 1996 Crestar recorded a one-time after-tax charge of $21.5 million, or $.19 per share, associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund. Also in the third quarter of 1996, a nonrecurring tax benefit of $10.6 million, or $.09 per share, was recorded in connection with the repeal of thrift bad debt tax legislation.

3During the fourth quarter of 1996, nonrecurring merger costs totaling $32.5 million (after-tax basis), or $.29 per share, were recorded as part of the pooling-of-interests merger with Citizens Bancorp.

Table 13    Consolidated Average Balances/Net Interest Income/Rates1


                                                            Three Months Ended March 31,

                                                       1997                            1996

Dollars in thousands                                    Income/    Yield/                  Income/  Yield/
                                              Balance   Expense      Rate        Balance   Expense    Rate
Assets                                              $         $         %              $         $       %
Securities held to maturity2                  908,787    13,708      6.05      1,085,189    16,365    6.04
Securities available for sale2              4,071,188    63,849      6.29      3,529,792    56,505    6.41
Money market investments2                     357,462     4,687      5.32        207,607     2,853    5.53
Mortgage loans held for sale2                 580,563    11,640      8.16        777,637    14,294    7.37
--------------------------------------------------------------------------------------------------------------------
Commercial                                  3,815,837    75,382      8.00      3,631,192    73,942    8.19
Real estate - income property               1,244,956    27,283      8.71      1,257,113    27,766    8.87
Real estate - construction                    311,353     7,072      8.98        390,242     9,523    9.81
Instalment                                  4,101,003    81,450      8.00      3,672,525    76,935    8.41
Bank card                                   1,338,742    46,939     14.47      1,637,792    48,577   11.95
Real estate - mortgage                      3,051,743    59,321      7.77      3,193,672    61,567    7.70
--------------------------------------------------------------------------------------------------------------------
  Total loans2,3                           13,863,634   297,447      8.66     13,782,536   298,310    8.69
Allowance for loan losses                    (269,094)                          (275,421)
--------------------------------------------------------------------------------------------------------------------
  Loans - net                              13,594,540                         13,507,115
Cash and due from banks                       863,561                            974,855
Premises and equipment - net                  443,699                            411,180
Customers' liability on acceptances             4,250                             14,264
Intangible assets - net                       178,388                            185,150
Foreclosed properties - net                    28,503                             38,999
Other assets                                  617,730                            539,739
--------------------------------------------------------------------------------------------------------------------
  Total Assets                             21,648,671                         21,271,527
                                           ==========                         ==========
Total Earning Assets                       19,781,634   391,331      7.98     19,382,761   388,327    8.04
                                           ==========   =======      ====     ==========   =======    ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits            5,796,084    41,813      2.93      5,849,192    43,725    3.01
Regular savings deposits                    1,609,952     9,964      2.51      1,723,395    11,402    2.66
Domestic time deposits                      4,501,822    55,064      4.99      5,222,554    70,411    5.45
Certificates of deposit $100,000 and over     515,895     6,878      5.41        109,364     1,449    5.33
--------------------------------------------------------------------------------------------------------------------
  Total savings and time deposits2         12,423,753   113,719      3.73     12,904,505   126,987    3.97
Demand deposits                             3,123,006                          2,969,722
--------------------------------------------------------------------------------------------------------------------
  Total deposits                           15,546,759                         15,874,227
Short-term borrowings2                      3,111,852    39,797      5.18      2,620,012    34,455    5.28
Long-term debt2                               853,204    15,615      7.32        716,186    12,731    7.11
Liability on acceptances                        4,250                             14,264
Other liabilities                             344,434                            270,732
--------------------------------------------------------------------------------------------------------------------
  Total liabilities                        19,860,499                         19,495,421
--------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                1,788,172                          1,776,106
--------------------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity 21,648,671                         21,271,527
                                           ==========                         ==========
Total interest-bearing liabilities         16,388,809   169,131      4.19     16,240,703   174,173    4.32
Other sources - net                         3,392,825                          3,142,058
--------------------------------------------------------------------------------------------------------------------
Total Sources Of Funds                     19,781,634   169,131      3.47     19,382,761   174,173    3.62
                                           ==========   =======      ====     ==========   =======    ====
Net Interest Spread                                                  3.79                             3.72
Net Interest Income/Margin                              222,200      4.51                  214,154    4.42
====================================================================================================================



                                                                                     Three Months Ended December 31,

                                                                                                  1996

Dollars in thousands                                                                                Income/   Yield/
                                                                                        Balance     Expense     Rate
Assets                                                                                        $           $        %
Securities held to maturity2                                                          1,028,706      16,063     6.24
Securities available for sale2                                                        4,132,502      63,994     6.19
Money market investments2                                                               606,419       8,221     5.39
Mortgage loans held for sale2                                                           744,534      14,073     7.62
----------------------------------------------------------------------------------------------------------------------
Commercial                                                                            3,771,838      76,149     7.97
Real estate - income property                                                         1,246,853      27,397     8.70
Real estate - construction                                                              321,782       7,243     8.95
Instalment                                                                            3,728,351      78,252     8.41
Bank card                                                                             1,418,891      48,719    13.86
Real estate - mortgage                                                                2,990,599      58,184     7.82
----------------------------------------------------------------------------------------------------------------------
  Total loans2,3                                                                     13,478,314     295,944     8.77
Allowance for loan losses                                                              (273,696)
----------------------------------------------------------------------------------------------------------------------
  Loans - net                                                                        13,204,618
Cash and due from banks                                                                 888,689
Premises and equipment - net                                                            430,574
Customers' liability on acceptances                                                       3,175
Intangible assets - net                                                                 182,479
Foreclosed properties - net                                                              35,571
Other assets                                                                            588,578
----------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                       21,845,845
                                                                                     ==========
Total Earning Assets                                                                 19,990,475     398,295     7.96
                                                                                     ==========     =======     ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits                                                      5,768,025      42,547     2.93
Regular savings deposits                                                              1,632,096      10,507     2.56
Domestic time deposits                                                                4,741,020      59,896     5.05
Certificates of deposit $100,000 and over                                             1,343,960      18,589     5.50
----------------------------------------------------------------------------------------------------------------------
  Total savings and time deposits2                                                   13,485,101     131,539     3.89
Demand deposits                                                                       3,114,639
----------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                     16,599,740
Short-term borrowings2                                                                2,456,274      31,811     5.13
Long-term debt2                                                                         667,062      11,968     7.18
Liability on acceptances                                                                  3,175
Other liabilities                                                                       307,527
----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                  20,033,778
----------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                          1,812,067
----------------------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity                                           21,845,845
                                                                                    ===========
Total interest-bearing liabilities                                                   16,608,437     175,318     4.21
Other sources - net                                                                   3,382,038
----------------------------------------------------------------------------------------------------------------------
Total Sources Of Funds                                                               19,990,475     175,318     3.49
                                                                                     ==========    ========     =====
Net Interest Spread                                                                                             3.75
Net Interest Income/Margin                                                                          222,977     4.47
=======================================================================================================================


1Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.
2Indicates earning asset or interest-bearing liability.
3Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Crestar Financial Corporation

                                                     Registrant



Date   May 15, 1997
                                            /s/ JAMES D. BARR
                                            --------------------------
                                            James D. Barr
                                            Executive Vice President,
                                            Controller and Treasurer