Form 10-Q
period 1997-06-30
CRESTAR FINANCIAL CORP
filed 1997-08-19
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                   Form 10-Q



                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1997

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

Yes     X   .    No          .
      -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at July 31, 1997
     Common Stock, $5 par value                          110,700,011

                 Crestar Financial Corporation And Subsidiaries

                                   Form 10-Q

                      For The Quarter Ended June 30, 1997



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

                    Consolidated Statements Of Changes In Shareholders' Equity............................

                    Notes To Consolidated Financial Statements............................................

          Item 2.   Management's Discussion And Analysis Of Financial Condition And
                    Results Of Operations:

                    Financial Commentary..................................................................

Part II.  Other Information

          Item 4.   Submission Of Matters To A Vote Of Security Holders...................................

          Item 6.   Exhibits And Reports On Form 8-K:

                    There were no reports on Form 8-K filed during the three months ended June 30, 1997.


Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries



Dollars in thousands, except share data                                  June 30,
                                                                  ------------------------    December 31,
Assets                                                                 1997           1996            1996
Cash and due from banks                                         $   974,362    $   949,496     $ 1,105,036
Securities held to maturity (note 2)                                715,516      1,063,843         967,510
Securities available for sale (note 3)                            3,518,420      4,028,278       4,318,349
Money market investments (note 4)                                 1,364,741        905,952         745,672
Mortgage loans held for sale                                        643,080        997,943         658,838
Loans (note 5):
  Business Loans:
    Commercial                                                    4,028,852      3,926,691       4,002,574
    Real estate - income property                                 1,289,423      1,254,398       1,242,097
    Real estate - construction                                      328,459        343,346         314,016
  Consumer Loans:
    Instalment                                                    4,093,346      3,700,770       4,060,174
    Bank card                                                     1,210,242      1,533,639       1,422,934
    Real estate - mortgage                                        3,308,393      2,946,439       3,007,910
----------------------------------------------------------------------------------------------------------
      Total Loans                                                14,258,715     13,705,283      14,049,705
  Less: Allowance for loan losses (note 6)                         (279,190)      (272,896)       (268,868)
----------------------------------------------------------------------------------------------------------
      Loans - net                                                13,979,525     13,432,387      13,780,837
----------------------------------------------------------------------------------------------------------
Premises and equipment - net                                        459,275        412,836         435,316
Customers' liability on acceptances                                   4,101         13,882           3,186
Intangible assets - net                                             172,280        188,859         180,420
Foreclosed properties - net (notes 5 and 7)                          34,243         34,747          27,515
Other assets                                                        944,260        634,756         639,262
----------------------------------------------------------------------------------------------------------
    Total Assets                                                $22,809,803    $22,662,979     $22,861,941
==========================================================================================================
Liabilities
Demand deposits                                                 $ 3,383,317    $ 3,134,570     $ 3,352,921
Interest-bearing demand deposits                                  5,748,638      5,816,764       5,913,373
Regular savings deposits                                          1,552,860      1,717,689       1,620,925
Domestic time deposits                                            4,317,373      5,023,650       4,643,409
Certificates of deposit $100,000 and over                           844,271        161,277         140,582
----------------------------------------------------------------------------------------------------------
  Total deposits                                                 15,846,459     15,853,950      15,671,210
Short-term borrowings (note 8)                                    3,841,043      3,988,801       4,116,051
Liability on acceptances                                              4,101         13,882           3,186
Other liabilities                                                   399,060        332,503         432,648
Long-term debt (note 9)                                             819,071        696,697         859,336
----------------------------------------------------------------------------------------------------------
    Total Liabilities                                            20,909,734     20,885,833      21,082,431
----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 200,000,000 shares
  at June 30, 1997 and December 31, 1996; 100,000,000 at
  June 30, 1996; outstanding 110,638,161 and 55,401,632 at
  June 30, 1997 and 1996, respectively; 109,869,886 at
  December 31, 1996                                                 553,191        277,008         549,350
Capital surplus                                                     261,789        489,408         227,079
Retained earnings                                                 1,114,028      1,061,638       1,024,365
Net unrealized loss on securities available for sale                (28,939)       (50,908)        (21,284)
----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                    1,900,069      1,777,146       1,779,510
----------------------------------------------------------------------------------------------------------
    Total Liabilities And Shareholders' Equity                  $22,809,803    $22,662,979     $22,861,941
==========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries



In thousands, except per share data               Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
Income From Earning Assets                                 1997          1996           1997          1996
Interest and fees on loans                             $301,991      $297,260       $597,537      $593,876
Interest on taxable securities held to maturity          10,182        13,477         22,217        27,665
Interest on tax-exempt securities held to maturity          700         1,328          1,757         2,711
Interest and dividends on securities available for sale  59,875        60,690        123,724       117,195
Income on money market investments                        2,248         3,993          6,912         6,833
Interest on mortgage loans held for sale                 10,618        16,152         22,258        30,446
----------------------------------------------------------------------------------------------------------
  Total income from earning assets                      385,614       392,900        774,405       778,726
----------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits                         42,939        42,096         84,753        85,821
Regular savings deposits                                  9,768        11,050         19,732        22,452
Domestic time deposits                                   53,450        66,152        108,513       136,563
Certificates of deposit $100,000 and over                11,608         2,150         18,486         3,599
----------------------------------------------------------------------------------------------------------
  Total interest on deposits                            117,765       121,448        231,484       248,435
Short-term borrowings                                    33,949        40,310         73,746        74,765
Long-term debt                                           15,591        12,519         31,206        25,250
----------------------------------------------------------------------------------------------------------
  Total interest expense                                167,305       174,277        336,436       348,450
----------------------------------------------------------------------------------------------------------
Net Interest Income                                     218,309       218,623        437,969       430,276
Provision for loan losses (note 6)                       36,000        24,430         65,698        46,660
----------------------------------------------------------------------------------------------------------
Net Credit Income                                       182,309       194,193        372,271       383,616
----------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts                      31,731        28,428         61,894        55,063
Trust and investment advisory income                     17,887        15,848         35,340        31,740
Bank card-related income                                  9,771        13,228         22,419        25,053
Other income                                             51,718        33,816         90,857        64,642
Securities gains (losses)                                   (91)          270          3,973         2,643
----------------------------------------------------------------------------------------------------------
  Total noninterest income                              111,016        91,590        214,483       179,141
----------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                       293,325       285,783        586,754       562,757
----------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                                        96,547        96,987        195,889       192,762
Occupancy expense - net                                  13,685        15,276         29,843        31,400
Equipment expense                                        11,462         9,528         21,281        19,010
Other expense                                            57,316        58,938        112,002       112,675
----------------------------------------------------------------------------------------------------------
  Total noninterest expense                             179,010       180,729        359,015       355,847
----------------------------------------------------------------------------------------------------------
Income Before Income Taxes                              114,315       105,054        227,739       206,910
Income tax expense (note 10)                             38,525        38,178         80,169        74,923
----------------------------------------------------------------------------------------------------------
Net Income                                             $ 75,790      $ 66,876       $147,570      $131,987
==========================================================================================================
Earnings Per Share
Primary                                                $    .68      $    .60       $   1.32      $   1.18
Fully diluted                                               .68           .60           1.32          1.18
==========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries



In thousands                                                                     Six Months Ended June 30,
                                                                                 -------------------------
                                                                                      1997            1996
Operating       Net Income                                                       $ 147,570       $ 131,987
Activities      Adjustments to reconcile net income to net cash used
                  by operating activities:
                    Provisions for loan losses, foreclosed properties and
                      other losses                                                  65,698          44,822
                    Depreciation and amortization of premises and equipment         23,361          22,848
                    Securities gains                                                (3,973)         (2,643)
                    Amortization of intangible assets                                8,433           8,275
                    Deferred income tax expense (benefit)                           (6,727)          7,267
                    Gain on sales of mortgage servicing rights                     (10,450)         (4,750)
                    Gain on sale and disposal of branches and other properties      (5,807)           (354)
                    Gain on sale of merchant card processing                       (17,325)              -
                    Net decrease (increase) in trading account                      (4,143)          3,368
                    Origination and purchase of loans held for sale             (1,683,708)     (2,086,676)
                    Proceeds from sales of loans held for sale                   1,234,527       1,776,934
                    Net decrease in accrued interest receivable,
                      prepaid expenses and other assets                             15,350         135,718
                    Net increase (decrease) in accrued interest payable, accrued
                      expenses and other liabilities                                18,442        (371,359)
                    Other, net                                                       4,902             545
                    --------------------------------------------------------------------------------------
                    Net cash used by operating activities                         (213,850)       (334,018)
----------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities held to maturity  265,758         160,166
Activities      Proceeds from maturities and calls of securities
                  available for sale                                               213,309         472,528
                Proceeds from sales of securities available for sale             1,966,411       2,049,371
                Purchases of securities held to maturity                           (11,957)       (119,328)
                Purchases of securities available for sale                      (1,557,756)     (2,828,719)
                Net increase in money market investments                          (614,926)       (393,052)
                Principal collected on non-bank subsidiary loans                    58,504          26,279
                Loans originated by non-bank subsidiaries                          (60,282)       (172,244)
                Net decrease in other loans                                         37,752         225,656
                Purchases of premises and equipment                                (60,937)        (27,818)
                Proceeds from the sale of foreclosed properties, mortgage
                  servicing rights and merchant card processing                     49,026          21,339
                Acquisitions of net assets of financial institutions                     -         138,628
                Other, net                                                          (3,018)        (25,837)
                ------------------------------------------------------------------------------------------
                    Net cash provided (used) by investing activities               281,884        (473,031)
----------------------------------------------------------------------------------------------------------
Financing       Net decrease in demand, interest-bearing demand and
Activities        regular savings deposits                                        (202,404)       (391,016)
                Net increase (decrease) in certificates of deposit                 377,653        (197,559)
                Net increase (decrease) in short-term borrowings                  (275,008)      1,170,639
                Principal payments on long-term debt                               (40,314)        (27,948)
                Cash dividends paid                                                (61,974)        (50,661)
                Common stock purchased and retired                                 (29,739)        (53,874)
                Proceeds from the issuance of common stock                          33,242          21,742
                Other, net                                                            (164)            (23)
                ------------------------------------------------------------------------------------------
                    Net cash provided (used) by financing activities              (198,708)        471,300
----------------------------------------------------------------------------------------------------------
Cash And        Decrease in cash and cash equivalents                             (130,674)       (335,749)
Cash            Cash and cash equivalents at beginning of year                   1,105,036       1,285,245
----------------------------------------------------------------------------------------------------------
Equivalents     Cash and cash equivalents at end of quarter                      $ 974,362       $ 949,496
==========================================================================================================


Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries



Dollars in thousands                                  Shareholders' Equity        Shares of Common Stock
                                                      -----------------------     ------------------------
                                                           1997          1996            1997         1996
Balance, April 1                                     $1,817,347    $1,779,959     110,299,785   55,575,728
Net Income                                               75,790        66,876               -            -
Cash dividends declared on common stock                 (32,309)      (26,778)              -            -
Change in net unrealized gain or loss on securities
  available for sale                                     28,627       (28,682)              -            -
Common stock purchased and retired                            -       (24,773)              -     (445,500)
Common stock issued:
  For dividend reinvestment plan                          7,589         5,337         212,354      105,736
  For thrift and profit sharing plan                        105            99           2,929        1,980
  For other stock compensation plans                        421           847          19,128       17,185
  Upon exercise of stock options (including tax benefit
    of $780 in 1997; $1,248 in 1996)                      2,499         4,261         103,965      146,503
----------------------------------------------------------------------------------------------------------
Balance, June 30                                     $1,900,069    $1,777,146     110,638,161   55,401,632
==========================================================================================================
Balance, January 1                                   $1,779,510    $1,785,588     109,869,886   55,382,341
Net Income                                              147,570       131,987               -            -
Cash dividends declared on common stock                 (32,309)      (50,661)              -            -
Change in net unrealized gain or loss on securities
  available for sale                                     (7,655)      (64,136)              -            -
Common stock purchased and retired                      (29,739)      (53,874)       (823,566)    (955,500)
Cash paid in lieu of fractional shares                     (164)          (86)         (4,736)      (1,484)
Common stock issued:
  For dividend reinvestment plan                         13,547        10,148         382,084      198,236
  For thrift and profit sharing plan                      6,662         6,604         184,848      118,747
  For other stock compensation plans                      2,267           965          72,807       19,313
  Upon exercise of stock options (including tax benefit
    of $7,347 in 1997; $5,621 in 1996)                   20,380        10,611         956,838      639,979
----------------------------------------------------------------------------------------------------------
Balance, June 30                                     $1,900,069    $1,777,146     110,638,161   55,401,632
==========================================================================================================

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1) General
The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1996 Annual Report and Form 10-K and First Quarter 1997 Financial Supplement and Form 10-Q.

On December 31, 1996 Crestar Financial Corporation (Crestar) merged with Citizens Bancorp (Citizens), a Maryland bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the second quarter and first six months of 1996, have been restated to include the combined results of Crestar and Citizens. During the fourth quarter of 1996, Crestar recorded a $50.0 million (pre-tax) charge in connection with the December 31, 1996 merger with Citizens. The charge consisted of $11.3 million in severance and other personnel costs, $18.2 million for facilities consolidations and branch closures, professional fees of approximately $5.4 million, and $15.1 million related to cancellation of contractual obligations and other merger-related expenses. An additional $1.5 million and $3.5 million in merger-related charges were accrued during the second quarter and first six months of 1997, respectively. Total cash payments of merger-related charges totaled $35.9 million through June 30, 1997. The balance of accrued merger-related charges totaled $17.7 million as of June 30, 1997.

Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $171,880,000 and $188,404,000 at June 30, 1997 and 1996,
respectively, and favorable lease rights of $400,000 and $455,000, respectively.

Capitalized mortgage servicing rights of $45.9 million and $45.8 million at June 30, 1997 and 1996, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $11 million were capitalized during the first six months of 1997. At June 30, 1997 and 1996 mortgage servicing rights were net of a related valuation allowance of $538,000. The activity in such valuation allowance was not material to the consolidated financial statements for the three and six months ended June 30, 1997 and 1996. The fair value of capitalized mortgage servicing rights was approximately $79 million at June 30, 1997. Amortization of capitalized mortgage servicing rights was approximately $6 million in the first six months of 1997.

During the second quarter and first six months of 1997, Crestar capitalized interest of $701,000 and $1.2 million, respectively, associated with construction in progress.

(2)  Securities Held To Maturity
The amortized cost (carrying values) and estimated market values of securities held to maturity at June 30 follow:



==========================================================================================================
In thousands                                                    1997                        1996
                                                      -----------------------      -----------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                     $197,788      $196,323     $  213,866    $  210,430
Mortgage-backed obligations of Federal agencies         464,173       464,524        756,400       751,053
Other taxable securities                                  3,034         3,025         13,231        13,277
States and political subdivisions                        50,521        51,444         80,346        80,818
----------------------------------------------------------------------------------------------------------
  Total securities held to maturity                    $715,516      $715,316     $1,063,843    $1,055,578
==========================================================================================================

(3)  Securities Available For Sale
The amortized cost and estimated market values (carrying values) of securities available for sale at June 30 follow:


==========================================================================================================
In thousands                                                   1997                        1996
                                                      ----------------------       -----------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                   $  604,863    $  599,569     $  561,770    $  553,142
Mortgage-backed obligations of Federal agencies       2,164,126     2,125,494      2,728,141     2,663,223
Other taxable securities                                546,437       544,686        615,488       640,728
Common and preferred stocks                             247,983       248,671        202,285       171,185
----------------------------------------------------------------------------------------------------------
  Total securities available for sale                $3,563,409    $3,518,420     $4,107,684    $4,028,278
==========================================================================================================


At June 30, 1997, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge the probable market value decline in a rising interest rate environment. The interest rate caps, which have a notional balance of $1.75 billion, have a cost basis of $15.1 million and a market value of $7.0 million at June 30, 1997. The cost basis of the interest rate caps is being amortized as a reduction of interest income on securities available for sale.


(4)  Money Market Investments
Money market investments at June 30 included:


===========================================================================
In thousands                                             1997          1996
Securities purchased under agreements to resell    $1,095,300      $610,000
Federal funds sold                                    163,506       194,279
Time deposits                                          75,042        75,030
U.S. Treasury securities                                8,263        10,838
Trading account securities                             11,706         1,555
Other                                                  10,924        14,250
---------------------------------------------------------------------------
  Total money market investments                   $1,364,741      $905,952
===========================================================================

(5)  Nonperforming Assets And Impaired Loans

Nonperforming assets at June 30 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more not shown below totaled $58.7 million and $58.0 million at June 30, 1997 and 1996, respectively.


==============================================================================
In thousands                                                1997          1996
Nonaccrual loans                                         $57,813      $ 88,156
Foreclosed properties - net                               34,243        34,747
------------------------------------------------------------------------------
  Total nonperforming assets                             $92,056      $122,903
==============================================================================

Transfers from nonperforming loans to foreclosed properties (non-cash additions) were $7.5 million and $6.0 million in the first six months of 1997 and 1996, respectively. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and their allocated valuation allowances at June 30, 1997 and 1996 were $12.1 million with an allowance of $2.2 million and $38.5 million with an allowance of $6.1 million, respectively. All impaired loans had an allocated valuation allowance at June 30, 1997 and 1996. Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at June 30, 1997. The average recorded investment in impaired loans for the six months ended June 30, 1997 and 1996 was $22.8 million and $33.4 million, respectively. There was no material interest income recognized on impaired loans in the three and six months ended June 30, 1997 and 1996.


(6)  Allowance For Loan Losses
Transactions in the allowance for loan losses for the three months and six months ended June 30 were:


==========================================================================================================
In thousands                                                Three Months                 Six Months
                                                       ----------------------       ----------------------
                                                           1997          1996           1997          1996
Beginning balance                                      $268,870      $273,957       $268,868      $274,430
----------------------------------------------------------------------------------------------------------
Charge-offs                                             (33,341)      (33,159)       (70,416)      (62,418)
Recoveries                                                7,661         8,168         15,040        15,112
----------------------------------------------------------------------------------------------------------
  Net charge-offs                                       (25,680)      (24,991)       (55,376)      (47,306)
Provision for loan losses                                36,000        24,430         65,698        46,660
Allowance from acquisitions and other activity - net          -          (500)             -          (888)
----------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                10,320        (1,061)        10,322        (1,534)
----------------------------------------------------------------------------------------------------------
Ending balance                                         $279,190      $272,896       $279,190      $272,896
==========================================================================================================


(7)  Allowance For Foreclosed Properties
Transactions in the allowance for losses on foreclosed properties for the three months and six months ended June 30 were:


==========================================================================================================
In thousands                                                 Three Months                 Six Months
                                                        ---------------------        ---------------------
                                                           1997          1996           1997          1996
Beginning balance                                       $18,076       $13,103        $18,449       $13,574
----------------------------------------------------------------------------------------------------------
Provision for foreclosed properties                           -          (450)             -          (388)
Write-downs                                                 (91)         (140)          (464)         (202)
Allowance from acquisitions - net                             -             -              -          (471)
----------------------------------------------------------------------------------------------------------
  Net decrease                                              (91)         (590)          (464)       (1,061)
----------------------------------------------------------------------------------------------------------
Ending balance                                          $17,985       $12,513        $17,985       $12,513
==========================================================================================================

(8)  Short-Term Borrowings
Short-term borrowings, exclusive of deposits, with maturities of less than one year at June 30 were:


============================================================================
In thousands                                           1997             1996
Federal funds purchased                          $1,463,056       $2,579,501
Securities sold under repurchase agreements       1,053,541          563,707
Federal Home Loan Bank borrowings                   575,000          640,000
U.S. Treasury demand notes                          499,401              931
Notes payable                                       247,911          202,558
Other                                                 2,134            2,104
----------------------------------------------------------------------------
  Total short-term borrowings                    $3,841,043       $3,988,801
============================================================================

The Corporation paid $286,096,000 and $318,342,000 in interest on deposits and short-term borrowings in the first six months of 1997 and 1996, respectively.

(9)  Long-Term Debt
Long-term debt at June 30 included:



==========================================================================================================
In thousands                                                                         1997             1996
4 3/8-7 3/8% Federal Home Loan Bank obligations payable through 2015             $271,601         $345,272
8 3/4% Subordinated notes due 2004                                                149,712          149,674
8 1/4% Subordinated notes due 2002                                                125,000          125,000
8 5/8% Subordinated notes due 1998                                                 49,992           49,981
7 7/8-11 1/4% Collateralized mortgage obligation bonds maturing through 2019       13,661           16,734
7-8 1/4% Mortgage indebtedness maturing through 2009                                8,162            8,981
8 5/8-14 3/8% Capital lease obligations maturing through 2006                         943            1,055
Crestar Capital Trust I preferred stock                                           200,000                -
----------------------------------------------------------------------------------------------------------
  Total long-term debt                                                           $819,071         $696,697
==========================================================================================================

The Corporation paid $31,202,000 and $25,677,000 in interest on long-term debt in the first six months of 1997 and 1996, respectively. There were no new capital lease agreements in the second quarter of 1997.

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

(10)  Income Taxes
The current and deferred components of income tax expense allocated to continuing operations for the three months and six months ended June 30 in the accompanying consolidated statements of income were:


==========================================================================================================
In thousands                                                Three Months                  Six Months
                                                        ---------------------        ---------------------
                                                           1997          1996           1997          1996
Current:
  Federal                                               $41,917       $31,910        $81,499       $64,605
  State and local                                         1,927         1,161          5,397         3,051
----------------------------------------------------------------------------------------------------------
    Total current tax expense                            43,844        33,071         86,896        67,656
----------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                (5,287)        3,819         (6,419)        5,660
  State and local                                           (32)        1,288           (308)        1,607
----------------------------------------------------------------------------------------------------------
    Total deferred tax expense (benefit)                 (5,319)        5,107         (6,727)        7,267
----------------------------------------------------------------------------------------------------------
Total income tax expense                                $38,525       $38,178        $80,169       $74,923
==========================================================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and six months ended June 30 were:


===========================================================================================================
In thousands                                   Three Months                        Six Months

                                           1997              1996              1997             1996
                                      --------------    --------------    --------------    --------------
                                        Amount     %      Amount     %      Amount     %      Amount     %
Income before income taxes            $114,315           $105,054         $227,739           $206,910
-----------------------------------------------------------------------------------------------------------
Tax expense at statutory rate           40,011   35.0      36,769  35.0     79,709   35.0      72,419  35.0
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes
  resulting from:
    Tax-exempt interest and dividends   (2,198)  (1.9)     (1,782) (1.7)    (3,900)  (1.7)     (3,609) (1.7)
    Nondeductible interest expense         447     .4         181    .2        876     .4         393    .2
    Amortization of goodwill             1,035     .9       1,036   1.0      2,080     .9       2,082   1.0
    State income taxes                   1,232    1.1       1,592   1.5      3,308    1.5       3,028   1.5
    Other - net                         (2,002)  (1.8)        382    .3     (1,904)   (.8)        610    .2
-----------------------------------------------------------------------------------------------------------
Total increase (decrease) in taxes      (1,486)  (1.3)      1,409   1.3        460     .2       2,504   1.2
-----------------------------------------------------------------------------------------------------------
Total income tax expense               $38,525   33.7    $ 38,178  36.3    $80,169   35.2    $ 74,923  36.2
===========================================================================================================


The Corporation made income tax payments of $77,199,000 and $72,662,000 during the first six months of 1997 and 1996, respectively. At June 30, 1997, the Corporation had a net deferred income tax asset of $120,086,000. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

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

   Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Similar to direct lending, these commitments are subject to the Corporation's loan approval and review procedures and policies. Based upon management's review, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, securities, real estate and inventory. Crestar receives a commitment fee for entering into such agreements. Legally binding, unfunded commitments to extend credit were $9.7 billion and $7.7 billion at June 30, 1997 and 1996, respectively.

   Standby letters of credit, which are conditional commitments to extend credit, guarantee the performance of customers to a third party. Crestar's outstanding standby letters of credit were $400 million at June 30, 1997.

   Recourse obligations on mortgage loans serviced of $1.6 billion at June 30, 1997 included $982 million which was insured by agencies of the Federal government or private insurance companies. Crestar maintained an allowance of $309,000 at June 30, 1997 based on estimates of future losses on this contractual recourse liability.

   For interest rate risk management purposes at June 30, 1997, Crestar was using interest rate (fixed receive) swaps with notional balances of $900 million and $250 million to convert floating rate commercial and instalment loans, respectively, to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.75 billion and $200 million to hedge the market value of fixed rate securities available for sale and real estate income property loans, respectively, and $465 million to minimize interest rate risk associated with rising rates on floating rate money market deposits. Crestar was using interest rate floors with notional balances of $1 billion and $250 million to hedge the fair value of fixed rate domestic time deposits and the prepayment risk associated with fixed rate real estate mortgage loans, respectively. The carrying value and net unrealized loss on these swaps, caps and floors were $31.5 million and $18.2 million at June 30, 1997, respectively. Crestar also serves as a financial intermediary in interest rate swap, cap and collar agreements, providing interest rate risk management services to customers. As a financial intermediary, Crestar had $86.8 million in offsetting swap, $53.8 million in offsetting cap and $10 million in offsetting collar agreements at June 30, 1997.

   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost of approximately $23.6 million, less collateral held of approximately $9 million, plus an amount for prospective market movement. Four counterparties constituted 15%, 13%, 12% and 10% of the estimated credit and market exposure of $71.7 million at June 30, 1997.

   Crestar also had forward agreements outstanding at June 30, 1997, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded. The net unrealized loss on such forward agreements, which had a notional balance of $978 million, was $4.9 million at June 30, 1997.

   As previously reported, in November 1996 a purported class action lawsuit was brought against Crestar Mortgage Corporation (CMC), an affiliated subsidiary of the Corporation, alleging that compensation paid to mortgage brokers in the form of "yield spread premium" violated the Real Estate Settlement Procedures Act (RESPA) prohibition on referral fees. The suit was similar to a number of other suits brought against mortgage lenders nationwide. This suit was recently settled on a basis favorable to Crestar after plaintiffs' motion for class certification was denied. Management, in consultation with legal counsel, is of the opinion that there is no other pending or threatened litigation that could, individually or in the aggregate, have a material impact on the Corporation's financial condition or financial statements beyond liabilities established for this purpose.

Financial Commentary

Crestar Financial Corporation and Subsidiaries

Information contained in the following "Financial Commentary," other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the Corporation's interest rate risk position, credit and economic trends on both a regional and national basis, technological change, the number and size of competitors in the Corporation's market, and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. Such statements are provided to assist the reader in understanding anticipated future financial operations, and are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. The Corporation's actual results may differ materially from those projected in forward-looking statements.

Overview
(Tables 1, 2 and 12)
Crestar Financial Corporation (Crestar) reported net income of $75.8 million for the quarter ended June 30, 1997, an increase of $8.9 million or 13% over net income earned in the second quarter of 1996. For the first six months, earnings were $147.6 million in 1997, an increase of 12% from the $132.0 million earned in 1996. These increases reflect the continued positive effects of growth in noninterest income and management of controllable expenses. Earnings per common share were $.68 for the second quarter of 1997, compared to $.60 in 1996. For the first six months of 1997, earnings per common share were $1.32, an increase of 12% from the $1.18 per share recorded in the first six months of 1996. The predominant items affecting the change in earnings per share are given in Table
2. Each item is net of applicable federal income taxes.

   Net income for the second quarter of 1997 includes a pre-tax gain of $17.3 million from the sale, effective May 1, of Crestar's merchant bank card processing operations to Nova Information Systems, Inc. (Nova). Crestar has formed an exclusive marketing alliance with Nova which will benefit commercial and small business customers through Nova's card acceptance products and technology. The sale will have no material impact on Crestar's ongoing operations.

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

Mergers And Acquisitions
On June 23, 1997, Crestar announced that it had reached a definitive agreement to acquire American National Bancorp, Inc. (American National) in a purchase transaction expected to be completed during the fourth quarter of 1997. American National is the holding company for American National Savings Bank, F.S.B., a Baltimore-based thrift institution with approximately $500 million in total assets, $330 million in deposits and 10 branches serving the Baltimore metropolitan area. Upon completion of the merger, American National will become part of Crestar's Baltimore-based Maryland Region, which currently includes 35 Crestar branches.

   Under terms of the purchase agreement, American National shareholders will receive approximately $20.25 per common share, in Crestar common stock or cash, for each share of American National common stock held. There are approximately
3.6 million shares of American National common stock outstanding. Crestar intends to purchase in the open market any Crestar shares issued in the transaction. The acquisition is subject to approval by bank regulatory authorities and American National shareholders.

Profitability Measures And Capital Resources
(Table 1)
Increased earnings in both the second quarter and the first six months of 1997 resulted in improvements in key profitability measures over 1996. Return on average assets was 1.42% in the second quarter, and 1.37% for the first six months of 1997, compared to 1.23% for both the second quarter and first six months of 1996. Return on average equity was 16.48% for the second quarter of 1997, compared to 15.20% for the second quarter of 1996. For the first six months of 1997, return on average equity was 16.27%, compared to 14.93% for the first six months of the previous year.

   Average equity to assets of 8.64% for the second quarter of 1997 compared to 8.10% in the second quarter of 1996. Average equity to assets for the first six months of 1997 was 8.45%, compared to 8.22% for the same period of 1996. Period-end equity to assets of 8.33% at June 30, 1997 compared to a June 30, 1996 ratio of 7.84%.

   Risk-based capital ratios are another measure of capital adequacy. At June 30, 1997, Crestar's consolidated risk-adjusted capital ratios were 10.7% for Tier 1 and 13.5% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 9.3% at June 30, 1997 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 7.63% at June 30, 1997. Under Federal Deposit Insurance Corporation (FDIC) rules, Crestar's sole subsidiary bank (Crestar
Bank) was considered "well-capitalized" as of June 30, 1997, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.

   Crestar has filed shelf registration statements with the Securities and Exchange Commission pertaining to the possible future issuance of securities. Under currently effective registration statements, Crestar may issue in the future approximately $300 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

Net Interest Margin And Net Interest
Income
(Tables 3 and 13)
Crestar's net interest margin for the second quarter of 1997 was 4.58%, an improvement of 10 basis points from the margin recorded in the second quarter of 1996. The improvement was due to favorable changes in both the composition of and rates paid on funding sources. These factors served to offset the impact of unfavorable changes in the composition of earning assets, yields earned on such assets, and a negative impact from off-balance sheet derivative transactions.

   Rates paid on total interest-bearing deposits averaged 3.77% during the second quarter of 1997, down 7 basis points from the second quarter of 1996. This decline was primarily driven by a decrease of 29 basis points on average rates paid on domestic time deposits, which decreased from 5.27% in the second quarter of 1996 to 4.98% in the second quarter of 1997. While rates paid on interest-bearing demand deposits and on certificates of deposits of $100,000 and over increased from the second quarter of 1996, the impact of the higher rates paid were more than offset by declining rates on the Corporation's domestic time deposits and on regular savings deposits. Yields on short-term borrowings and long-term debt were up from the levels of second quarter 1996 by 13 and 31 basis points, respectively. The average rate paid on Crestar's total sources of funds in the second quarter of 1997 was 3.47%, reflecting a decline of 7 basis points from the same period of 1996.

   The yield on average loans decreased 9 basis points from the second quarter of 1996, to 8.65%. Average rates on bank card loans increased from 12.51% in the second quarter of 1996 to 14.39% in the second quarter of 1997, in part due to the expiration of low introductory loan interest rates on selected bank card accounts. Yields on real estate-income property loans also increased from second quarter 1996 results, while all other loan categories displayed lower yields. A lower interest rate environment for most consumer loans in the second quarter of 1997, compared to the second quarter of 1996, resulted in lower yields on instalment and real estate-mortgage loan balances.

   Yields on money market investments were 5.65% for the second quarter of 1997 versus 5.30% for the second quarter of 1996, in part reflecting a higher average federal funds rate on overnight deposits. Average rates on securities available for sale were 6.32% in second quarter 1997, versus 6.31% in the same period of 1996. Average yields also increased on the smaller securities held to maturity portfolio. In total, interest rate spreads had a positive impact of 16 basis points on Crestar's second quarter 1997 net interest margin, when compared to the second quarter of 1996.

   Changes in the earning asset mix decreased the second quarter 1997 net interest margin by approximately 10 basis points when compared to the second quarter of 1996. Loans as a percentage of total earning assets increased from an average of 69% during the second quarter of 1996 to 73% for the same period of 1997. Average total loans were $14.1 billion during the second quarter of 1997, compared to $13.8 billion during the second quarter of 1996. However, changes in the composition of average loan balances negatively impacted net interest margins. Average bank card loans, the highest yielding loan category, experienced a decline of $330 million, or 21%, during the second quarter of 1997 when compared to the same period of 1996. Marketing efforts directed to new accounts have been curtailed from previous levels, in light of higher industry-wide delinquency statistics. Account balances have also declined as a result of the expiration of introductory low interest rates on some bank card products. Lower yielding secured consumer loans (instalment and real estate mortgage loans) experienced significant growth during the second quarter of 1997. Average instalment loan balances increased by $410 million or 11% during this period, with average real estate-mortgage loans increasing $204 million, or 7%, from second quarter of 1996. Average business loans for the second quarter were relatively unchanged from prior year balances, experiencing a net 1% increase. Average money market investments decreased, from $303 million in the second quarter of 1996 to $161 million for the same quarter of 1997. Decreases in average balances of mortgage loans held for sale reflect lower origination volume in Crestar's mortgage banking subsidiary, coupled with shorter holding periods for loans held for sale. Average balances in the second quarter of 1997 were $551 million, representing 3% of average total earning assets during this period. Average balances for mortgage loans held for sale during the second quarter of 1996 totaled $864 million.

   Favorable changes in the composition of Crestar's funding sources resulted in a positive impact to the second quarter 1997 net interest margin of 6 basis points, in comparison to second quarter 1996 results. Total sources of funding needed for earning assets levels declined by 2% from second quarter of 1996 to the second quarter of 1997. Average total deposits for the second quarter of 1997 decreased by $159 million, a 1% decrease over second quarter 1996 average balances. Average balances of domestic time deposits, which include consumer certificates of deposits, declined $746 million or 15% from the levels of the second quarter of 1996. Balances of interest bearing demand deposits and regular savings deposits were also lower in comparison to second quarter 1996 balances, while certificates of deposits of $100,000 and over were higher by approximately $671 million. Growth in average balances of non-interest bearing demand deposits and in shareholders equity were an important reason for overall favorable change in the composition of funding sources. Net non-interest bearing sources of funds represented 18% of total funding sources in the second quarter of 1997, versus 16% during the second quarter of 1996. Interest-bearing deposits represented 65% of total funding sources in both the second quarter of 1997 and 1996. Coupled with the impact of changes to Crestar's earning asset mix, changes in the composition of funding sources resulted in a net 4 basis point decrease in the second quarter 1997 net interest margin, versus the second quarter of 1996, arising from total changes in Crestar's total balance sheet mix.

   Off-balance sheet hedge transactions resulted in a decrease in net interest income of $1.3 million during the second quarter of 1997, which was composed of a $0.8 million decrease in interest income and a $0.5 million increase in interest expense, based on the underlying asset or liability being hedged. In the second quarter of 1996 the comparable impact of hedging activity was an increase to Crestar's net interest income of $1.1 million, which consisted of a $1.1 million increase in interest income and a negligible decrease in interest expense. In comparison to second quarter 1996, such off-balance sheet transactions had a negative impact of 4 basis points on second quarter 1997's net interest margin. The impact of nonperforming assets and recognition of loan fees on second quarter 1997's net interest margin, in comparison to the same period of 1996, was a positive impact of approximately 2 basis points.

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

   A 2% decline in average earning assets, when coupled with the 10 basis point increase in Crestar's net interest margin, resulted in net interest income for the second quarter of 1997 decreasing by $0.3 million, virtually the same as the second quarter of 1996. Similarly, tax-equivalent net interest income was stable during this period. For the first six months, tax equivalent net interest income increased 2% over 1996 as a result of a 10 basis point increase in the net interest margin, which more than offset a slight decrease in average earning assets. Most factors contributing to the increased year-to-date margin mirror those previously discussed. Changes to the earning assets mix for the year-to-date period had a unfavorable impact of 15 basis points, while changes to the funding mix resulted in an 2 basis point positive impact to the year-to-date margin. Favorable interest rate spreads for the comparable six month period increased net interest margin by 24 basis points. Off-balance sheet hedge transactions had a negative impact on the margin, in comparison to year-to-date 1996 results, of approximately 3 basis points. Off-balance sheet hedge transactions resulted in a decrease to net interest income of $2.3 million during the first six months of 1997, which was composed of a $1.4 million decrease in interest income and a $0.9 million increase in interest expense, based on the underlying asset or liability being hedged. In the first six months of 1996 the comparable impact of hedging activity was an increase to Crestar's total interest income of $1.8 million, which consisted of a $1.8 million increase in interest income and a negligible decrease in interest expense. Other positive factors, impacting the margin by a combined 2 basis points, were improved levels of nonperforming assets and increases in the amortization of loan fees recognized as interest income.

Risk Exposures And Credit Quality
(Tables 4 and 5)
The allowance for loan losses was $279 million at June 30, 1997, representing 1.96% of period-end loans, 303% of period-end nonperforming assets, and a 483% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $58.7 million at June 30, 1997, with consumer loans representing 93% of this balance.

   At June 30, 1997, nonperforming assets of $92.1 million were down $30.8 million or 25% from June 30, 1996, and down $16.9 million or 16% from December 31, 1996. The ratio of nonperforming assets to loans and foreclosed properties at June 30, 1997 was 0.64%, compared to 0.77% at December 31, 1996 and 0.89% at June 30, 1996. Future operating results could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, or adverse changes in credit quality.

   The provision for loan losses was $36.0 million for the second quarter of 1997, an increase of $11.6 million from the $24.4 million provision expense recorded in the second quarter of 1996. Provision expense in the first quarter of 1997 was $29.7 million. The higher provision expense for the second quarter of 1997 had the effect of increasing the allowance for loan losses, as a percentage of outstanding period-end loans, from 1.89% at March 31, 1997 to 1.96% at June 30, 1997. Net charge-offs totaled $25.7 million in the second quarter of 1997, compared to $25.0 million in the comparable period of 1996. Net charge-offs as a percentage of average loans were 0.73% for the second quarter of 1997, compared to 0.73% in the same period of 1996, and 0.86% for the first quarter of 1997. Business loans experienced net recoveries of $1.0 million in the second quarter of 1997, compared to net recoveries of $0.3 million in the comparable quarter of 1996. Consumer loan net charge-offs totaled $26.7 million in the second quarter of 1997, compared to net charge-offs of $29.7 million in the first quarter of 1997 and $25.3 million in the second quarter of 1996.

   The largest proportion of net loan charge-offs during the second quarter of 1997, and for the first six months of 1997, occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $22.9 million in the second quarter of 1997, compared to $23.4 million in the first quarter of 1997 and $20.2 million in 1996's second quarter. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 7.45% in the second quarter of 1997, 6.98% for the first quarter of 1997, and 5.19% in the second quarter of 1996. This increase in the ratio of bank card net charge-offs to average bank card loans is partially attributable to both a decrease in outstanding bank card loan balances and the current trend of adverse payment performance by consumers, a trend similar to that evidenced by high nationwide delinquency statistics. The increase also reflects the prior growth of Crestar's bank card loan portfolio, especially during 1994 and 1995. The delinquency and loss characteristics of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. A bank card portfolio will, therefore, generally produce higher net charge-off levels as the newer loans "season." Crestar is encouraged by the decline in the balance of bank card loan charge-offs in the second quarter of 1997 versus the prior quarter. However, a factor in the increase in the loan provision expense incurred during the second quarter of 1997 is the aforementioned level of industry-wide consumer (including bank card) loan delinquency statistics and the uncertainty surrounding those measures.

   Net loan charge-offs of instalment loans experienced a decline during the second quarter of 1997, totaling $3.0 million versus $5.5 million in the first quarter of 1997 and $4.8 million in the second quarter of 1996. Net charge-offs for real estate-mortgage loans were $0.8 million for the second quarter of 1997.

   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers and investors. REDI outstanding balances have remained fairly constant in 1997 and totaled $1.7 billion at June 30, 1997. This balance represented 12% of the total loan portfolio at that date. At both December 31, 1996 and at March 31, 1997, REDI loan balances also constituted 12% of the total loan portfolio. REDI nonperforming assets were $46.0 million at June 30, 1997, compared to $61.8 million at December 31, 1996 and $53.6 million at March 31, 1997.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans at June 30, 1997, not included in Table 5, totaled approximately $123 million. Over 90% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were approximately $191 million at June 30, 1996 and $153 million at December 31, 1996. Fluctuations in potential problem loans balances from quarter to quarter should be viewed in the context of the size of Crestar's total loan portfolio, which totaled $14.3 billion at June 30, 1997.

Noninterest Income And Expense
(Table 6)
Noninterest income totaled $111.0 million in the second quarter of 1997, a $19.4 million or 21% increase over the second quarter period of 1996. Excluding securities gains and losses, noninterest income increased $19.8 million or 22% over second quarter 1996 results. As previously noted, Crestar recorded a gain of $17.3 million (pre-tax) during the second quarter of 1997 from the sale of merchant bank card processing operations.

   Significant growth was experienced in several noninterest income categories. Deposit account fee income for the three months ended June 30, 1997 was up $3.3 million, or 12%, from the results of the second quarter of 1996. Trust and investment advisory income increased 13% from second quarter 1996 levels, reflecting growth in assets under trust. Other service charges and fees totaled $8.7 million for the second quarter of 1997, representing an increase of 20% over second quarter 1996 results.

   Bank card-related noninterest income declined to $9.8 million in the second quarter of 1997, down from the $13.2 million recognized in the same period of 1996. The decline is primarily attributable to the sale of Crestar's merchant bank card processing operations, effective May 1, 1997. Reflecting lower overall levels of mortgage originations within the mortgage banking industry, Crestar's mortgage origination income for the second quarter of 1997 totaled $2.4 million, or $2.8 million lower than the results reported in the second quarter of 1996. Mortgage servicing income totaled $3.6 million for the second quarter of 1997, representing a decrease of $0.5 million from second quarter 1996 results. Gains on sale of mortgage servicing rights totaled $4.0 million in the second quarter of 1997, compared to $0.8 million in the second quarter of 1996. Miscellaneous income for the second quarter of 1997 includes a gain of $4.6 million recognized on the sale of selected real estate-mortgage loans. Miscellaneous income for the second quarter of 1996 results include a gain of $2.8 million from the sale of loans.

   Noninterest expense decreased $1.7 million, or 1%, in the second quarter of 1997 when compared to the same period of 1996. Noninterest expense in the quarter included $4.3 million of costs incurred in an ongoing project to prepare Crestar's data processing systems for "Year 2000" compatibility. The second quarter results also include $1.5 million in non-recurring expenses related to the merger with Citizens Bancorp and related system conversions. Excluding these non-recurring expenses and forecloses properties expense, noninterest expense for the second quarter of 1997 was $8.0 million less than the second quarter of 1996. The reduction in expenses was primarily attributable to achieving cost savings from the Citizens merger, which was accounted for as a pooling-of-interests business combination. Total personnel costs, Crestar's largest expense category, were $96.5 million in the three month period ended June 30, 1997, basically flat in comparison to the same period of 1996. Decreases in FDIC insurance premium rates, effective in the fourth quarter of 1996, led to lower FDIC premium expense compared to second quarter 1996 results. FDIC insurance expense totaled $0.7 million in the second quarter of 1997, versus $3.4 million for the same period of 1996.

   Foreclosed properties expense for the quarter ended June 30, 1997 was $0.6 million, compared to an expense of $0.1 million in the quarter ended June 30, 1996. For the six month period ended June 30, 1997, foreclosed properties expense was of $1.4 million, compared to a net recovery of $1.2 million for the first six month of 1996.

   The effective tax rate for second quarter and first six months of 1997 was 33.7% and 35.2%, respectively, compared to 36.3% and 36.2% for the comparable periods of 1996. Crestar's effective tax rate was favorably impacted by the recognition of tax benefits relating to prior years, and lower state income tax expense. Financial statement note 10 contains additional information concerning income taxes.

   As noted above, second quarter 1997 noninterest expense includes $4.3 million of costs incurred in preparing the Corporation's data processing systems to be "Year 2000" compatible. Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and data processing when the year 2000 begins. The total cost for this conversion and testing process is estimated to be between $22 and $27 million, with the majority of costs expected to be incurred during fiscal 1998. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the related assets. However, the majority of costs will be expensed as incurred.

Financial Condition
(Table 7)
Crestar's assets totaled $22.8 billion at June 30, 1997, compared to $22.9 billion in assets at December 31, 1996, and $22.7 billion at June 30, 1996. Loans totaled $14.3 billion at June 30, 1997, compared to $14.0 billion at year-end 1996. Total deposits were $15.8 billion at June 30, 1997 compared to $15.7 billion at December 31, 1996. Total deposits were up slightly from year-end 1996. Increased competition for deposits resulted in declines in some deposit categories, including interest-bearing demand deposits and domestic time deposits. The consolidation of certain branches acquired in the December 31, 1996 merger with Citizens has also resulted in declines in some deposit categories.

   With respect to the securities held to maturity portfolio, carrying value exceeded the market value at June 30, 1997 by $0.2 million, consisting of approximately $4.4 million in unrealized gains and $4.6 million in unrealized losses. At June 30, 1997, the amortized cost of securities available for sale exceeded the fair value of such securities by $45.0 million, consisting of approximately $6.5 million in unrealized gains and $51.5 million in unrealized losses. Shareholders' equity at June 30, 1997 reflects a $28.9 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to a decrease of $21.3 million at December 31, 1996 arising from net unrealized losses on securities available for sale. At June 30, 1996, Crestar's shareholders' equity reflected a $50.9 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and purchases, sales, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on the future operating results or liquidity of Crestar.

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

   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. Approximately 60% (market value) of Crestar's securities available for sale portfolio, and 65% (amortized cost) of the Corporation's securities held to maturity portfolio, was composed of mortgage-backed obligations of Federal agencies as of June 30, 1997. This category includes mortgage-backed securities of Federal agencies, as well as CMO securities guaranteed by Federal agencies such as the Federal Hove Loan Mortgage Corporation. Securities classified as "Other taxable securities" can include non-government CMO securities, corporate debt securities, and corporate obligations securitized by credit card and instalment loans. Other taxable securities classified as available for sale at June 30, 1997 included $540 million (market value) of non-government CMO securities.

   During the second quarter of 1997, Crestar sold approximately $470 million of securities classified as available for sale, generating securities losses of $91 thousand. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation. Securities gains recorded in the second quarter of 1996 totaled $270 thousand.

   During the second quarter, Crestar announced a common stock dividend increase, effective with the dividend paid on May 21, 1997, to $.29 per share. This represents a 7% increase from the previous quarterly dividend rate of $.27 per share. The second quarter 1997 dividend per share reflects an increase of 12% over the common stock dividend of $.26 declared and paid during the second quarter of 1996.

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

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 57% of total funding sources at June 30, 1997, compared to 59% of total funding sources at December 31, 1996 and 61% at June 30, 1996. As an additional indication of adequate liquidity, securities available for sale represented 17%, and money market investments an additional 7%, of Crestar's total earning assets at June 30, 1997.

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

   The primary tool used to assess the interest rate exposure of capital is the quantification of a fair value of shareholders' equity. Fair value of equity consists of the present value of all future cash flows from assets, liabilities and off-balance sheet items. Potential changes in the fair value of equity are calculated by projecting cash flows and then computing present values under numerous interest rate scenarios. The fair value calculations include the valuation of instruments with option characteristics, using numerous interest rate path valuations and mathematical rate simulation techniques. Crestar has been developing this tool and is incorporating it as its primary component of interest rate risk management. However, the Corporation's measurement and interpretation process for fair value models continues to be in a developmental stage.

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

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Based on the most recent simulations as of June 30, 1997, Crestar's projected net income under the consensus interest rate scenario for the next nine months would decrease by approximately 6% in a high interest rate scenario, and would increase by approximately 1% in a low interest rate scenario. These projections were within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment under the high, low and consensus interest rate scenarios.

   A third interest rate risk tool used by Crestar is the interest rate "gap", or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 8, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 1997. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $5.2 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, interest rate gap.

   In addition to the traditional gap measurement presentation, Table 8 also presents interest sensitivity on an adjusted basis. These beta adjustments are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates, such as rates paid on short-term commercial notes. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of the Corporation's commercial demand deposit balances to the level of interest rates. This adjustment, based on historical trends and estimated as a percentage of commercial interest bearing demand deposits, reflects a greater sensitivity on the part of commercial demand deposits to fluctuating interest rates than experienced with consumer deposits. On a cumulative twelve-month basis, Crestar had a liability sensitive "adjusted gap" at June 30, 1997, with $0.7 billion excess of interest-sensitive sources of funds over uses of funds. In comparison, the level of total earning assets at June 30, 1997 was $20.5 billion. The static and adjusted gap do not include $1.25 billion (notional amount) of interest rate floors that would potentially offset the effect of falling interest rates on the fair value of fixed rate domestic time deposits and on prepayment risk within the Corporation's fixed rate real estate - mortgage loan portfolio. In addition, the static gap and adjusted gap do not include $2.41 billion (notional amount) of interest rate caps that would potentially offset the effect of rising interest rates on various earning assets and funding sources (see Table 9).

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

   Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at June 30, 1997 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. The majority of Crestar's outstanding interest rate cap instruments are utilized to mitigate the declines in market value that can be experienced by fixed interest rate securities in a rising interest rate environment. The majority of outstanding interest rate floor instruments hedge the fair value of fixed rate domestic time deposits in a declining interest rate environment. Table 9 provides further details on Crestar's outstanding derivative instruments at June 30, 1997. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure. Crestar's direct credit exposure is generally limited to the estimated replacement cost of those instruments in a gain position. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered an acceptable risk. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative losses at June 30, 1997, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio. During the second quarter of 1997, Crestar terminated prior to maturity certain interest rate cap agreements with a notional value of $200 million being used as hedges against interest rate risk. Gains upon termination, which were not material, are included in securities gains and losses in the consolidated statement of income. The Corporation had no unamortized deferred gain or loss at June 30, 1997 from terminated derivative instruments. The terminations reflect decisions by ALCO to refine balance sheet management strategies. Additional terminations of derivative instruments prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.

   The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $4.8 billion at June 30, 1997. Forward contracts with a notional amount of $1.0 billion, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at June 30, 1997, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $5.8 billion at June 30, 1997. Tables 9, 10, and 11 present information regarding fair values, maturity, average rates, and activity as of and for the six month period ending June 30, 1997 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $23.1 million as of June 30, 1997. Financial statement note 11 contains additional information pertaining to these types of agreements.

New Accounting Standard
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which is required to be adopted on December 31, 1997. At that time, Crestar will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the requirements of SFAS 128, the primary earnings per share calculation will be replaced with a "basic" earnings per share calculation, which will exclude any dilutive effect of outstanding common stock options. Also, the calculation for fully diluted earnings per share will be replaced with "diluted" earnings per share, which will include the effect of dilutive outstanding common stock options. The impact of calculating basic earnings per share is expected to result in a $0.02 per share increase in the primary earnings per share reported for both the year ended December 31, 1996 and for the six months ended June 30, 1997. The impact of SFAS 128 on the calculation of diluted earnings per share is expected to result in a $0.01 per share increase in the fully diluted earnings per share reported for the year ended December 31, 1996, and no change in the fully diluted earnings per share reported for the six months ended June 30, 1997.

SEC Staff Finding Affecting Retirement of Common Stock

The Securities and Exchange Commission (SEC) staff has informed Crestar that the Corporation's common stock repurchase plan for acquiring stock for subsequent issuance under Crestar's dividend reinvestment plan, thrift and profit sharing plan and applicable employee and director stock compensation plans is not a systematic plan. Crestar has ceased common stock repurchases under the February 1997 authorization approving the purchase of up to 2.0 million shares of common stock. A total of 223,750 common shares had previously been purchased under this authorization. Related to the SEC staff decision, Crestar has rescinded the remaining February 1997 authorization and further will not acquire or authorize the acquisition of any tainted common stock (as defined by Accounting Principles Board Opinion No. 16) until after December 31, 1998. The practical effect of this development is that the Corporation will not buy back any shares for the dividend reinvestment or employee benefit plans or to generally reduce the number of shares outstanding. However, purchases to supply shares for acquisitions accounted for using the purchase method of accounting generally will be permitted.

Table 1    Financial Highlights


Dollars in millions, except per share data            Three Months                    Six Months
                                             -----------------------------   -----------------------------
                                                                         %                               %
For the Period Ended June 30                     1997       1996    Change       1997       1996    Change
Net Income                                   $    75.8  $   66.9        13   $  147.6   $  132.0        12
Primary Earnings Per Share:
  Net Income                                 $    .68   $    .60        13   $   1.32   $   1.18        12
  Average Shares Outstanding (000s)           111,602    111,923         -    111,573    112,160        (1)
Fully Diluted Earnings Per Share:
  Net Income                                 $    .68   $    .60        13   $   1.32   $   1.18        12
  Average Shares Outstanding (000s)           111,697    111,923         -    111,695    112,160         -
Dividends Paid Per Common Share              $    .29   $    .26        12   $    .56   $   .485        15
==========================================================================================================
Key Ratios
Return on Average Assets                         1.42%      1.23%                1.37%      1.23%
Return on Average Equity                        16.48      15.20                16.27      14.93
Average Equity to Average Assets                 8.64       8.10                 8.45       8.22
Net Interest Margin                              4.58       4.48                 4.54       4.44
At June 30
Book Value Per Share                                                         $  17.17   $  16.04         7
Equity to Assets                                                                 8.33%      7.84%
Risk Adjusted Capital Ratios:
  Tier I                                                                         10.7        9.2
  Total                                                                          13.5       12.1
Common Shares Outstanding (000s)                                              110,638    110,803
==========================================================================================================


Table 2    Analysis Of Primary Earnings Per Share


                                                   2nd Qtr. 1997        2nd Qtr. 1997
                                                             vs.                  vs.
                                                   2nd Qtr. 1996        1st Qtr. 1997
Primary Earnings Per Share - prior period                $.60                 $.64
-------------------------------------------------------------------------------------
Interest income                                             (.04)                (.02)
Interest expense                                             .04                  .01
Provision for loan losses                                   (.07)                (.04)
Securities gains or losses                                     -                 (.02)
Other noninterest income                                     .11                  .07
Foreclosed properties expense                               (.01)                   -
Other noninterest expense                                    .02                  .01
Change in effective income tax rate                          .03                  .03
-------------------------------------------------------------------------------------
Net increase                                                 .08                  .04
-------------------------------------------------------------------------------------
Primary Earnings Per Share - current period                 $.68                 $.68
=====================================================================================

Table 3   Average Balances, Net Interest Income And Rate/Volume Analysis(1)
Dollars in thousands


                 2nd Qtr.
-----------------------------------------        1st Qtr.
      Average Balance                             Average
--------------------------      Increase          Balance
      1997            1996     (Decrease)            1997
----------      ----------     ----------      ----------
         $               $              %               $
 3,833,655       3,743,067              2       3,811,305          Commercial
 1,270,639       1,260,932              1       1,244,956          Real estate - income property
   334,572         371,492            (10)        311,353          Real estate - construction
 4,099,809       3,689,582             11       4,105,535          Instalment
 1,228,168       1,558,641            (21)      1,338,742          Bank card
 3,333,024       3,129,135              7       3,051,743          Real estate - mortgage
-------------------------------------------------------------------------------------------------------------------
14,099,867      13,752,849              3      13,863,634            Total loans - net of unearned income(2)
-------------------------------------------------------------------------------------------------------------------
   771,671       1,038,101            (26)        908,787          Securities held to maturity
 3,778,013       3,846,012             (2)      4,071,188          Securities available for sale
   160,914         302,943            (47)        357,462          Money market investments
   551,352         863,544            (36)        580,563          Mortgage loans held for sale
-------------------------------------------------------------------------------------------------------------------
19,361,817      19,803,449             (2)     19,781,634            Total earning assets
===================================================================================================================
 5,805,429       5,838,850             (1)      5,796,084          Interest-bearing demand deposits
 1,573,048       1,719,167             (8)      1,609,952          Regular savings deposits
 4,336,813       5,083,150            (15)      4,501,822          Domestic time deposits
-------------------------------------------------------------------------------------------------------------------
11,715,290      12,641,167             (7)     11,907,858            Total interest-bearing core deposits
-------------------------------------------------------------------------------------------------------------------
 3,419,958       3,318,619              3       3,627,747          Purchased liabilities
   834,761         698,996             19         853,204          Long-term debt
-------------------------------------------------------------------------------------------------------------------
15,970,009      16,658,782             (4)     16,388,809            Total interest-bearing liabilities
 3,391,808       3,144,667              8       3,392,825          Other sources - net
-------------------------------------------------------------------------------------------------------------------
19,361,817      19,803,449             (2)     19,781,634            Total sources of funds
-------------------------------------------------------------------------------------------------------------------
                                                                   Net Interest Income
===================================================================================================================



                  2nd Qtr.
-------------------------------------------------------
                                 1997 vs. 1996                          2nd Qtr. 1997 vs. 1st Qtr. 1997
                     ----------------------------------     1st Qtr.  ---------------------------------
  Income/Expense(3)                   Change due to(4)      Income/                    Change due to(4)
-------------------   Increase                             Expense(3)  Increase     -------------------
   1997        1996  (Decrease)       Rate(5)    Volume        1997   (Decrease)      Rate(5)    Volume
-------     -------  ----------     ---------   -------    ---------- ----------    ---------    ------
      $           $           $           $           $           $           $           $           $
 77,406      75,709       1,697        (133)      1,830      75,383       2,023       1,582         441
 27,847      27,380         467         257         210      27,283         564          16         548
  7,586       8,730      (1,144)       (276)       (868)      7,072         514           4         510
 84,012      78,032       5,980      (2,686)      8,666      81,449       2,563       2,677        (114)
 43,145      47,658      (4,513)      5,901     (10,414)     46,939      (3,794)        248      (4,042)
 64,068      61,399       2,669      (1,316)      3,985      59,321       4,747        (720)      5,467
-------------------------------------------------------------------------------------------------------
304,064     298,908       5,156      (2,412)      7,568     297,447       6,617       1,525       5,092
-------------------------------------------------------------------------------------------------------
 11,642      15,615      (3,973)         35      (4,008)     13,708      (2,066)          2      (2,068)
 59,875      60,691        (816)        257      (1,073)     63,849      (3,974)        624      (4,598)
  2,266       3,996      (1,730)        143      (1,873)      4,687      (2,421)        156      (2,577)
 10,618      16,151      (5,533)        314      (5,847)     11,640      (1,022)       (422)       (600)
-------------------------------------------------------------------------------------------------------
388,465     395,361      (6,896)      1,944      (8,840)    391,331      (2,866)      5,474      (8,340)
=======================================================================================================
 42,939      42,096         843       1,012        (169)     41,814       1,125         975         150
  9,768      11,051      (1,283)       (344)       (939)      9,964        (196)         32        (228)
 53,450      66,152     (12,702)     (2,944)     (9,758)     55,063      (1,613)        421      (2,034)
-------------------------------------------------------------------------------------------------------
106,157     119,299     (13,142)     (4,367)     (8,775)    106,841        (684)      1,051      (1,735)
-------------------------------------------------------------------------------------------------------
 45,557      42,459       3,098       1,804       1,294      46,675      (1,118)      1,550      (2,668)
 15,591      12,519       3,072         641       2,431      15,615         (24)        314        (338)
-------------------------------------------------------------------------------------------------------
167,305     174,277      (6,972)        251      (7,223)    169,131      (1,826)      2,505      (4,331)

-------------------------------------------------------------------------------------------------------
167,305     174,277      (6,972)     (3,076)     (3,896)    169,131      (1,826)      1,771      (3,597)
-------------------------------------------------------------------------------------------------------
221,160     221,084          76       5,020      (4,944)    222,200      (1,040)      3,703      (4,743)
=======================================================================================================



(1) Tax-equivalent basis.
(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(3) Includes tax-equivalent net loan fees (costs) of $(68,000) and $484,000 for the second quarter of 1997 and 1996, respectively, and $(48,000) for the first quarter of 1997.
(4) Variances are computed on a line-by-line basis and are non-additive.
(5) Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4    Allowance For Loan Losses



Dollars in thousands                                      Second Quarter         Six Months Ended June 30,
                                                       ----------------------    -------------------------
                                                           1997          1996            1997         1996
Beginning balance                                      $268,870      $273,957        $268,868     $274,430
----------------------------------------------------------------------------------------------------------
Allowance from acquisitions and other activities, net         -          (500)              -         (888)
----------------------------------------------------------------------------------------------------------
Provision for loan losses                                36,000        24,430          65,698       46,660
Net charge-offs (recoveries):
  Commercial                                                (58)          626             468          272
  Real estate - income property                            (433)         (725)           (895)      (1,549)
  Real estate - construction                               (515)         (232)           (611)        (310)
  Instalment                                              3,038         4,825           8,583        9,636
  Bank card                                              22,865        20,221          46,235       38,201
  Real estate - mortgage                                    783           276           1,596        1,056
----------------------------------------------------------------------------------------------------------
    Total net charge-offs                                25,680        24,991          55,376       47,306
----------------------------------------------------------------------------------------------------------
Balance, June 30                                       $279,190      $272,896        $279,190     $272,896
==========================================================================================================
Allowance for loan losses to period-end loans              1.96%         1.99%           1.96%        1.99%
Annualized net charge-offs to average loans                 .73           .73             .79          .69
==========================================================================================================

Table 5    Nonperforming Assets(1) And Past Due Loans



Dollars in thousands                                     June 30,            December 31,
                                                -------------------------
Nonaccrual loans:                                  1997              1996            1996
  Commercial                                    $11,990          $ 25,539        $ 20,348
  Real estate - income property                   7,303            26,727          22,624
  Real estate - construction                     10,243            13,351          10,368
  Instalment                                      3,115             2,738           2,895
  Real estate - mortgage                         25,162            19,801          25,208
-----------------------------------------------------------------------------------------
    Total nonperforming loans(1)                 57,813            88,156          81,443
Foreclosed properties - net                      34,243            34,747          27,515
-----------------------------------------------------------------------------------------
    Total nonperforming assets(1)               $92,056          $122,903        $108,958
=========================================================================================
Nonperforming assets(1) to:
  Loans and foreclosed properties - net             .64%              .89%            .77%
  Total assets                                      .40               .54             .48
Allowance for loan losses to:
  Nonperforming assets(1)                           303               222             247
  Nonperforming loans(1)                            483               310             330
Allowance for loan losses plus shareholders'
  equity to nonperforming assets(1)               23.67x             16.68x         18.80x
=========================================================================================
Accruing loans past due 90 days:
  Commercial                                    $ 2,014           $ 3,467         $ 9,480
  Real estate - income property                   1,800               245             503
  Real estate - construction                        500               158               -
  Instalment
    Student                                      25,168            18,544          21,614
    Other                                         4,953             5,280           7,587
  Bank card                                      19,484            21,822          25,573
  Real estate - mortgage                          4,794             8,480           7,117
-----------------------------------------------------------------------------------------
    Total accruing loans past due 90 days:      $58,713          $ 57,996        $ 71,874
=========================================================================================


(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 6    Noninterest Income And Expense



In thousands                                                                           Six Months Ended
                                                     Second Quarter          First          June 30,
                                                   --------------------    Quarter    --------------------
Noninterest Income                                     1997        1996       1997        1997        1996
Service charges on deposit accounts                $ 31,731    $ 28,428   $ 30,163    $ 61,894    $ 55,063
Trust and investment advisory                        17,887      15,848     17,453      35,340      31,740
Bank card-related                                     9,771      13,228     12,648      22,419      25,053
Other service charges and fees                        8,730       7,300      8,443      17,173      14,465
Mortgage servicing - net                              3,582       4,103      5,131       8,713       8,620
Mortgage origination - net                            2,359       5,170        902       3,261       8,217
Trading account activities                            1,162       1,425        947       2,109       1,771
Commissions on letters of credit                      1,299       1,068      1,114       2,413       2,538
Gain on sale of mortgage servicing rights             4,000         750      6,450      10,450       4,750
Gain on sale and disposal of branches
  and other properties - net                              -           -      5,807       5,807         354
Gain on sale of merchant card processing             17,325           -          -      17,325           -
Miscellaneous                                        13,261      14,000     10,345      23,606      23,927
Securities gains (losses)                               (91)        270      4,064       3,973       2,643
----------------------------------------------------------------------------------------------------------
  Total noninterest income                         $111,016    $ 91,590   $103,467    $214,483    $179,141
==========================================================================================================
Noninterest Expense
Salaries                                           $ 75,914    $ 77,264   $ 78,388    $154,302    $152,612
Benefits                                             20,633      19,723     20,954      41,587      40,150
----------------------------------------------------------------------------------------------------------
  Total personnel                                    96,547      96,987     99,342     195,889     192,762
Occupancy - net                                      13,685      15,276     16,158      29,843      31,400
Equipment                                            11,462       9,528      9,819      21,281      19,010
Communications                                        9,278       9,620      8,845      18,123      18,806
Stationery, printing and supplies                     2,615       3,271      2,713       5,328       6,203
Professional fees and services                        8,333       5,719      7,035      15,368      10,543
Loan expense                                          2,783       3,765      2,815       5,598       6,268
FDIC premiums - net                                     682       3,358      1,107       1,789       6,739
Advertising and marketing                             5,345       6,814      4,530       9,875      13,407
Transportation                                        1,774       1,750      1,725       3,499       3,487
Outside data services                                 6,837       6,182      6,222      13,059      12,086
Amortization of purchased intangibles                 4,206       4,104      4,227       8,433       8,275
Miscellaneous                                        14,818      14,247     14,752      29,570      28,067
----------------------------------------------------------------------------------------------------------
  Subtotal                                          178,365     180,621    179,290     357,655     357,053
Foreclosed properties (net recoveries)                  645         108        715       1,360      (1,206)
----------------------------------------------------------------------------------------------------------
  Total noninterest expense                        $179,010    $180,729   $180,005    $359,015    $355,847
==========================================================================================================


Table 7    Debt And Other Security Ratings
(as of July 31, 1997)
                                                   Standard       Thomson
Security                             Moody's      & Poor's      BankWatch
83/4% Subordinated Notes due 2004       Baa1          BBB+             A-
81/4% Subordinated Notes due 2002       Baa1          BBB+             A-
85/8% Subordinated Notes due 1998       Baa1          BBB+             A-
Commercial Paper                         P-2     Not rated          TBW-1
Crestar Bank Deposits:
  Long-Term                               A2             A      Not rated
  Short-Term                             P-1           A-1          TBW-1
Crestar Capital Trust 1
  Preferred Stock                       Baa1           BBB      Not rated
=========================================================================

Table 8    Interest Sensitivity Analysis



June 30, 1997
In millions                                            Maturity/Rate Sensitivity
                                       -------------------------------------------------------
                                             0-3         3-6       6-12      One to       Over
Uses Of Funds                             months      months     months  five years five years       Total
Loans:
  Commercial                           $ 2,754.1   $    54.9   $    87.9  $   101.9   $1,030.1   $ 4,028.9
  Real estate - income property            516.7        13.7        25.2       42.9      690.9     1,289.4
  Real estate - construction               280.9         0.7         2.7        5.4       38.8       328.5
  Instalment                             1,816.4        82.0       107.3      163.7    1,923.9     4,093.3
  Bank card                                393.6        70.8       109.7      554.3       81.8     1,210.2
  Real estate - mortgage                    78.7       322.2       428.2      911.7    1,567.6     3,308.4
Securities held to maturity                 37.5        64.7        80.5      116.5      416.3       715.5
Securities available for sale              243.4        41.3        61.1      129.0    3,043.6     3,518.4
Money market investments                 1,357.3           -         7.4          -          -     1,364.7
Mortgage loans held for sale               643.1           -           -          -          -       643.1
----------------------------------------------------------------------------------------------------------
  Total earning assets                   8,121.7       650.3       910.0    2,025.4    8,793.0    20,500.4
Interest sensitivity hedges on assets   (1,150.0)          -           -    1,000.0      150.0           -
----------------------------------------------------------------------------------------------------------
  Total uses                           $ 6,971.7   $   650.3   $   910.0  $ 3,025.4   $8,943.0   $20,500.4
==========================================================================================================
Sources of Funds
Interest-bearing demand deposits       $ 5,748.6   $       -   $       -  $       -   $      -   $ 5,748.6
Regular savings deposits                 1,552.9           -           -          -          -     1,552.9
Domestic time deposits                     309.3       525.7       874.4    1,378.6    1,229.4     4,317.4
Certificates of deposit $100,000
  and over                                 344.8       406.0        68.9       20.9        3.7       844.3
Short-term borrowings                    3,474.6        46.4       320.0          -          -     3,841.0
Long-term debt                               2.7        11.6        11.3       33.6      759.9       819.1
----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities    11,432.9       989.7     1,274.6    1,433.1    1,993.0    17,123.3
Other sources - net                            -           -           -          -    3,377.1     3,377.1
Interest sensitivity hedges on liabilities     -        (5.0)          -          -        5.0           -
----------------------------------------------------------------------------------------------------------
  Total sources                        $11,432.9   $   984.7   $ 1,274.6  $ 1,433.1   $5,375.1   $20,500.4
==========================================================================================================
Cumulative maturity/rate
  sensitivity gap                      $(4,461.2)  $(4,795.6)  $(5,160.2) $(3,567.9)  $      -   $       -
==========================================================================================================
Adjustments
Beta adjustments:
  Interest-bearing demand deposits
  (beta factor .30)                    $ 4,031.6
  Regular savings (beta factor .11)      1,383.6
Demand deposit sensitivity                (965.5)
----------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivty gap                       $   (11.5)  $  (345.9)  $  (710.5) $   881.8   $      -   $       -
==========================================================================================================

Table 9    Off-Balance Sheet Derivative Financial Instruments(1)


June 30, 1997                                             Average
                                               Weighted     Fixed   Estimated
Dollars in thousands                Notional    Average   Receive        Fair
                                     Balance   Maturity      Rate       Value   Comments
Interest Rate Conversions
  Generic interest rate swaps     $1,150,000   3.1 yrs.    6.09%                Notional amounts of $900
    Carrying amount(2)                                                $   674   million and $250 million
      Commercial loan program                                                   convert floating rate commercial
        Unrealized gains                                                3,278   and instalment loans, respectively,
        Unrealized losses                                              (7,361)  to fixed rate. Floating rates paid
      Instalment loan program                                                   tied to LIBOR.
        Unrealized losses                                              (2,357)
    Estimated fair value                                               ------
                                                                       (5,766)
                                                                       ------
  Interest rate caps                 465,000   3.5 yrs.    6.91%(3)             Notional amount of $465 million
    Carrying amount(2)                                                  7,197   hedges the interest rate risk
      Money market deposit program                                              associated with rising interest
        Net unrealized loss                                              (784)  rates on floating rate money
                                                                       ------   market deposits (strike rate tied
    Estimated fair value                                                6,413   to LIBOR).
                                                                       ------
Market Value Hedges
  Interest rate caps               1,950,000   2.7 yrs.    7.56%(3)             Notional amount of $1.75 billion
    Carrying amount(2)                                                 16,068   hedges the market value of fixed
      Securities available for sale program(5)                                  rate securities available for sale
      Unrealized losses                                                (8,016)  in a rising rate environment (strike
      Real estate income property loan program                                  rate for $800 million tied to 5 year
      Unrealized losses                                                  (798)  CMT; strike rate for $950 million
                                                                                tied to LIBOR). Notional amount
                                                                                of $200 million hedges the
                                                                                market value of fixed rate real
                                                                       ------   estate income property loans
    Estimated fair value                                                7,254   (strike rate tied to LIBOR).
                                                                       ------
  Interest rate floors             1,250,000   3.6 yrs.    5.68%(4)             Notional amount of $250 million
    Carrying amount(2)                                                  7,516   hedges the prepayment risk
      Real estate mortgage loan program                                         associated with fixed rate
        Unrealized losses                                                (415)  mortgage loans in a declining rate
      Domestic time deposit program                                             environment (strike rate tied to
        Unrealized losses                                              (1,735)  10 year CMT). Notional amount
                                                                                of $1.0 billion hedges the fair value
                                                                       ------   of fixed rate domestic time deposits
    Estimated fair value                                                5,366   (strike rate tied to 5 year CMT).
                                                                       ------
Hedges of Lending Commitments
  Forward contracts                  978,196    .2 yrs.     n/a                 Hedges of residential mortgage
    Unrealized gains                                                    1,119   lending commitments.
    Unrealized losses                                                  (6,010)
                                                                       ------
  Estimated fair value                                                 (4,891)
    Total hedges against          ----------                           ------
      interest rate risk          $5,793,196                          $ 8,376
=======================================================================================================================

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

Table 10    Off-Balance Sheet Derivatives--Expected Maturities(1)



June 30, 1997
Dollars in thousands                   Within         One to         Three to         Over
                                     One Year    Three Years       Five Years   Five Years           Total
Interest Rate Conversions
  Generic interest rate swaps:
    Notional amount                  $      -     $  550,000       $  450,000     $150,000      $1,150,000
    Average fixed receive rate              -           5.91%            5.96%        7.16%           6.09%
    Carrying amount                  $      -     $      (80)      $      450     $    304           $ 674
    Unrealized gains (losses)               -         (2,867)          (6,851)       3,278          (6,440)
  Interest rate caps
    Notional amount                  $ 10,000     $  255,000       $  200,000     $      -      $  465,000
    Average strike rate                  5.75%          7.47%            6.25            -            6.91%
    Carrying amount                  $      4     $    1,501       $    5,692     $      -      $    7,197
    Net unrealized gain (loss)             18           (695)            (107)           -            (784)

Market Value Hedges
  Interest rate caps
    Notional amount                  $      -     $1,950,000       $        -     $      -      $1,950,000
    Average strike rate                     -           7.56%               -            -            7.56%
    Carrying amount                  $      -     $   16,068       $        -     $      -      $   16,068
    Unrealized losses                       -         (8,814)               -            -          (8,814)
  Interest rate floors
    Notional amount                  $      -     $  300,000       $  850,000     $100,000      $1,250,000
    Average strike rate                     -           5.63%            5.69%        5.75%           5.68%
    Carrying amount                  $      -     $      821       $    5,471     $  1,224      $    7,516
    Unrealized losses                       -           (433)          (1,540)        (177)         (2,150)

Hedges of Lending Commitments
  Forward contracts:(2)
    Notional amount                  $978,196     $        -       $        -     $      -      $  978,196
    Net unrealized loss                (4,891)             -                -            -          (4,891)
      Total hedges against
        interest rate risk:
          Notional amount            $988,196     $3,055,000       $1,500,000     $250,000      $5,793,196
          Carrying amount                   4         18,310           11,613        1,528          31,455
          Net unrealized gain (loss)   (4,873)       (12,809)          (8,498)       3,101         (23,079)

            Estimated fair value     $ (4,869)    $    5,501       $    3,115     $  4,629      $    8,376
==========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges of residential mortgage lending commitments.

Table 11    Off-Balance Sheet Derivatives Activity-Notional Balances(1)



In thousands
                           Interest Rate Conversions      Market Value Hedges
                           -------------------------   ----------------------    Hedges of
                                Interest    Interest     Interest    Interest      Lending
                                    Rate        Rate         Rate        Rate      Commit-
                                   Swaps        Caps         Caps      Floors       ments(2)      Total
Balance, April 1, 1997        $1,000,000    $485,000   $1,750,000  $1,250,000    $ 774,380      $5,259,380
Additions                        150,000           -      400,000           -      702,187       1,252,187
Terminations                           -           -     (200,000)          -            -        (200,000)
Maturities                             -     (20,000)           -           -     (498,371)       (518,371)
----------------------------------------------------------------------------------------------------------
Balance, June 30, 1997        $1,150,000    $465,000   $1,950,000  $1,250,000    $ 978,196      $5,793,196
==========================================================================================================
Balance, January 1, 1997      $  900,000    $ 35,000   $1,750,000  $1,000,000    $ 706,731      $4,391,731
Additions                        250,000     450,000      400,000     250,000    2,073,564       3,423,564
Terminations                           -           -     (200,000)          -            -        (200,000)
Maturities                             -     (20,000)           -           -   (1,802,099)     (1,822,099)
----------------------------------------------------------------------------------------------------------
Balance, June 30, 1997        $1,150,000    $465,000   $1,950,000  $1,250,000    $ 978,196      $5,793,196
==========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 12    Selected Quarterly Financial Information



Dollars in thousands, except per share data
                                             2nd Qtr.     1st Qtr.     4th Qtr.3    3rd Qtr.2     2nd Qtr.
Results of operations:                           1997         1997          1996         1996         1996
Net interest income(1)                       $221,160     $222,200      $222,977     $218,046     $221,084
Provision for loan losses                      36,000       29,698        24,130       25,100       24,430
----------------------------------------------------------------------------------------------------------
Net credit income                             185,160      192,502       198,847      192,946      196,654
Securities gains (losses)                         (91)       4,064           655           96          270
Other noninterest income                      111,107       99,403        73,077       80,225       91,318
----------------------------------------------------------------------------------------------------------
Net credit and noninterest income             296,176      295,969       272,579      273,267      288,242
Noninterest expense                           179,010      180,005       212,465      212,046      180,728
----------------------------------------------------------------------------------------------------------
Income before taxes                           117,166      115,964        60,114       61,221      107,514
----------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                       2,851        2,540         2,510        2,476        2,460
Book tax expense                               38,525       41,644        19,438       10,627       38,178
----------------------------------------------------------------------------------------------------------
  Income tax expense                           41,376       44,184        21,948       13,103       40,638
----------------------------------------------------------------------------------------------------------
Net Income                                   $ 75,790     $ 71,780      $ 38,166     $ 48,118     $ 66,876
==========================================================================================================
Primary
  Earnings per share                         $    .68     $    .64      $    .34     $    .43     $    .60
  Average shares outstanding (000s)           111,602      111,579       111,447      111,101      111,923
Fully diluted
  Earnings per share                         $    .68     $    .64      $    .33     $    .43     $    .60
  Average shares outstanding (000s)           111,697      111,580       111,647      111,141      111,923
Dividends paid per share                          .29          .27           .26          .26          .26
==========================================================================================================
Selected ratios and other data:
Return on average assets                         1.42%        1.33%          .70%         .89%        1.23%
Return on average equity                        16.48        16.06          8.42        10.94        15.20
Net interest margin(1)                           4.58         4.51          4.47         4.44         4.48
Net charge-offs as % of average loans             .73          .86           .84          .74          .69
Allowance as % of period-end loans               1.96         1.89          1.91         2.01         1.99
Overhead ratio                                  53.89        55.27         71.61        71.07        57.80
Average equity to assets                         8.64         8.26          8.29         8.18         8.10
Equity leverage                                 11.57x       12.11x        12.06x       12.23x       12.35x
Full-time equivalent employees (period-end)     7,960        7,992         8,720        8,600        8,616
==========================================================================================================

(1) Tax-equivalent basis.
(2) During the third quarter of 1996 Crestar recorded a one-time after-tax charge of $21.5 million, or $.19 per share, associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund. Also in the third quarter of 1996, a nonrecurring tax benefit of $10.6 million, or $.09 per share, was recorded in connection with the repeal of thrift bad debt tax legislation.
(3) During the fourth quarter of 1996, nonrecurring after-tax merger costs totaling $32.5 million, or $.29 per share, were recorded as part of the pooling-of-interests merger with Citizens Bancorp.

Table 13    Consolidated Average Balances/Net Interest Income/Rates(1)



                                                             Three Months Ended June 30,
                                            --------------------------------------------------------------
                                                       1997                            1996
                                            -----------------------------      ---------------------------
Dollars in thousands                                    Income/    Yield/                  Income/  Yield/
                                              Balance   Expense      Rate        Balance   Expense    Rate
                                            ---------   -------    ------      ---------   -------  ------
Assets                                              $         $         %              $         $       %
Securities held to maturity(2)                771,671    11,642      6.04      1,038,101    15,615    6.02
Securities available for sale(2)            3,778,013    59,875      6.32      3,846,012    60,691    6.31
Money market investments(2)                   160,914     2,266      5.65        302,943     3,996    5.30
Mortgage loans held for sale(2)               551,352    10,618      7.89        863,544    16,151    7.49
----------------------------------------------------------------------------------------------------------
Commercial                                  3,833,655    77,406      8.06      3,743,067    75,709    8.13
Real estate - income property               1,270,639    27,847      8.77      1,260,932    27,380    8.72
Real estate - construction                    334,572     7,586      9.09        371,492     8,730    9.45
Instalment                                  4,099,809    84,012      8.21      3,689,582    78,032    8.46
Bank card                                   1,228,168    43,145     14.39      1,558,641    47,658   12.51
Real estate - mortgage                      3,333,024    64,068      7.68      3,129,135    61,399    7.83
----------------------------------------------------------------------------------------------------------
  Total loans(2),(3)                       14,099,867   304,064      8.65     13,752,849   298,908    8.74
Allowance for loan losses                    (269,823)                          (274,628)
----------------------------------------------------------------------------------------------------------
  Loans - net                              13,830,044                         13,478,221
Cash and due from banks                       876,737                            967,814
Premises and equipment - net                  452,803                            412,745
Customers' liability on acceptances             3,854                             16,976
Intangible assets - net                       174,283                            183,358
Foreclosed properties - net                    29,107                             37,961
Other assets                                  665,413                            575,682
----------------------------------------------------------------------------------------------------------
  Total Assets                             21,294,191                         21,723,357
                                           ==========                         ==========
Total Earning Assets                       19,361,817   388,465      8.05     19,803,449   395,361    8.02
                                           ==========   =======      ====     ==========   =======    ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits            5,805,429    42,939      2.97      5,838,850    42,096    2.90
Regular savings deposits                    1,573,048     9,768      2.49      1,719,167    11,051    2.59
Domestic time deposits                      4,336,813    53,450      4.98      5,083,150    66,152    5.27
Certificates of deposit $100,000 and over     836,682    11,608      5.57        165,480     2,149    5.23
----------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits(2)       12,551,972   117,765      3.77     12,806,647   121,448    3.84
Demand deposits                             3,124,043                          3,027,985
----------------------------------------------------------------------------------------------------------
  Total deposits                           15,676,015                         15,834,632
Short-term borrowings(2)                    2,583,276    33,949      5.26      3,153,139    40,310    5.13
Long-term debt(2)                             834,761    15,591      7.47        698,996    12,519    7.16
Liability on acceptances                        3,854                             16,976
Other liabilities                             356,186                            260,163
----------------------------------------------------------------------------------------------------------
  Total liabilities                        19,454,092                         19,963,906
----------------------------------------------------------------------------------------------------------
  Total shareholders' equity                1,840,099                          1,759,451
----------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity 21,294,191                         21,723,357
                                           ==========                         ==========
Total interest-bearing liabilities         15,970,009   167,305      4.21     16,658,782   174,277    4.21
Other sources - net                         3,391,808                          3,144,667
----------------------------------------------------------------------------------------------------------
Total Sources Of Funds                     19,361,817   167,305      3.47     19,803,449   174,277    3.54
                                           ==========   =======      ====     ==========   =======    ====
Net Interest Spread                                                  3.84                             3.81
Net Interest Income/Margin                              221,160      4.58                  221,084    4.48
==========================================================================================================


Table 13  Consolidated Average Balances/Net Interest Income/Rates(1) (continued)




   Three Months Ended March 31,                              Six Months Ended June 30,
   ------------------------------         ----------------------------------------------------------------
               1997                                   1997                              1996
   ------------------------------         ------------------------------    ------------------------------
                 Income/   Yield/                      Income/    Yield/                  Income/   Yield/
     Balance     Expense     Rate           Balance    Expense      Rate      Balance     Expense     Rate
   ---------    --------   ------         ---------    -------    ------    ---------    --------   ------
           $           $        %                 $          $         %            $           $        %
     908,787      13,708     6.05           839,850     25,350      6.05    1,061,645      31,980     6.03
   4,071,188      63,849     6.29         3,923,791    123,724      6.31    3,687,902     117,195     6.36
     357,462       4,687     5.32           258,645      6,953      5.42      255,276       6,848     5.40
     580,563      11,640     8.16           565,877     22,258      7.98      820,590      30,446     7.43
----------------------------------------------------------------------------------------------------------
   3,811,305      75,383     8.01         3,822,540    152,786      8.04    3,687,130     149,651     8.16
   1,244,956      27,283     8.71         1,257,868     55,130      8.84    1,259,023      55,146     8.81
     311,353       7,072     8.98           323,027     14,658      8.83      380,867      18,254     9.60
   4,105,535      81,449     7.99         4,102,657    165,464      8.09    3,681,054     154,967     8.43
   1,338,742      46,939    14.47         1,283,150     90,084     14.31    1,598,217      96,235    12.16
   3,051,743      59,321     7.77         3,193,160    123,389      7.73    3,161,403     122,966     7.77
----------------------------------------------------------------------------------------------------------
  13,863,634     297,447     8.66        13,982,402    601,511      8.65   13,767,694     597,219     8.71
    (269,094)                              (269,460)                         (275,025)
----------------------------------------------------------------------------------------------------------
  13,594,540                             13,712,942                        13,492,669
     863,561                                870,186                           971,334
     443,699                                448,276                           411,963
       4,250                                  4,051                            15,620
     178,388                                176,324                           184,254
      28,503                                 28,807                            38,480
     617,730                                641,703                           557,711
----------------------------------------------------------------------------------------------------------
  21,648,671                             21,470,452                        21,497,444
  ==========                             ==========                        ==========
  19,781,634     391,331     7.98        19,570,565    779,796      8.01   19,593,107     783,688     8.02
  ==========     =======     ====        ==========    =======      ====   ==========     =======     ====

   5,796,084      41,814     2.93         5,800,783     84,752      2.95    5,844,020      85,821     2.95
   1,609,952       9,964     2.51         1,591,398     19,732      2.50    1,721,281      22,452     2.62
   4,501,822      55,063     4.99         4,418,860    108,513      3.45    5,152,852     136,563     3.63
     515,895       6,878     5.41           677,175     18,487      5.51      137,422       3,599     5.27
----------------------------------------------------------------------------------------------------------
  12,423,753     113,719     3.72        12,488,216    231,484      3.75   12,855,575     248,435     3.89
   3,123,006                              3,123,526                         2,998,853
----------------------------------------------------------------------------------------------------------
  15,546,759                             15,611,742                        15,854,428
   3,111,852      39,797     5.18         2,846,104     73,746      5.22    2,886,575      74,765     5.20
     853,204      15,615     7.32           843,932     31,206      7.40      707,591      25,250     7.14
       4,250                                  4,051                            15,620
     344,434                                350,344                           265,452
----------------------------------------------------------------------------------------------------------
  19,860,499                             19,656,173                        19,729,666
----------------------------------------------------------------------------------------------------------
   1,788,172                              1,814,279                         1,767,778
----------------------------------------------------------------------------------------------------------
  21,648,671                             21,470,452                        21,497,444
  ==========                             ==========                        ==========
  16,388,809     169,131     4.19        16,178,252    336,436      4.19   16,449,741     348,450     4.26
   3,392,825                              3,392,313                         3,143,366
----------------------------------------------------------------------------------------------------------
  19,781,634     169,131     3.47        19,570,565    336,436      3.47   19,593,107     348,450     3.58
  ==========     =======     ====        ==========    =======      ====   ==========     =======     ====
                             3.79                                   3.82                              3.76
                 222,200     4.51                      443,360      4.54                  435,238     4.44
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

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Shareholders of Crestar Financial Corporation was held on April 25, 1997 for the purpose of electing five Class I directors for a term of three years and one Class II director for a term of one year, approving the amended and restated 1993 Stock Incentive Plan, and ratifying the Board of Directors' appointment of independent auditors for the year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to the recommendations of the Board of Directors on the matters voted on.

Five Class I directors were elected for three-year terms and one Class II director was elected for a one-year term, each having a minimum of 89,332,412 shares voted "for" election, with no more than 2,683,342 shares voted "withheld." The five Class I directors and one Class II director elected were:

Class I - three-year term:                           Class II - one-year term:
J. Carter Fox              Alfred H. Smith, Jr.      Jeffrey R. Springer
Patrick J. Maher           Robert C. Wilburn
Gordon F. Rainey, Jr.

The following Class II directors' terms expire in 1998:

Bonnie Guiton Hill         Jeffrey R. Springer
Frank E. McCarthy          Eugene P. Trani
G. Gilmer Minor III        James M. Wells III

The following Class III directors' terms expire in
1999:
Charles R. Longsworth     Richard G. Tilghman
Paul D. Miller            L. Dudley Walker
Frank S. Royal            Karen Hastie Williams

 The amended and restated 1993 Stock Incentive Plan was approved as follows:

               Shares Voted            Shares Voted             Shares Voted
                   "For"                 "Against"                "Abstain"

                 85,263,173               5,435,176                1,317,405

The appointment of KPMG Peat Marwick LLP as the Corporation's independent auditors for 1997 was ratified as follows:

               Shares Voted            Shares Voted             Shares Voted
                  "For"                 "Against"                "Abstain"

                91,258,329                249,989                  507,436

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



                                                Crestar Financial Corporation
                                                -----------------------------
                                                           Registrant



Date  August 19, 1997                           /s/ James D. Barr
      ---------------                           -----------------------------
                                                James D. Barr
                                                Executive Vice President,
                                                Controller and Treasurer