Form 10-Q
period 1997-09-30
CRESTAR FINANCIAL CORP
filed 1997-11-14
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                   Form 10-Q

                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1997

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

    Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 1997
     Common Stock, $5 par val                           110,273,229

                 Crestar Financial Corporation And Subsidiaries

                                   Form 10-Q

                    For The Quarter Ended September 30, 1997



Part I.   Financial Information

          Item 1.   Financial Statements:
                                                                           Page

                    Consolidated Balance Sheets.........................

                    Consolidated Statements Of Income...................

                    Consolidated Statements Of Cash Flows...............

                    Consolidated Statements Of Changes In Shareholders'
                         Equity.........................................

                    Notes To Consolidated Financial Statements..........

          Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations:

                    Financial Commentary................................

Part II.  Other Information

          Item 6.   Exhibits And Reports On Form 8-K:

                    There were no reports on Form 8-K filed during the three months ended September 30, 1997.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries


Dollars in thousands, except share data                                September 30,
                                                                                              December 31,
Assets                                                                 1997           1996            1996
Cash and due from banks                                           $ 885,956    $ 1,009,625     $ 1,105,036
Securities held to maturity (note 2)                                662,517      1,070,708         967,510
Securities available for sale (note 3)                            3,333,777      4,066,165       4,318,349
Money market investments (note 4)                                 1,167,335        742,036         745,672
Mortgage loans held for sale                                        851,660        909,633         658,838
Loans (note 5):
  Business Loans:
    Commercial                                                    4,083,035      3,832,184       4,002,574
    Real estate - income property                                 1,254,381      1,270,229       1,242,097
    Real estate - construction                                      341,239        312,254         314,016
  Consumer Loans:
    Instalment                                                    4,763,817      3,702,278       4,060,174
    Bank card                                                     1,148,260      1,461,786       1,422,934
    Real estate - mortgage                                        3,087,841      2,992,214       3,007,910
----------------------------------------------------------------------------------------------------------
      Total Loans                                                14,678,573     13,570,945      14,049,705
    Less: Allowance for loan losses (note 6)                       (278,331)      (272,903)       (268,868)
----------------------------------------------------------------------------------------------------------
      Loans - net                                                14,400,242     13,298,042      13,780,837
----------------------------------------------------------------------------------------------------------
Premises and equipment - net                                        469,676        422,376         435,316
Intangible assets - net                                             168,020        184,647         180,420
Foreclosed properties - net (notes 5 and 7)                          26,757         37,957          27,515
Other assets                                                      1,222,497        674,309         642,448
----------------------------------------------------------------------------------------------------------
  Total Assets                                                  $23,188,437    $22,415,498     $22,861,941
==========================================================================================================
Liabilities
Demand deposits                                                 $ 3,319,797    $ 3,217,671     $ 3,352,921
Interest-bearing demand deposits                                  5,800,597      5,727,314       5,913,373
Regular savings deposits                                          1,464,576      1,646,767       1,620,925
Domestic time deposits                                            4,092,631      4,876,088       4,643,409
Certificates of deposit $100,000 and over                         1,432,079      1,144,273         140,582
----------------------------------------------------------------------------------------------------------
  Total deposits                                                 16,109,680     16,612,113      15,671,210
Short-term borrowings (note 8)                                    3,755,235      2,853,651       4,116,051
Other liabilities                                                   584,570        493,725         435,834
Long-term debt (note 9)                                             799,375        668,458         859,336
----------------------------------------------------------------------------------------------------------
  Total Liabilities                                              21,248,860     20,627,947      21,082,431
----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 200,000,000 shares
  at September 30, 1997 and December 31, 1996; 100,000,000 at
  September 30, 1996; outstanding 110,188,084 and 54,985,234 at September 30, 1997 and 1996, respectively; 109,869,886 at
  December 31, 1996                                                 550,940        274,926         549,350
Capital surplus                                                     271,868        494,491         227,079
Retained earnings                                                 1,128,608      1,056,114       1,024,365
Net unrealized loss on securities available for sale                (11,839)       (37,980)        (21,284)
----------------------------------------------------------------------------------------------------------
  Total Shareholders' Equity                                      1,939,577      1,787,551       1,779,510
----------------------------------------------------------------------------------------------------------
  Total Liabilities And Shareholders' Equity                    $23,188,437    $22,415,498     $22,861,941
==========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries



In thousands, except per share data              Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,

Income From Earning Assets                                 1997          1996           1997          1996
Interest and fees on loans                             $308,385      $290,221      $ 905,922     $ 884,097
Interest on securities held to maturity                   9,841        16,029         33,815        46,405
Interest and dividends on securities available for sale  52,958        61,296        176,682       178,491
Income on money market investments                        6,955         2,828         13,867         9,661
Interest on mortgage loans held for sale                 13,598        18,494         35,856        48,940
----------------------------------------------------------------------------------------------------------
  Total income from earning assets                      391,737       388,868      1,166,142     1,167,594
----------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits                         44,592        42,741        129,345       128,562
Regular savings deposits                                  9,337        10,891         29,069        33,343
Domestic time deposits                                   52,424        63,514        160,937       200,077
Certificates of deposit $100,000 and over                14,722         5,655         33,208         9,254
----------------------------------------------------------------------------------------------------------
  Total interest on deposits                            121,075       122,801        352,559       371,236
Short-term borrowings                                    38,231        38,220        111,977       112,985
Long-term debt                                           15,293        12,281         46,499        37,531
----------------------------------------------------------------------------------------------------------
  Total interest expense                                174,599       173,302        511,035       521,752
----------------------------------------------------------------------------------------------------------
Net Interest Income                                     217,138       215,566        655,107       645,842
Provision for loan losses (note 6)                       19,099        25,100         84,797        71,760
----------------------------------------------------------------------------------------------------------
Net Credit Income                                       198,039       190,466        570,310       574,082
----------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts                      30,893        29,267         92,787        84,330
Trust and investment advisory income                     19,308        16,801         54,648        48,541
Bank card-related income                                  9,236        13,476         31,655        38,529
Other income                                             36,548        20,677        127,405        85,319
Securities gains                                            124            96          4,097         2,739
----------------------------------------------------------------------------------------------------------
  Total noninterest income                               96,109        80,317        310,592       259,458
----------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                       294,148       270,783        880,902       833,540
----------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                                        95,134        97,833        291,023       290,595
Occupancy expense - net                                  14,957        15,518         44,800        46,918
Equipment expense                                         9,970         9,416         31,251        28,426
Other expense                                            53,170        89,272        165,172       201,947
----------------------------------------------------------------------------------------------------------
  Total noninterest expense                             173,231       212,039        532,246       567,886
----------------------------------------------------------------------------------------------------------
Income Before Income Taxes                              120,917        58,744        348,656       265,654
Income tax expense (note 10)                             41,374        10,626        121,543        85,549
----------------------------------------------------------------------------------------------------------
Net Income                                             $ 79,543      $ 48,118      $ 227,113     $ 180,105
==========================================================================================================
Earnings Per Share
Primary                                                $    .71      $    .43      $    2.03     $    1.61
Fully diluted                                               .71           .43           2.03          1.61
==========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries


In thousands                                                                   Nine Months Ended Sept. 30,

                                                                                      1997            1996
Operating       Net Income                                                       $ 227,113       $ 180,105
Activities      Adjustments to reconcile net income to net cash provided
                  by operating activities:
                    Provisions for loan losses, foreclosed properties and
                      other losses                                                  84,797          69,922
                    Depreciation and amortization of premises and equipment         35,776          34,575
                    Amortization of intangible assets                               12,713          12,450
                    Deferred income tax benefit                                     (3,271)         (2,655)
                    Securities gains                                                (4,097)         (2,739)
                    Gain on sale of merchant card processing                       (17,325)              -
                    Net gain on sale of other assets                               (26,945)         (7,151)
                    Origination and purchase of loans held for sale             (2,359,449)     (3,056,853)
                    Proceeds from sales of loans held for sale                   2,166,627       2,817,815
                    Net decrease (increase) in accrued interest receivable,
                      prepaid expenses and other assets                           (118,582)         21,300
                    Net increase in accrued interest payable,
                      accrued expenses and other liabilities                        76,782          35,333
                    Other, net                                                      17,681             934
                    --------------------------------------------------------------------------------------
                    Net cash provided by operating activities                       91,820         103,036
----------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities held
Activities        to maturity                                                      319,211         291,948
                Proceeds from maturities and calls of securities available
                  for sale                                                         341,432       1,975,553
                Proceeds from sales of securities available for sale             2,894,281       3,569,471
                Purchases of securities held to maturity                           (12,587)       (257,731)
                Purchases of securities available for sale                      (2,276,921)     (6,032,167)
                Net increase in money market investments                          (424,317)       (225,067)
                Principal collected on non-bank subsidiary loans                    21,355          30,357
                Loans originated by non-bank subsidiaries                          (29,928)       (243,712)
                Proceeds from sales of loans                                       151,845         199,038
                Net decrease in other loans                                         95,534         216,449
                Purchases of premises and equipment                                (73,128)        (49,148)
                Proceeds from sales of foreclosed properties, mortgage
                  servicing rights and merchant card processing                     66,231          26,281
                Acquisitions of net assets of financial institutions                     -         138,628
                Purchases of loans and loan portfolios                          (1,269,119)              -
                Other, net                                                         (16,005)        (34,396)
                ------------------------------------------------------------------------------------------
                    Net cash used by investing activities                         (212,116)       (394,496)
----------------------------------------------------------------------------------------------------------
Financing       Net decrease in demand, interest-bearing demand
Activities        and regular savings deposits                                    (302,249)       (469,410)
                Net increase in certificates of deposit                            740,719         637,875
                Net increase (decrease) in short-term borrowings                  (360,816)         37,241
                Principal payments on long-term debt                               (60,283)        (56,220)
                Cash dividends paid                                                (94,007)        (76,923)
                Common stock purchased and retired                                 (66,545)        (83,924)
                Proceeds from the issuance of common stock                          44,312          27,224
                Other, net                                                              85             (23)
                ------------------------------------------------------------------------------------------
                    Net cash provided (used) by financing activities               (98,784)         15,840
----------------------------------------------------------------------------------------------------------
Cash And        Decrease in cash and cash equivalents                             (219,080)       (275,620)
Cash            Cash and cash equivalents at beginning of year                   1,105,036       1,285,245
                ------------------------------------------------------------------------------------------
Equivalents     Cash and cash equivalents at end of quarter                      $ 885,956      $1,009,625
==========================================================================================================

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries



Dollars in thousands                                  Shareholders' Equity        Shares of Common Stock

                                                           1997          1996           1997          1996
Balance, July 1                                      $1,900,069    $1,777,146    110,638,161    55,401,632
Net Income                                               79,543        48,118              -             -
Cash dividends declared on common stock                 (32,033)      (26,262)             -             -
Change in net unrealized gain or loss on securities
  available for sale                                     17,100        12,928              -             -
Common stock purchased and retired                      (36,806)      (30,050)      (780,000)     (531,500)
Common stock issued:
  For dividend reinvestment plan                          7,735         4,696        181,471        83,263
  For thrift and profit sharing plan                      1,508             -         33,500             -
  For other stock compensation plans                          4             -             75             -
  Upon exercise of stock options (including tax
    benefit of $630 in 1997; $189 in 1996)                2,457           975        114,877        31,839
----------------------------------------------------------------------------------------------------------
Balance, September 30                                $1,939,577    $1,787,551    110,188,084    54,985,234
==========================================================================================================
Balance, January 1                                   $1,779,510    $1,785,588    109,869,886    55,382,341
Net Income                                              227,113       180,105              -             -
Cash dividends declared on common stock                 (64,342)      (76,923)             -             -
Change in net unrealized gain or loss on securities
  available for sale                                      9,445       (51,208)             -             -
Common stock purchased and retired                      (66,545)      (83,924)    (1,603,566)   (1,487,000)
Cash paid in lieu of fractional shares                     (164)          (86)        (4,736)       (1,484)
Common stock issued:
  For dividend reinvestment plan                         21,282        14,844        563,555       281,499
  For thrift and profit sharing plan                      8,170         6,604        218,348       118,747
  For other stock compensation plans                      2,271           965         72,882        19,313
  Upon exercise of stock options (including tax
    benefit of $7,977 in 1997; $5,810 in 1996)           22,837        11,586      1,071,715       671,818
----------------------------------------------------------------------------------------------------------
Balance, September 30                                $1,939,577    $1,787,551    110,188,084    54,985,234
==========================================================================================================

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries




(1) General
The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1996 Annual Report and Form 10-K and First Quarter 1997 and Second Quarter 1997 Financial Supplement and Form 10-Qs.

   On December 31, 1996 Crestar Financial Corporation (Crestar) merged with Citizens Bancorp (Citizens), a Maryland bank holding company, in a transaction accounted for as a pooling of interests. Accordingly, historical financial data for periods before the merger, including the third quarter and first nine months of 1996, have been restated to include the combined results of Crestar and Citizens. During the fourth quarter of 1996, Crestar recorded a $50.0 million (pre-tax) charge in connection with the December 31, 1996 merger with Citizens. The charge consisted of $11.3 million in severance and other personnel costs, $18.2 million for facilities consolidations and branch closures, professional fees of approximately $5.4 million, and $15.1 million related to cancellation of contractual obligations and other merger-related expenses. An additional $3.5 million in merger-related charges was accrued during 1997. Total cash payments of merger-related charges totaled $42.8 million through September 30, 1997. The balance of accrued merger-related liabilities totaled $10.7 million as of September 30, 1997.

   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $167,635,000 and $184,206,000 at September 30, 1997 and 1996, respectively, and favorable lease rights of $385,000 and $441,000, respectively.

   Capitalized mortgage servicing rights of $50.8 million and $52.5 million at September 30, 1997 and 1996, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $25 million were capitalized during the first nine months of 1997. At September 30, 1997 and 1996 mortgage servicing rights were net of a related valuation allowance of $538,000. The activity in such valuation allowance was not material to the consolidated financial statements for the three and nine months ended September 30, 1997 and 1996. The fair value of capitalized mortgage servicing rights was approximately $84 million at September 30, 1997. Amortization of capitalized mortgage servicing rights was approximately $9 million in the first nine months of 1997.

   During the third quarter and first nine months of 1997, Crestar capitalized interest of $880,000 and $2.1 million, respectively, associated with construction in progress. For the same periods in 1996, Crestar capitalized interest of $131,000 and $193,000, respectively. Interest expense on short-term borrowings is reported net of such capitalized interest in the consolidated statements of income.

(2)  Securities Held To Maturity
The amortized cost (carrying values) and estimated market values of securities held to maturity at September 30 follow:


----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                    1997                        1996

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                     $197,402      $197,143      $ 238,226     $ 235,476
Mortgage-backed obligations of Federal agencies         413,007       415,957        738,811       734,640
Other taxable securities                                  2,986         2,982         13,186        13,217
States and political subdivisions                        49,122        50,257         80,485        81,142
----------------------------------------------------------------------------------------------------------
  Total securities held to maturity                    $662,517      $666,339     $1,070,708    $1,064,475
==========================================================================================================

(3)  Securities Available For Sale
The amortized cost and estimated market values (carrying values) of securities available for sale at September 30 follow:


----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                   1997                        1996

                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                    $ 238,580     $ 226,467      $ 423,493     $ 421,708
Mortgage-backed obligations of Federal agencies       2,226,465     2,216,823      2,925,245     2,879,532
Other taxable securities                                675,727       677,684        606,333       602,129
Common and preferred stocks                             211,680       212,803        162,729       162,796
----------------------------------------------------------------------------------------------------------
  Total securities available for sale                $3,352,452    $3,333,777     $4,117,800    $4,066,165
==========================================================================================================

At September 30, 1997, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge the probable market value decline in a rising interest rate environment. The interest rate caps, which have a notional balance of $1.75 billion, have a cost basis of $13.7 million and a market value of $3.2 million at September 30, 1997. The cost basis of the interest rate caps is being amortized as a reduction of interest income on securities available for sale.


(4)  Money Market Investments
Money market investments at September 30 included:

----------------------------------------------------------------------------
----------------------------------------------------------------------------
In thousands                                              1997          1996
Securities purchased under agreements to resell      $ 650,000      $633,000
Federal funds sold                                     489,023        85,260
U.S. Treasury securities                                 8,361         5,809
Trading account securities                               4,909         5,191
Other                                                   15,042        12,776
----------------------------------------------------------------------------
  Total money market investments                    $1,167,335      $742,036
============================================================================

(5) Nonperforming Assets and Impaired Loans
Nonperforming assets at September 30 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more not shown below totaled $63.0 million and $63.7 million at September 30, 1997 and 1996, respectively.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
In thousands                                               1997          1996
Nonaccrual loans                                        $61,407      $ 78,732
Foreclosed properties - net                              26,757        37,957
-----------------------------------------------------------------------------
  Total nonperforming assets                            $88,164      $116,689
=============================================================================

Transfers from nonperforming loans to foreclosed properties (non-cash additions) were $7.6 million and $7.8 million in the first nine months of 1997 and 1996, respectively. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and their allocated valuation allowances at September 30, 1997 and 1996 were $17.5 million with an allowance of $2.7 million and $27.0 million with an allowance of $4.7 million, respectively. All impaired loans had an allocated valuation allowance at September 30, 1997 and 1996. Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at September 30, 1997. The average recorded investment in impaired loans for the nine months ended September 30, 1997 and 1996 was $20.1 million and $33.2 million, respectively. There was no material interest income recognized on impaired loans in the three and nine months ended September 30, 1997 and 1996.


(6)  Allowance For Loan Losses
Transactions in the allowance for loan losses for the three months and nine months ended September 30 were:


----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                Three Months                 Nine Months

                                                           1997          1996           1997          1996
Beginning balance                                      $279,190      $272,896       $268,868      $274,430
Charge-offs                                             (27,911)      (33,796)       (98,327)      (96,214)
Recoveries                                                7,953         8,703         22,993        23,815
----------------------------------------------------------------------------------------------------------
  Net charge-offs                                       (19,958)      (25,093)       (75,334)      (72,399)
Provision for loan losses                                19,099        25,100         84,797        71,760
Allowance from acquisitions and other activity - net          -             -              -          (888)
----------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                  (859)            7          9,463        (1,527)
----------------------------------------------------------------------------------------------------------
Ending balance                                         $278,331      $272,903       $278,331      $272,903
==========================================================================================================


(7)  Allowance For Foreclosed Properties
Transactions in the allowance for losses on foreclosed properties for the three months and nine months ended September 30 were:


----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                 Three Months                 Nine Months

                                                           1997          1996           1997          1996
Beginning balance                                       $17,985       $12,513        $18,449       $13,574
----------------------------------------------------------------------------------------------------------
Provision for foreclosed properties                           -             -              -          (388)
Write-downs                                              (1,525)         (110)        (1,989)         (312)
Allowance from acquisitions - net                             -             -              -          (471)
----------------------------------------------------------------------------------------------------------
  Net decrease                                           (1,525)         (110)        (1,989)       (1,171)
----------------------------------------------------------------------------------------------------------
Ending balance                                          $16,460       $12,403        $16,460       $12,403
==========================================================================================================

(8)  Short-Term Borrowings
Short-term borrowings, exclusive of deposits, with maturities of less than one year at September 30 were:


------------------------------------------------------------------------------
------------------------------------------------------------------------------
In thousands                                             1997             1996
Federal funds purchased                            $1,905,679       $1,477,314
Securities sold under repurchase agreements           739,899          634,875
Federal Home Loan Bank borrowings                     385,000          525,000
U.S. Treasury demand notes                            478,196                -
Notes payable                                         244,343          214,279
Other                                                   2,118            2,183
------------------------------------------------------------------------------
  Total short-term borrowings                      $3,755,235       $2,853,651
==============================================================================

The Corporation paid $438.9 million and $487.3 million in interest on deposits and short-term borrowings in the first nine months of 1997 and 1996, respectively.

(9)  Long-Term Debt
Long-term debt at September 30 included:


----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                                         1997             1996
4 3/8 - 7 3/8% Federal Home Loan Bank obligations payable through 2015           $252,691         $318,529
8 3/4% Subordinated notes due 2004                                                149,722          149,683
8 1/4% Subordinated notes due 2002                                                125,000          125,000
8 5/8% Subordinated notes due 1998                                                 49,994           49,984
7 7/8 - 11 1/4% Collateralized mortgage obligation bonds maturing through 2019     13,085           15,458
7 - 8 1/4% Mortgage indebtedness maturing through 2009                              7,974            8,782
8 5/8 - 14 3/8% Capital lease obligations maturing through 2006                       909            1,022
Crestar Capital Trust I preferred stock                                           200,000                -
----------------------------------------------------------------------------------------------------------
  Total long-term debt                                                           $799,375         $668,458
==========================================================================================================


The Corporation paid $40.4 million and $36.1 million in interest on long-term debt in the first nine months of 1997 and 1996, respectively. There were no new material capital lease agreements entered into during the third quarter of 1997.

(10)  Income Taxes
The current and deferred components of income tax expense allocated to continuing operations for the three months and nine months ended September 30 in the accompanying consolidated statements of income were:


----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                Three Months                  Nine Months

                                                           1997          1996           1997          1996
Current:
  Federal                                               $36,573       $20,349       $118,072       $84,954
  State and local                                         1,345           199          6,742         3,250
----------------------------------------------------------------------------------------------------------
    Total current tax expense                            37,918        20,548        124,814        88,204
----------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                 3,150        (8,707)        (3,269)       (3,047)
  State and local                                           306        (1,215)            (2)          392
----------------------------------------------------------------------------------------------------------
    Total deferred tax expense (benefit)                  3,456        (9,922)        (3,271)       (2,655)
----------------------------------------------------------------------------------------------------------
Total income tax expense                                $41,374       $10,626       $121,543       $85,549
==========================================================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and nine months ended September 30 were:


------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
In thousands                                   Three Months                           Nine Months

                                           1997              1996                1997             1996

                                        Amount     %      Amount       %      Amount     %      Amount     %
Income before income taxes           $120,917            $58,744           $348,656           $265,654
------------------------------------------------------------------------------------------------------------
Tax expense at statutory rate          42,321   35.0      20,560    35.0    122,030   35.0      92,979  35.0
------------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes
    resulting from:
    Repeal of thrift bad debt recapture     -      -      (8,694)  (14.8)         -      -      (8,694) (3.3)
    Tax-exempt interest and dividends  (2,012)  (1.7)     (1,873)   (3.2)    (5,912)  (1.7)     (5,482) (2.1)
    Nondeductible interest expense        466     .4         250      .4      1,342     .4         643    .2
    Amortization of goodwill            1,034     .8       1,017     1.7      3,114     .9       3,099   1.2
    State income taxes                  1,073     .9        (660)   (1.1)     4,381    1.3       2,368    .9
    Other - net                        (1,508)  (1.2)         26      .1     (3,412)  (1.0)        636    .3
------------------------------------------------------------------------------------------------------------
      Total decrease in taxes            (947)   (.8)     (9,934)  (16.9)      (487)  (0.1)     (7,430) (2.8)
------------------------------------------------------------------------------------------------------------
Total income tax expense             $ 41,374   34.2     $10,626    18.1   $121,543   34.9    $ 85,549  32.2
============================================================================================================


The Corporation made income tax payments of $115.0 million and $99.8 million during the first nine months of 1997 and 1996, respectively. At September 30, 1997, the Corporation had a net deferred income tax asset of $105.2 million. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

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

   Commitments to extend credit are legally binding agreements to lend to a customer which typically contain clauses that permit cancellation of the commitment in the event of credit deterioration of the borrower. Similar to direct lending, these commitments are subject to the Corporation's loan approval and review procedures and policies. Based upon management's review, Crestar may require the customer to provide various types of collateral as security for the agreement, including balances on deposit, securities, real estate and inventory. Crestar receives a commitment fee for entering into such agreements. Legally binding, unfunded commitments to extend credit were $9.9 billion and $8.1 billion at September 30, 1997 and 1996, respectively.

   Standby letters of credit, which are conditional commitments to extend credit, guarantee the performance of customers to a third party. Crestar's outstanding standby letters of credit were $456 million at September 30, 1997.

   Recourse obligations on mortgage loans serviced of $1.7 billion at September 30, 1997 included $1.0 billion which was insured by agencies of the Federal government or private insurance companies. Crestar maintained an allowance of $309,000 at September 30, 1997 based on estimates of future losses on this contractual recourse liability.

   For interest rate risk management purposes at September 30, 1997, Crestar was using interest rate (fixed receive) swaps with notional balances of $900 million and $250 million to convert floating rate commercial and instalment loans, respectively, to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.75 billion and $200 million to hedge the market value of fixed rate securities available for sale and real estate income property loans, respectively, and $465 million to minimize interest rate risk associated with rising rates on floating rate money market deposits. Crestar was using interest rate floors with notional balances of $1 billion and $250 million to hedge the fair value of fixed rate domestic time deposits and the prepayment risk associated with fixed rate real estate mortgage loans, respectively. The carrying value and net unrealized loss on these swaps, caps and floors were $29.2 million and $10.1 million at September 30, 1997, respectively. Crestar also serves as a financial intermediary in interest rate swap, cap and collar agreements, providing interest rate risk management services to customers. As a financial intermediary, Crestar had $78.1 million in offsetting swap, $23.8 million in offsetting cap and $10 million in offsetting collar agreements at September 30, 1997.

   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost of approximately $24.4 million, less collateral held of approximately $9.5 million, plus an amount for prospective market movement. Three counterparties constituted 15%, 13% and 11% of the estimated credit and market exposure of $71.6 million at September 30, 1997.

   Crestar also had forward agreements outstanding at September 30, 1997, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded. The net unrealized loss on such forward agreements, which had a notional balance of $1.6 billion, was $7.6 million at September 30, 1997.

   Certain litigation is pending or threatened against Crestar. Management, in consultation with legal counsel, is of the opinion that there is no pending or threatened litigation that could, individually or in the aggregate, have a material impact on the Corporation's financial condition or financial statements beyond liabilities established for this purpose.

Financial Commentary
Crestar Financial Corporation And Subsidiaries

Information contained in the following "Financial Commentary," other than historical information, may contain forward-looking statements that are subject to significant risks and uncertainties including, but not limited to, the Corporation's interest rate risk position, credit and economic trends on both a regional and national basis, technological change, the number and size of competitors in the Corporation's market, and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Such statements are provided to assist the reader in understanding anticipated future financial operations. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate. The Corporation's actual results may differ materially from those projected in forward-looking statements.

Overview
(Tables 1, 2 and 12)
Crestar Financial Corporation (Crestar) reported record net income of $79.5 million or $.71 per common share for the quarter ended September 30, 1997, compared to net income of $48.1 million or $.43 per common share earned in the third quarter of 1996. During the third quarter of 1996, Crestar recorded a nonrecurring after-tax charge of $21.5 million, or $.19 per share, associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation
(FDIC). Also during the third quarter of 1996, Crestar recognized an after-tax benefit of $10.6 million as a result of the repeal of tax legislation regarding thrift bad debt recapture rules. The net impact of these two nonrecurring items was an after-tax reduction in third quarter 1996 net income of $10.9 million, or $.10 per common share.

   For the first nine months, earnings were $227.1 million in 1997, compared to $180.1 million earned in the first nine months of 1996. Earnings per share for the first nine months of 1997 were $2.03, compared to $1.61 for the same period of 1996. Through the first nine months of 1997, return on assets of was 1.41% and return on equity was 16.38%. Crestar's results reflect the continued positive effects of growth in noninterest income and management of controllable expenses. Items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes.

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

Mergers And Acquisitions
As previously announced, Crestar expects to complete the acquisition of American National Bancorp, Inc. (American National) in a purchase transaction during the fourth quarter of 1997. The expected merger date is November 13, 1997. American National is the holding company for American National Savings Bank, FSB, a Baltimore-based thrift institution with approximately $500 million in total assets, $330 million in deposits and 10 branches serving the Baltimore metropolitan area. Upon completion of the merger, American National will become part of Crestar's Baltimore-based Maryland Region, which currently includes 35 Crestar branches.

   Under terms of the purchase agreement, American National shareholders will receive approximately $20.25 per common share, in Crestar common stock or cash, for each share of American National common stock held. There are approximately
3.6 million shares of American National common stock outstanding.

Profitability Measures And Capital Resources
(Table 1)
   Increased earnings in both the third quarter and the first nine months of 1997 resulted in improvements in key profitability measures over 1996. Return on average assets was 1.47% in the third quarter and 1.41% the first nine months of 1997, compared to 0.89% and 1.12%, respectively, for 1996. Return on average equity was 16.60% for the third quarter of 1997, compared to 10.94% for the third quarter of 1996. For the first nine months of 1997, return on average equity was 16.38%, compared to 13.61% for the first nine months of the previous year.

   Average equity to assets was 8.87% for the third quarter of 1997, compared to 8.18% in the third quarter of 1996. Average equity to assets for the first nine months of 1997 was 8.59%, compared to 8.21% for the same period of 1996. Period-end equity to assets was 8.36% at September 30, 1997, compared to a September 30, 1996 ratio of 7.97%.

   Risk-based capital ratios are additional measures of capital adequacy. At September 30, 1997, Crestar's consolidated risk-adjusted capital ratios were

10.4% for Tier 1 and 13.0% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 9.3% at September 30, 1997 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 7.70% at September 30, 1997. Under Federal Deposit Insurance Corporation (FDIC) rules, Crestar's sole subsidiary bank (Crestar Bank) was considered "well-capitalized" as of September 30, 1997, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.

   Crestar has filed shelf registration statements with the Securities and Exchange Commission (SEC) pertaining to the possible future issuance of securities. Under currently effective registration statements, Crestar may issue in the future approximately $300 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

Net Interest Margin And Net Interest
Income
(Tables 3 and 13)
Crestar's net interest margin for the third quarter of 1997 was 4.47%, an improvement of 3 basis points from the margin recorded in the third quarter of 1996. The improvement was due primarily to favorable changes in rates paid on some funding sources, in comparison to market rates on short-term funds during the quarter, coupled with improved yields on total earning assets. These factors served to offset the impact of unfavorable changes in the composition of earning assets and the impact of off-balance sheet hedge transactions on interest income.

   Positive influences on the third quarter 1997 margin include favorable changes in the average rates paid on interest bearing core deposits. Average rates paid on regular savings deposits decreased, from 2.57% in the third quarter of 1996 to 2.45% in the third quarter of 1997. Similarly, rates paid on domestic time deposits decreased, from 5.14% in the third quarter of 1996 to 5.00% in the third quarter of 1997. The average rate paid on total savings and time deposits was 3.84% for both the third quarter of 1997 and 1996. Average rates paid on interest-bearing demand deposits were 3.04% during the third quarter of 1997, an increase of 9 basis points from the third quarter of 1996. Rates paid on short-term borrowings increased from the levels of third quarter 1996, and averaged 5.32% for the third quarter of 1997. Yields on long-term debt were also higher, and averaged 7.59% for the quarter ended September 30, 1997. The average rate paid on Crestar's total sources of funds in the third quarter of 1997 was 3.53%, reflecting an increase of 2 basis points from the same period of 1996.

   The yield on average loans for the quarter ended September 30, 1997 decreased 7 basis points from the third quarter of 1996, to 8.59%. Average rates on bank card loans increased from 12.47% in the third quarter of 1996 to 14.51% in the third quarter of 1997, in part due to the expiration of low introductory loan interest rates on selected bank card accounts. Yields on real estate-income property loans also increased from third quarter 1996 results. All other loan categories displayed lower yields.

   Higher average yields on securities available for sale, which were 6.30% in third quarter 1997 versus 6.24% in the same period of 1996, positively impacted Crestar's net interest margin. Average yields were unchanged on the much smaller securities held to maturity portfolio. Yields on money market investments were 5.65% for the third quarter of 1997 versus 5.36% for the third quarter of 1996, in part reflecting a higher average federal funds rate on overnight deposits. In total, interest rate spreads had a positive impact of 14 basis points on Crestar's third quarter 1997 net interest margin, when compared to the third quarter of 1996, exclusive of the impact of off-balance sheet derivative instruments.

   Changes in the earning asset mix decreased the third quarter 1997 net interest margin by approximately 7 basis points when compared to the third quarter of 1996. Loans as a percentage of total earning assets increased from an average of 69% during the third quarter of 1996 to 73% for the same period of 1997. Average total loans were $14.4 billion during the third quarter of 1997, compared to $13.5 billion during the third quarter of 1996. In September 1997, Crestar acquired approximately $612 million of home equity loans and outstanding balances under home equity lines of credit. These loans, classified as consumer
- instalment loans on Crestar's balance sheet, increased Crestar's combined home equity loans and outstanding balances under home equity lines of credit to approximately $1.7 billion. Average bank card loans for the third quarter of 1997 reflect a decrease of $338 million, or 23%, in comparison to the third quarter period of 1996. Marketing efforts directed to new accounts have been curtailed from previous levels, in light of higher delinquencies and charge-offs. Account balances have also declined as a result of the expiration of introductory low interest rates on some bank card products. Average consumer real estate loans were up $358 million, or 12%, from third quarter 1996, with average instalment loan balances increasing by $648 million or 18% during this period. Average business loans for the third quarter of 1997 reflect an increase of 4% over the same period of 1996, due to growth in Crestar's commercial loan portfolio. Average money market investments increased, from $210 million in the third quarter of 1996 to $490 million for the same quarter of 1997. Decreases in average balances of mortgage loans held for sale primarily reflect shorter holding periods for such loans at Crestar's mortgage banking subsidiary. Average balances in the third quarter of 1997 were $725 million, representing 4% of average total earning assets.

   Changes in the balances and composition of funding sources had no material impact on the net interest margin for the third quarter of 1997, when compared to the same period of 1996. Interest-bearing deposits represented 64% of total funding sources in the third quarter of 1997, versus 65% of funding sources in the same period of 1996. Competitive pricing for deposits among financial institutions, in addition to the impact of selected branch closings during the last twelve months, resulted in decreases in average balances for some consumer deposit categories. Average total deposits experienced a decrease of $205 million, or 1%, from the third quarter of 1996. Average balances of short-term borrowings were relatively unchanged, decreasing by $64 million or 2% from average levels during the third quarter of 1996. When coupled with the impact of changes to Crestar's earning asset mix, this resulted in a net 7 basis point decrease in the third quarter 1997 net interest margin, versus the third quarter of 1996, arising from changes in Crestar's total balance sheet composition of earning assets and funding sources.

   Off-balance sheet hedge transactions made a negative impact on net interest income of $0.8 million during the third quarter of 1997, which was composed of $0.6 million decrease in interest income and a $0.2 million increase in interest expense, based on the underlying asset or liability being hedged. In the third quarter of 1996 the comparable impact of hedging activity was a decrease to Crestar's net interest income of $0.2 million, which consisted of a $0.2 million decrease in interest income and a negligible decrease in interest expense. In comparison to the third quarter of 1996, such off-balance sheet transactions had a negative impact of 3 basis points on third quarter 1997's net interest margin.

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

   As a result of the 3 basis point increase in the net interest margin and a stable level of average earning assets, net interest income for the third quarter of 1997 increased by $1.6 million, or 1% over the third quarter of 1996. Tax-equivalent net interest income similarly increased by 1% during this period. For the first nine months, tax equivalent net interest income increased 2% over 1996 as a result of a 7 basis point increase in the net interest margin and a stable level of average earning assets. Changes to the earning assets mix for the year-to-date period had a unfavorable impact of 10 basis points, while changes to the funding mix resulted in an 1 basis point positive impact to the year-to-date margin. Favorable interest rate spreads for the comparable nine month period increased net interest margin by approximately 18 basis points. Off-balance sheet hedge transactions had a negative impact on the margin, in comparison to year-to-date 1996 results, of approximately 2 basis points. Off-balance sheet hedge transactions had a detrimental impact on net interest income of $3.1 million during the first nine months of 1997, which was composed of a $2.0 million decrease in interest income and a $1.1 million increase in interest expense, based on the underlying asset or liability being hedged. In the first nine months of 1996 the comparable impact of hedging activity was an increase to Crestar's net interest income of $1.6 million, which consisted of a $1.6 million increase in interest income and a negligible decrease in interest expense.

Risk Exposures And Credit Quality
(Tables 4 and 5)
Crestar's allowance for loan losses totaled $278 million at September 30, 1997, representing 1.90% of period-end loans, 316% of period-end nonperforming assets, and a 453% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $63.0 million at September 30, 1997, with consumer loans representing 90% of this balance.

   At September 30, 1997, nonperforming assets of $88.2 million were down $28.5 million or 24% from September 30, 1996, and down $20.8 million or 19% from December 31, 1996. The ratio of nonperforming assets to loans and foreclosed properties at September 30, 1997 was 0.60%, compared to 0.77% at December 31, 1996 and 0.86% at September 30, 1996. Future operating results could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, or adverse changes in credit quality.

   The provision for loan losses was $19.1 million for the third quarter of 1997, a decrease of $6.0 million from the $25.1 million provision expense recorded in the third quarter of 1996. Provision expense in the second quarter of 1997 was $36.0 million. Net charge-offs totaled $20.0 million in the third quarter of 1997, compared to $25.1 million in the comparable period of 1996. Net charge-offs as a percentage of average loans were 0.55% for the third quarter of 1997, compared to 0.74% in the same period of 1996, and 0.73% for the second quarter of 1997. Business loans experienced net recoveries of $1.1 million in the third quarter of 1997, compared to net recoveries of $0.9 million in the comparable quarter of 1996. Consumer loan net charge-offs totaled $21.1 million in the third quarter of 1997, compared to net charge-offs of $26.7 million in the second quarter of 1997 and $26.0 million in the third quarter of 1996.

   The largest proportion of net loan charge-offs during the third quarter of 1997, and for the first nine months of 1997, occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $16.9 million in the third quarter of 1997, compared to $22.9 million in the second quarter of 1997 and $20.8 million in 1996's third quarter. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 5.81% in the third quarter of 1997, 7.45% for the second quarter of 1997, and 5.54% in the third quarter of 1996.

   Bank card charge-off results for the third quarter of 1997 were favorably impacted by two non-recurring items. During the third quarter, Crestar sold a portfolio of fully charged-off loans to another corporation, and recorded the proceeds of $1.5 million as a recovery. In addition, Crestar instituted selected changes in its policy with respect to the timing of consumer loans charge-offs. These changes had the impact of a temporary reduction in charge-offs in the period of implementation, and reduced third quarter net bank card charge-offs by an estimated $2.8 million. Excluding the impact of these two non-recurring items, bank card net charge-offs for the third quarter of 1997 would have been approximately $21.2 million (versus reported results of $16.9 million), and total net charge-offs for the third quarter of 1997 would have been $24.3 million (versus reported results of $20.0 million). Excluding the non-recurring items mentioned above, the third quarter 1997 bank card net charge-off rate was 7.28%, compared to a charge-off rate of 7.45% for the second quarter of 1997, and 5.54% for the third quarter of 1996.

   The increase in the ratio of bank card net charge-offs to average bank card loans, for the third quarter of 1997 versus the third quarter of 1996, is partially attributable to both a decrease in outstanding bank card loan balances and the current trend of adverse payment performance by consumers, a trend similar to that evidenced by high nationwide delinquency statistics. The increase also reflects the prior growth of Crestar's bank card portfolio, especially during 1994 and 1995. The delinquency and loss characteristics of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. A bank card portfolio will, therefore, generally produce higher net charge-off levels as the newer loans "season."
The balance of bank card loan charge-offs declined in the third quarter of 1997, the second consecutive quarterly decline.

   Net charge-offs of instalment loans totaled $3.6 million during the third quarter of 1997, versus $3.0 million in the second quarter of 1997 and $4.8 million in the third quarter of 1996. Net charge-offs for real estate-mortgage loans were $0.6 million for the third quarter of 1997.

   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers and investors. REDI outstanding balances have remained fairly stable in 1997 and totaled $1.7 billion at September 30, 1997. This balance represented 11% of the total loan portfolio at that date. At December 31, 1996, REDI loan balances totaled $1.6 billion and constituted 12% of the total loan portfolio. REDI nonperforming assets were $43.9 million at September 30, 1997, compared to $61.8 million at December 31, 1996.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans at September 30, 1997, not included in Table 5, totaled approximately $103 million. Over 90% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $123 million at June 30, 1997 and $153 million at December 31, 1996. Fluctuations in potential problem loans balances from quarter to quarter should be viewed in the context of the size of Crestar's total loan portfolio, which was $14.7 billion at September 31, 1997.

Noninterest Income And Expense
(Table 6)
Noninterest income totaled $96.1 million in the third quarter of 1997, a $15.8 million or 20% increase from the third quarter period of 1996. During the third quarter of 1996, Crestar recorded an accrued charge for the cost of closing selected branches as part of the Corporation's ongoing strategy of refining its service delivery systems. Of the total charge of $5.0 million, $4.5 million was classified as a loss on disposal of branches, resulting in a reduction of noninterest income recorded in the third quarter of 1996. Excluding the impact of this item from third quarter 1996 results, and excluding securities gains and losses, third quarter 1997 noninterest income increased $11.3 million or 13% from the third quarter 1996. This increase reflects growth in several noninterest income categories, including strong increases in mortgage origination income and trust and investment advisory income.

   Service charges on deposit accounts totaled $30.9 million, for an increase of 6% in comparison to the third quarter of 1996. Trust and investment advisory income increased 15% from third quarter 1996 levels, due primarily to strong growth in assets under management. Mortgage origination income, net of direct expenses, for the third quarter of 1997 totaled $7.3 million, or $6.2 million higher than the results reported in the third quarter of 1996. Origination income in the third quarter of 1997 reflects favorable pricing conditions for the sale of mortgage loans held for sale and higher levels of mortgage originations. Mortgage servicing income decreased by $0.6 million during the quarter, a result of higher amortization charges for capitalized servicing rights. Other service charges and fees increased $1.5 million, or 19%, to $9.7 million for the third quarter of 1997, as Crestar continued to see increased growth in automated teller machine fee income. Miscellaneous income for the third quarter of 1997 totaled $13.0 million, and includes a gain of $4.7 million arising from the sale of selected mortgage loans during the quarter. Miscellaneous income for the comparable period of 1996 was $9.8 million, and included $1.9 million in gains arising from sale of mortgage loans.

   As previously reported, Crestar completed the sale of merchant bank card processing operations in the second quarter of 1997, and recorded a pre-tax gain of $17.3 million at that time. As expected, the sale impacted bank card noninterest income during the third quarter of 1997, versus the same period of 1996. Bank card-related noninterest income was $9.2 million for the third quarter of 1997, down $4.2 million or 31% from the third quarter of 1996.

   Noninterest expense decreased $38.8 million, or 18%, in the third quarter of 1997 when compared to the same period of 1996. Most of this decrease is attributable to the third quarter 1996 $34.1 million pre-tax ($21.5 million after-tax) charge for a non-recurring assessment on the Corporation's SAIF insured deposits. Excluding the SAIF assessment, noninterest expense decreased 3% in the third quarter of 1997, versus the third quarter of 1996. Personnel costs are Crestar's largest noninterest expense. Reflecting operating efficiencies following the December 31, 1996 merger with Citizens Bancorp, Inc., total personnel costs were $95.1 million in the three month period ended September 30, 1997, a decrease of 3% in comparison to the same period of 1996. Decreases in FDIC insurance premiums, effective in the fourth quarter of 1996, led to lower FDIC premium expense compared to third quarter 1996 results. FDIC insurance expense totaled $0.2 million in the third quarter of 1997, versus $3.3 million (excluding the SAIF assessment) for the same period of 1996.

   The effective federal and state income tax rate for third quarter and first nine months of 1997 was 34.2% and 34.9%, respectively, compared to 18.1% and 32.2% for the comparable periods of 1996. During the third quarter of 1996, Crestar recorded a non-recurring $10.6 million reduction of income tax expense. This reduction of expense arose from the repeal of a tax law that previously required, under certain circumstances, thrift institutions to recapture into taxable income the pre-1988 loan loss allowance. Crestar had recorded such a charge at the time of the merger with Loyola Capital Corporation on December 31, 1995. Excluding the impact of the repealed tax legislation, the effective income tax rate was 36.1% for the third quarter of 1996, and 36.2% for the first nine months of 1996. Other fluctuations in Crestar's effective tax rates for the nine months ended September 30, 1997, compared to the same period of 1996, were caused by lower state income tax expense and by the recognition of tax benefits, during 1997, relating to prior years. Financial statement note 10 contains additional information concerning income taxes.

   Noninterest expense for the nine months ended September 30, 1997 includes $4.6 million of costs incurred, primarily in the second quarter of 1997, in preparing the Corporation's data processing systems to be "Year 2000" compatible. Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and data processing when the year 2000 begins. The total cost for this conversion and testing process is estimated to be between $22 and $27 million, with the majority of costs expected to be incurred during 1998. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimate lives of the applicable assets. However, the majority of costs will be expensed as incurred.

Financial Condition
(Table 7)
Crestar's assets totaled $23.2 billion at September 30, 1997, compared to $22.9 billion in assets at December 31, 1996, and $22.4 billion at September 30, 1996. Loans totaled $14.7 billion at September 30, 1997, compared to $14.0 billion at year-end 1996. Total deposits were $16.1 billion at September 30, 1997 compared to $15.7 billion at December 31, 1996. Excluding certificates of deposit of $100,000 and over, deposits were down by 5% from year-end 1996, as increased competition resulted in declines in some deposit categories, including interest-bearing demand deposits and domestic time deposits. The consolidation of certain branches acquired in the December 31, 1996 merger with Citizens has also negatively impacted some deposit balances.

   With respect to the securities held to maturity portfolio, market values exceeded the carrying value, or amortized cost, at September 30, 1997 by $3.8 million, consisting of $6.4 million in unrealized gains and $2.6 million in unrealized losses. At September 30, 1997, the amortized cost of securities available for sale exceeded the market value of such securities by $18.7 million, consisting of $12.7 million in unrealized gains and $31.4 million in unrealized losses. Shareholders' equity at September 30, 1997 reflects a $11.8 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to a reduction of $21.3 million at December 31, 1996 arising from net unrealized losses on securities available for sale. At September 30, 1996, Crestar's shareholders' equity reflected a $38.0 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and purchases, sales, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on the future operating results or liquidity of Crestar.

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

   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. Approximately 66% (market value) of Crestar's securities available for sale portfolio, and 62% (amortized cost) of the Corporation's securities held to maturity portfolio, was composed of mortgage-backed obligations of Federal agencies as of September 30, 1997. This category includes mortgage-backed securities of Federal agencies, as well as CMO securities guaranteed by Federal agencies such as the Federal Home Loan Mortgage Corporation. Securities classified as "Other taxable securities" can include non-government CMO securities, corporate debt obligations, and corporate obligations securitized by credit card and instalment loans. Other taxable securities classified as available for sale at September 30, 1997 included $672 million (market value) of non-government CMO obligations.

   During the third quarter of 1997, Crestar sold approximately $928 million of securities classified as available for sale, generating net securities gains of $124 thousand. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation. Securities gains recorded in the third quarter of 1996 totaled $96 thousand.

   During the third quarter of this year, Crestar purchased and retired 780,000 shares of common stock. Purchases during the third quarter of 1997 were made at an average price of approximately $47 per common share, and were made in conjunction with the November 1997 acquisition of American National. Crestar intends to purchase in the open market all common shares to be issued in the American National transaction.

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

   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 55% of total funding sources at September 30, 1997, compared to 59% of total funding sources at December 31, 1996 and 60% at September 30, 1996. As an additional indication of adequate liquidity, securities available for sale represented 16%, and money market investments an additional 6%, of Crestar's total earning assets at September 30, 1997.

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

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Based on the most recent simulations as of September 30, 1997, Crestar's projected net income under the consensus interest rate scenario through year-end 1998 would decrease by approximately 3% in a high rate scenario, and would increase by approximately 3% in a low interest rate scenario. These projections were within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment under the high, low and consensus interest rate scenarios.

   A third interest rate risk tool used by Crestar is the interest rate "gap", or mismatch in repricing between interest-sensitive assets and liabilities, which provides a general indication of interest sensitivity at a specific point in time. A gap schedule is shown in Table 8, and reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 1997. At that point in time, Crestar had a cumulative net liability sensitive twelve-month gap with $4.7 billion excess of interest-sensitive sources of funds over uses of funds. This generally indicates that earnings should improve in a declining interest rate environment as liabilities reprice more quickly than assets. The opposite would be true of a positive, or asset-sensitive, interest rate gap.

   In addition to the traditional gap measurement presentation, Table 8 also presents interest sensitivity on an adjusted basis. These beta adjustments are based on a ratio of actual changes in consumer deposit rates to changes in the prime rate during interest rate cycles for the last several years. Essentially, the beta factors recognize that certain consumer deposit rates are less interest-sensitive than market-based rates, such as rates paid on short-term commercial notes. In addition to a beta adjustment, the table also incorporates an adjustment to reflect the sensitivity of the Corporation's commercial demand deposit balances to the level of interest rates. This adjustment, based on historical trends and estimated as a percentage of commercial interest bearing demand deposits, reflects a greater sensitivity on the part of commercial demand deposits to fluctuating interest rates than experienced with consumer deposits. On a cumulative twelve-month basis, Crestar had a liability sensitive "adjusted gap" at September 30, 1997, with $0.3 billion excess of interest-sensitive sources of funds over uses of funds. In comparison, the level of total earning assets at September 30, 1997 was $20.7 billion. The static and adjusted gap do not include $1.25 billion (notional amount) of interest rate floors that would potentially offset the effect of falling interest rates on the fair value of fixed rate domestic time deposits and on prepayment risk within the Corporation's fixed rate real estate - mortgage loan portfolio. In addition, the static gap and adjusted gap do not include $2.41 billion (notional amount) of interest rate caps that would potentially offset the effect of rising interest rates on various earning assets and funding sources (see Table 9).

   Each of the above three tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds, or unusual market relationships for financial instruments.

   Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at September 30, 1997 are utilized to convert certain variable rate assets to fixed rates in order to lock in a profitable interest spread based on the underlying fixed rate funding sources. The majority of Crestar's outstanding interest rate cap instruments are utilized to mitigate the declines in market value that can be experienced by fixed interest rate securities in a rising interest rate environment. The majority of outstanding interest rate floor instruments hedge the fair value of fixed rate domestic time deposits in a declining interest rate environment. Table 9 provides further details on Crestar's outstanding derivative instruments at September 30, 1997. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure. Crestar' s direct credit exposure is generally limited to the estimated replacement cost of those instruments in a gain position. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered an acceptable risk. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at September 30, 1997, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio. No interest rate swaps, floors or caps utilized as hedges against interest rate risk were sold or terminated prior to maturity during the third quarter of 1997, and at September 30, 1997 there were no deferred gains or losses arising from termination of hedged transactions prior to maturity.

   The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $4.8 billion at September 30, 1997. Forward contracts with a notional amount of $1.6 billion, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at September 30, 1997, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $6.4 billion at September 30, 1997. Tables 9, 10, and 11 present information regarding fair values, maturity, average rates, and activity as of and for the nine month period ending September 30, 1997 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $17.7 million as of September 30, 1997. Financial statement note 11 contains additional information pertaining to these types of agreements.

New Accounting Standards
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which will be effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Generally, comprehensive income includes net income and other transactions not typically recorded as a component of net income, including changes in unrealized gains and losses on securities available for sale. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a consolidated financial statement.

   The FASB has also issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which will be effective for financial statements for periods beginning after December 15, 1997, including interim periods. SFAS 131 establishes standards for determining a company's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Table 1    Financial Highlights


Dollars in millions, except per share data            Three Months                    Nine Months

                                                                         %                               %
For the Period Ended September 30                1997       1996    Change       1997       1996    Change
Net Income                                      $79.5      $48.1        65     $227.1     $180.1        26
Primary Earnings Per Share:
  Net Income                                    $ .71      $ .43        65     $ 2.03     $ 1.61        26
  Average Shares Outstanding (000s)           112,069    111,101         1    111,754    111,805         -
Fully Diluted Earnings Per Share:
  Net Income                                    $ .71      $ .43        65     $ 2.03     $ 1.61        26
  Average Shares Outstanding (000s)           112,121    111,141         1    112,050    111,894         -
Dividends Paid Per Common Share                 $ .29      $ .26        12      $ .85      $.745        14
==========================================================================================================
Key Ratios
Return on Average Assets                         1.47%       .89%                1.41%      1.12%
Return on Average Equity                        16.60      10.94                16.38      13.61
Average Equity to Average Assets                 8.87       8.18                 8.59       8.21
Net Interest Margin                              4.47       4.44                 4.51       4.44
At September 30
Book Value Per Share                                                           $17.60     $16.25         8
Equity to Assets                                                                 8.36%      7.97%
Risk Adjusted Capital Ratios:
  Tier I                                                                         10.4        9.4
  Total                                                                          13.0       12.3
Common Shares Outstanding (000s)                                              110,188    109,970
==========================================================================================================


Table 2    Analysis Of Primary Earnings Per Share


                                                3rd Qtr. 1997    3rd Qtr. 1997
                                                          vs.              vs.
                                                3rd Qtr. 1996    2nd Qtr. 1997
Primary Earnings Per Share - prior period            $ .43            $ .68
------------------------------------------------------------------------------
Interest income                                           .02              .04
Interest expense                                         (.01)            (.04)
Provision for loan losses                                 .04              .10
Other noninterest income                                  .09             (.09)
SAIF assessment expense(1)                                .19                -
Repeal of thrift bad debt tax legislation(2)             (.09)               -
Other noninterest expense                                 .03              .03
Change in effective income tax rate                       .01             (.01)
------------------------------------------------------------------------------
Net increase                                              .28              .03
------------------------------------------------------------------------------
Primary Earnings Per Share - current period             $ .71            $ .71
==============================================================================

(1) During the third quarter of 1996 Crestar recorded a one-time after-tax charge of $21.5 million, or $.19 per share, associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund.

(2) During the third quarter of 1996, a nonrecurring tax benefit of $10.6 million, or $.09 per share, was recorded in connection with the repeal of thrift bad debt tax legislation.

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis(1)
Dollars in thousands



              3rd Qtr.                             2nd Qtr.
       Average Balance                             Average
                                 Increase          Balance
       1997            1996     (Decrease)            1997

          $               $              %               $
  3,943,788       3,721,257              6       3,833,655          Commercial
  1,268,940       1,270,153              -       1,270,639          Real estate - income property
    334,002         332,543              -         334,572          Real estate - construction
  4,349,511       3,701,600             18       4,099,809          Instalment
  1,165,156       1,503,538            (23)      1,228,168          Bank card
  3,336,618       2,978,421             12       3,333,024          Real estate - mortgage
-------------------------------------------------------------------------------------------------------------
 14,398,015      13,507,512              7      14,099,867            Total loans - net of unearned income(2)
-------------------------------------------------------------------------------------------------------------
    687,292       1,085,934            (37)        771,671          Securities held to maturity
  3,361,761       3,937,194            (15)      3,778,013          Securities available for sale
    489,870         210,087            133         160,914          Money market investments
    725,458         957,035            (24)        551,352          Mortgage loans held for sale
-------------------------------------------------------------------------------------------------------------
 19,662,396      19,697,762              -      19,361,817            Total earning assets
=============================================================================================================
  5,812,468       5,801,219              -       5,805,429          Interest-bearing demand deposits
  1,514,018       1,685,945            (10)      1,573,048          Regular savings deposits
  4,188,632       4,939,296            (15)      4,336,813          Domestic time deposits
-------------------------------------------------------------------------------------------------------------
 11,515,118      12,426,460             (7)     11,715,290            Total interest-bearing core deposits
-------------------------------------------------------------------------------------------------------------
  3,879,491       3,329,126             17       3,419,958          Purchased liabilities
    806,319         676,147             19         834,761          Long-term debt
-------------------------------------------------------------------------------------------------------------
 16,200,928      16,431,733             (1)     15,970,009            Total interest-bearing liabilities
  3,461,468       3,266,029              6       3,391,808          Other sources - net
-------------------------------------------------------------------------------------------------------------
 19,662,396      19,697,762              -      19,361,817            Total sources of funds
-------------------------------------------------------------------------------------------------------------
                                                                    Net Interest Income
=============================================================================================================



                                                                              3rd Qtr.
                                                                                           1997 vs. 1996


                                                            Income/Expense(3)                   Change due to(4)
                                                                                 Increase
                                                             1997        1996   (Decrease)       Rate(5)   Volume

                                                                $           $           $           $           $
 Commercial                                                79,886      75,560       4,326        (183)      4,509
 Real estate - income property                             28,416      27,737         679         705         (26)
 Real estate - construction                                 7,335       7,989        (654)       (689)         35
 Instalment                                                89,268      77,269      11,999      (1,596)     13,595
 Bank card                                                 41,156      46,000      (4,844)      5,769     (10,613)
 Real estate - mortgage                                    64,452      57,415       7,037         147       6,890
------------------------------------------------------------------------------------------------------------------
   Total loans - net of unearned income(2)                310,513     291,970      18,543        (789)     19,332
------------------------------------------------------------------------------------------------------------------
 Securities held to maturity                               10,599      16,750      (6,151)         (2)     (6,149)
 Securities available for sale                             52,958      61,296      (8,338)        621      (8,959)
 Money market investments                                   6,972       2,833       4,139         367       3,772
 Mortgage loans held for sale                              13,598      18,494      (4,896)       (406)     (4,490)
------------------------------------------------------------------------------------------------------------------
   Total earning assets                                   394,640     391,343       3,297       4,002        (705)
==================================================================================================================
 Interest-bearing demand deposits                          44,592      42,741       1,851       1,526         325
 Regular savings deposits                                   9,337      10,891      (1,554)       (443)     (1,111)
 Domestic time deposits                                    52,424      63,514     (11,090)     (1,410)     (9,680)
------------------------------------------------------------------------------------------------------------------
   Total interest-bearing core deposits                   106,353     117,146     (10,793)     (2,170)     (8,623)
------------------------------------------------------------------------------------------------------------------
 Purchased liabilities                                     52,953      43,875       9,078       1,828       7,250
 Long-term debt                                            15,293      12,281       3,012         648       2,364
------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                     174,599     173,302       1,297       3,737      (2,440)
 Other sources - net
------------------------------------------------------------------------------------------------------------------
   Total sources of funds                                 174,599     173,302       1,297       1,609        (312)
------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                      220,041     218,041       2,000       2,393        (393)
==================================================================================================================




                                                                3rd Qtr. 1997 vs. 2nd Qtr. 1997

                                                      2nd Qtr.
                                                      Income/                    Change due to(4)
                                                    Expense(3)  Increase
                                                         1997   (Decrease)      Rate(5)   Volume

                                                           $           $           $           $
 Commercial                                           77,406       2,480         271       2,209
 Real estate - income property                        27,847         569         606         (37)
 Real estate - construction                            7,586        (251)       (238)        (13)
 Instalment                                           84,012       5,256         135       5,121
 Bank card                                            43,145      (1,989)        296      (2,285)
 Real estate - mortgage                               64,068         384         315          69
------------------------------------------------------------------------------------------------
   Total loans - net of unearned income(2)           304,064       6,449           2       6,447
------------------------------------------------------------------------------------------------
 Securities held to maturity                          11,642      (1,043)        230      (1,273)
 Securities available for sale                        59,875      (6,917)       (320)     (6,597)
 Money market investments                              2,266       4,706          73       4,633
 Mortgage loans held for sale                         10,618       2,980        (483)      3,463
------------------------------------------------------------------------------------------------
   Total earning assets                              388,465       6,175         126       6,049
================================================================================================
 Interest-bearing demand deposits                     42,939       1,653       1,304         349
 Regular savings deposits                              9,768        (431)        (64)       (367)
 Domestic time deposits                               53,450      (1,026)        808      (1,834)
------------------------------------------------------------------------------------------------
   Total interest-bearing core deposits              106,157         196       2,018      (1,822)
------------------------------------------------------------------------------------------------
 Purchased liabilities                                45,557       7,396       1,290       6,106
 Long-term debt                                       15,591        (298)        233        (531)
------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                167,305       7,294       4,870       2,424
 Other sources - net
------------------------------------------------------------------------------------------------
   Total sources of funds                            167,305       7,294       4,691       2,603
------------------------------------------------------------------------------------------------
 Net Interest Income                                 221,160      (1,119)     (4,565)      3,446
================================================================================================

(1) Tax-equivalent basis.

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(3) Includes tax-equivalent net loan fees (costs) of $167,000 and $572,000 for the third quarter of 1997 and 1996, respectively, and $(68,000) for the second quarter of 1997.

(4) Variances are computed on a line-by-line basis and are non-additive.

(5) Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4    Allowance For Loan Losses



Dollars in thousands                                       Third Quarter       Nine Months Ended Sept. 30,

                                                           1997          1996            1997         1996
Beginning balance                                      $279,190      $272,896        $268,868     $274,430
----------------------------------------------------------------------------------------------------------
Allowance from acquisitions and other activities, net         -             -               -         (888)
----------------------------------------------------------------------------------------------------------
Provision for loan losses                                19,099        25,100          84,797       71,760
----------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial                                             (1,115)       (1,474)           (647)      (1,202)
  Real estate - income property                            (502)           34          (1,397)      (1,515)
  Real estate - construction                                512           500             (99)         190
  Instalment                                              3,555         4,755          12,138       14,391
  Bank card                                              16,922        20,810          63,157       59,011
  Real estate - mortgage                                    586           468           2,182        1,524
----------------------------------------------------------------------------------------------------------
    Total net charge-offs                                19,958        25,093          75,334       72,399
----------------------------------------------------------------------------------------------------------
Balance, September 30                                  $278,331      $272,903        $278,331     $272,903
==========================================================================================================
Allowance for loan losses to period-end loans              1.90%         2.01%           1.90%        2.01%
Annualized net charge-offs to average loans                 .55           .74             .71          .71
==========================================================================================================

Table 5    Nonperforming Assets(1) And Past Due Loans



Dollars in thousands                                    September 30,         December 31,

Nonaccrual loans:                                  1997              1996            1996
  Commercial                                    $10,462          $ 20,768        $ 20,348
  Real estate - income property                   6,026            20,383          22,624
  Real estate - construction                     16,976            11,441          10,368
  Instalment                                      2,895             2,547           2,895
  Real estate - mortgage                         25,048            23,593          25,208
-----------------------------------------------------------------------------------------
    Total nonperforming loans(1)                 61,407            78,732          81,443
Foreclosed properties - net                      26,757            37,957          27,515
-----------------------------------------------------------------------------------------
    Total nonperforming assets(1)               $88,164          $116,689        $108,958
=========================================================================================
Nonperforming assets(1) to:
  Loans and foreclosed properties - net             .60%              .86%            .77%
  Total assets                                      .38               .52             .48
Allowance for loan losses to:
  Nonperforming assets(1)                           316               234             247
  Nonperforming loans(1)                            453               347             330
Allowance for loan losses plus shareholders'
  equity to nonperforming assets(1)               25.16x            17.66x          18.80x
======================================================================================================================
Accruing loans past due 90 days:
  Commercial                                    $ 3,915           $ 9,110          $9,480
  Real estate - income property                   2,471             1,710             503
  Real estate - construction                         16                 -               -
  Instalment
    Student                                      23,766            16,717          21,614
    Other                                         6,388             5,877           7,587
  Bank card                                      21,315            23,810          25,573
  Real estate - mortgage                          5,089             6,520           7,117
----------------------------------------------------------------------------------------------------------------------
    Total accruing loans past due 90 days       $62,960          $ 63,744        $ 71,874
======================================================================================================================

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 6    Noninterest Income And Expense


In thousands                                                                Second     Nine Months Ended
                                                      Third Quarter        Quarter        September 30,

Noninterest Income                                     1997        1996       1997        1997        1996
Service charges on deposit accounts                $ 30,893    $ 29,267   $ 31,731    $ 92,787    $ 84,330
Trust and investment advisory                        19,308      16,801     17,887      54,648      48,541
Bank card-related                                     9,236      13,476      9,771      31,655      38,529
Other service charges and fees                        9,656       8,130      8,730      26,829      22,595
Mortgage servicing - net                              3,288       3,888      3,582      12,001      12,508
Mortgage origination - net                            7,254       1,015      2,359      10,515       9,232
Trading account activities                            1,444       1,017      1,162       3,553       2,788
Commissions on letters of credit                      1,207       1,301      1,299       3,620       3,839
Gain on sale of mortgage servicing rights                -           -       4,000      10,450       4,750
Gain (loss) on sale and disposal of branches
  and other properties - net                            717      (4,485)        -        6,524      (4,131)
Gain on sale of merchant card processing                 -           -      17,325      17,325          -
Miscellaneous                                        12,982       9,811     13,261      36,588      33,738
Securities gains (losses)                               124          96        (91)      4,097       2,739
----------------------------------------------------------------------------------------------------------
  Total noninterest income                         $ 96,109    $ 80,317   $111,016    $310,592    $259,458
==========================================================================================================
Noninterest Expense
Salaries                                           $ 74,426    $ 77,467   $ 75,914    $228,728    $230,079
Benefits                                             20,708      20,366     20,633      62,295      60,516
----------------------------------------------------------------------------------------------------------
  Total personnel                                    95,134      97,833     96,547     291,023     290,595
Occupancy - net                                      14,957      15,518     13,685      44,800      46,918
Equipment                                             9,970       9,416     11,462      31,251      28,426
Communications                                        9,194       9,480      9,278      27,317      28,286
Stationery, printing and supplies                     2,362       2,621      2,615       7,690       8,824
Professional fees and services                        5,610       5,904      8,333      20,978      16,447
Loan expense                                          3,116       3,071      2,783       8,714       9,339
FDIC premiums - net                                     235      37,376        682       2,024      44,115
Advertising and marketing                             6,146       6,025      5,345      16,021      19,432
Transportation                                        1,782       1,714      1,774       5,281       5,201
Outside data services                                 6,451       5,775      6,837      19,510      17,861
Amortization of purchased intangibles                 4,280       4,175      4,206      12,713      12,450
Miscellaneous                                        13,310      12,356     14,818      42,880      40,423
----------------------------------------------------------------------------------------------------------
  Subtotal                                          172,547     211,264    178,365     530,202     568,317
Foreclosed properties (net recoveries)                  684         775        645       2,044        (431)
----------------------------------------------------------------------------------------------------------
  Total noninterest expense                        $173,231    $212,039   $179,010    $532,246    $567,886
==========================================================================================================

Table 7    Debt And Other Security Ratings
(as of October 31, 1997)
                                                   Standard       Thomson
Security                             Moody's      & Poor's      BankWatch
83/4% Subordinated Notes due 2004       Baa1          BBB+             A-
81/4% Subordinated Notes due 2002       Baa1          BBB+             A-
85/8% Subordinated Notes due 1998       Baa1          BBB+             A-
Commercial Paper                         P-2     Not rated          TBW-1
Crestar Bank Deposits:
  Long-Term                               A2             A      Not rated
  Short-Term                             P-1           A-1          TBW-1
Crestar Capital Trust 1
  Preferred Stock                       Baa1           BBB      Not rated
=========================================================================

Table 8    Interest Sensitivity Analysis
September 30, 1997



In millions                                            Maturity/Rate Sensitivity

                                             0-3         3-6       6-12      One to       Over
Uses Of Funds                             months      months     months  five years five years       Total
Loans:
  Commercial                           $ 2,734.2      $ 68.1      $ 86.6    $ 121.5   $1,072.6   $ 4,083.0
  Real estate - income property            504.0        19.5        15.0       45.7      670.2     1,254.4
  Real estate - construction               286.5         2.2         0.9        3.0       48.6       341.2
  Instalment                             2,346.6        76.8        95.4      150.5    2,094.5     4,763.8
  Bank card                                373.5        67.2       104.1      525.9       77.6     1,148.3
  Real estate - mortgage                   139.0       272.5       646.8      652.5    1,377.0     3,087.8
Securities held to maturity                 20.7        31.2        42.1      134.6      433.9       662.5
Securities available for sale              359.6        65.3       105.2      181.6    2,622.1     3,333.8
Money market investments                 1,167.3           -           -          -          -     1,167.3
Mortgage loans held for sale               851.7           -           -          -          -       851.7
----------------------------------------------------------------------------------------------------------
  Total earning assets                   8,783.1       602.8     1,096.1    1,815.3    8,396.5    20,693.8
Interest sensitivity hedges on assets   (1,150.0)          -       100.0      900.0      150.0           -
----------------------------------------------------------------------------------------------------------
  Total uses                           $ 7,633.1     $ 602.8    $1,196.1   $2,715.3   $8,546.5   $20,693.8
==========================================================================================================
Sources of Funds
Interest-bearing demand deposits       $ 5,800.6      $  -        $  -       $  -       $  -     $ 5,800.6
Regular savings deposits                 1,464.6           -           -          -          -     1,464.6
Domestic time deposits                     338.0       449.1     1,040.1    1,142.9    1,122.5     4,092.6
Certificates of deposit $100,000
  and over                                 213.2       619.9       417.6      178.5        2.9     1,432.1
Short-term borrowings                    3,057.9       445.5       176.8       75.0          -     3,755.2
Long-term debt                               3.3         3.5        69.3       33.6      689.7       799.4
----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities    10,877.6     1,518.0     1,703.8    1,430.0    1,815.1    17,344.5
Other sources - net                            -           -           -          -    3,349.3     3,349.3
Interest sensitivity hedges on liabilities     -        (5.0)          -        5.0          -           -
----------------------------------------------------------------------------------------------------------
  Total sources                        $10,877.6    $1,513.0    $1,703.8   $1,435.0   $5,164.4   $20,693.8
==========================================================================================================
Cumulative maturity/rate
  sensitivity gap                      $(3,244.5)  $(4,154.7)  $(4,662.4) $(3,382.1)  $  -        $  -
==========================================================================================================
Adjustments
Beta adjustments:
  Interest-bearing demand deposits
    (beta factor .30)                  $ 4,038.0
  Regular savings (beta factor .11)      1,303.5
Demand deposit sensitivity                (956.9)
----------------------------------------------------------------------------------------------------------
Cumulative adjusted maturity/rate
  sensitivity gap                      $ 1,140.1   $   229.9   $  (277.8) $ 1,002.5   $  -        $  -
==========================================================================================================

Table 9    Off-Balance Sheet Derivative Financial Instruments(1)


September 30, 1997                                        Average
                                               Weighted     Fixed   Estimated
Dollars in thousands                Notional    Average   Receive        Fair
                                     Balance   Maturity      Rate       Value   Comments
Interest Rate Conversions
  Generic interest rate swaps     $1,150,000   2.8 yrs.     6.09%               Notional amounts of $900
  Carrying amount(2)                                                 $   884    million and $250 million
      Commercial loan program                                                   convert floating rate commercial
        Unrealized gains                                                7,234   and instalment loans, respectively,
        Unrealized losses                                              (3,496)  to fixed rate. Floating rates paid
      Instalment loan program                                                   tied to LIBOR.
      Unrealized losses                                                  (827)
                                                                     --------
    Estimated fair value                                                3,795
                                                                     --------

  Interest rate caps                 465,000   3.3 yrs.    6.91%(3)             Notional amount of $465 million
      Carrying amount(2)                                                6,749   hedges the interest rate risk
      Money market deposit program                                              associated with rising interest
      Unrealized gains                                                     17   rates on floating rate money
        Unrealized losses                                              (2,513)  market deposits (strike rate tied
                                                                     --------   to LIBOR).
    Estimated fair value                                                4,253
                                                                     --------
Market Value Hedges
  Interest rate caps               1,950,000   2.5 yrs.    7.56%(3)             Notional amount of $1.75 billion
  Carrying amount(2)                                                   14,596   hedges the market value of fixed
      Securities available for sale program(5)                                  rate securities available for sale
        Unrealized losses                                             (10,465)  in a rising rate environment (strike
        Real estate income property loan program                                rate for $800 million tied to 5 year
        Unrealized losses                                                (827)  CMT; strike rate for $950 million
                                                                                tied to LIBOR). Notional amount
                                                                                of $200 million hedges the
                                                                                market value of fixed rate real
                                                                                estate income property loans
                                                                     --------   (strike rate tied to LIBOR).
    Estimated fair value                                                3,304
                                                                     --------

  Interest rate floors             1,250,000   3.4 yrs.    5.68%(4)             Notional amount of $250 million
    Carrying amount(2)                                                  7,015   hedges the prepayment risk
      Real estate mortgage loan program                                         associated with fixed rate
        Unrealized gains                                                  647   mortgage loans in a declining rate
      Domestic time deposit program                                             environment (strike rate tied to
        Unrealized gains                                                  590   10 year CMT). Notional amount
        Unrealized losses                                                (444)  of $1.0 billion hedges the fair value
                                                                                of fixed rate domestic time deposits
                                                                     --------   (strike rate tied to 5 year CMT).
    Estimated fair value                                                7,808
                                                                     --------
Hedges of Lending Commitments
  Forward contracts                1,577,041    .2 yrs.       n/a               Hedges of residential mortgage
    Unrealized gains                                                    1,131   lending commitments.
    Unrealized losses                                                  (8,721)
                                                                     --------
  Estimated fair value                                                 (7,590)
    Total hedges against          ----------                         --------
      interest rate risk          $6,392,041                          $11,570
=====================================================================================================================

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

Table 10    Off-Balance Sheet Derivatives--Expected Maturities(1)


September 30, 1997
Dollars in thousands                     Within          One to      Three to         Over
                                       One Year     Three Years    Five Years   Five Years           Total
Interest Rate Conversions
  Generic interest rate swaps:
    Notional amount                   $ 100,000       $ 650,000      $250,000     $150,000      $1,150,000
    Average fixed receive rate             5.67%           5.85%         6.25%        7.16%           6.09%
    Carrying amount                       $ (41)           $ (7)        $ 184        $ 748           $ 884
    Net unrealized gain (loss)             (283)         (3,006)          282        5,918           2,911
  Interest rate caps
    Notional amount                    $ 10,000       $ 255,000      $200,000          $ -       $ 465,000
    Average strike rate                    5.75%           7.47%         6.25%        -               6.91%
    Carrying amount                         $ 5         $ 1,362       $ 5,382          $ -         $ 6,749
    Net unrealized gain (loss)                4          (1,003)       (1,497)           -          (2,496)

Market Value Hedges
  Interest rate caps
    Notional amount                         $ -      $1,950,000          $  -         $  -      $1,950,000
    Average strike rate                       -            7.56%            -            -            7.56%
    Carrying amount                         $ -        $ 14,596          $  -         $  -        $ 14,596
    Unrealized loss                           -         (11,292)            -            -         (11,292)
  Interest rate floors
    Notional amount                         $ -       $ 700,000      $450,000     $100,000      $1,250,000
    Average strike rate                       -            5.63%         5.75%        5.75%           5.68%
    Carrying amount                         $ -         $ 2,464       $ 3,374      $ 1,177         $ 7,015
    Net unrealized gain (loss)                -             (72)          601          264             793

Hedges of Lending Commitments
  Forward contracts:(2)
    Notional amount                  $1,577,041             $ -           $ -          $ -      $1,577,041
    Net unrealized loss                  (7,590)              -             -            -          (7,590)
      Total hedges against
        interest rate risk:
          Notional amount            $1,687,041      $3,555,000      $900,000     $250,000      $6,392,041
          Carrying amount                   (36)         18,415         8,940        1,925          29,244
          Net unrealized gain (loss)     (7,869)        (15,373)         (614)       6,182         (17,674)
                                       ---------     -----------   -----------    ---------     -----------
            Estimated fair value     $   (7,905)     $    3,042      $  8,326     $  8,107      $   11,570
==========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges of residential mortgage lending commitments.

Table 11    Off-Balance Sheet Derivatives Activity(1)



In thousands
                             Interest Rate Conversions   Market Value Hedges     Hedges of
                                Interest    Interest     Interest    Interest      Lending
                                    Rate        Rate         Rate        Rate      Commit-
                                   Swaps        Caps         Caps      Floors       ments(2)       Total
Balance, July 1, 1997         $1,150,000    $465,000   $1,950,000  $1,250,000    $ 978,196      $5,793,196
Additions                              -           -            -           -    1,782,817       1,782,817
Maturities                             -           -            -           -   (1,183,972)     (1,183,972)
----------------------------------------------------------------------------------------------------------
Balance, September 30, 1997   $1,150,000    $465,000   $1,950,000  $1,250,000   $1,577,041      $6,392,041
==========================================================================================================
Balance, January 1, 1997       $ 900,000    $ 35,000   $1,750,000  $1,000,000    $ 706,731      $4,391,731
Additions                        250,000     450,000      400,000     250,000    3,856,381       5,206,381
Terminations                           -           -     (200,000)          -            -        (200,000)
Maturities                             -     (20,000)           -           -   (2,986,071)     (3,006,071)
----------------------------------------------------------------------------------------------------------
Balance, September 30, 1997   $1,150,000    $465,000   $1,950,000  $1,250,000   $1,577,041      $6,392,041
==========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 12    Selected Quarterly Financial Information


Dollars in thousands, except per share data  3rd Qtr.     2nd Qtr.      1st Qtr.  4th Qtr.(3)   3rd Qtr.(2)

Results of operations:                           1997         1997          1997         1996         1996
Net interest income(1)                       $220,041     $221,160      $222,200     $222,976     $218,041
Provision for loan losses                      19,099       36,000        29,698       24,130       25,100
----------------------------------------------------------------------------------------------------------
Net credit income                             200,942      185,160       192,502      198,846      192,941
Securities gains (losses)                         124          (91)        4,064          654           96
Other noninterest income                       95,985      111,107        99,403       73,078       80,221
----------------------------------------------------------------------------------------------------------
Net credit and noninterest income             297,051      296,176       295,969      272,578      273,258
Noninterest expense                           173,231      179,010       180,005      212,465      212,039
----------------------------------------------------------------------------------------------------------
Income before taxes                           123,820      117,166       115,964       60,113       61,219
----------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                       2,903        2,851         2,540        2,508        2,475
Book tax expense                               41,374       38,525        41,644       19,439       10,626
----------------------------------------------------------------------------------------------------------
  Income tax expense                           44,277       41,376        44,184       21,947       13,101
----------------------------------------------------------------------------------------------------------
Net Income                                   $ 79,543     $ 75,790      $ 71,780     $ 38,166     $ 48,118
==========================================================================================================
Primary
  Earnings per share                            $ .71        $ .68         $ .64        $ .34        $ .43
  Average shares outstanding (000s)           112,069      111,602       111,579      111,447      111,101
Fully diluted
  Earnings per share                            $ .71        $ .68         $ .64        $ .33        $ .43
  Average shares outstanding (000s)           112,121      111,697       111,580      111,647      111,141
Dividends paid                                    .29          .29           .27          .26          .26
==========================================================================================================
Selected ratios and other data:
Return on average assets                         1.47%        1.42%         1.33%         .70%         .89%
Return on average equity                        16.60        16.48         16.06         8.42        10.94
Net interest margin(1)                           4.47         4.58          4.51         4.47         4.44
Net charge-offs as % of average loans             .55          .73           .86          .84          .74
Allowance as % of period-end loans               1.90         1.96          1.89         1.91         2.01
Overhead ratio                                  54.79        53.89         55.27        71.61        71.07
Average equity to assets                         8.87         8.64          8.26         8.29         8.18
Average equity leverage                         11.28x       11.57x        12.11x       12.06x       12.23x
Full-time equivalent employees (period-end)     7,934        7,960         7,992        8,720        8,600
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

Table 13    Consolidated Average Balances/Net Interest Income/Rates(1)


                                                          Three Months Ended September 30,

                                                       1997                              1996

Dollars in thousands                                    Income/    Yield/                  Income/  Yield/
                                              Balance   Expense      Rate        Balance   Expense    Rate
Assets                                              $         $         %              $         $       %
Securities held to maturity(2)                687,292    10,599      6.16      1,085,934    16,750    6.16
Securities available for sale(2)            3,361,761    52,958      6.30      3,937,194    61,296    6.24
Money market investments(2)                   489,870     6,972      5.65        210,087     2,833    5.36
Mortgage loans held for sale(2)               725,458    13,598      7.53        957,035    18,494    7.75
-----------------------------------------------------------------------------------------------------------
Commercial                                  3,943,788    79,886      8.01      3,721,257    75,560    8.07
Real estate - income property               1,268,940    28,416      8.75      1,270,153    27,737    8.68
Real estate - construction                    334,002     7,335      8.72        332,543     7,989    9.56
Instalment                                  4,349,511    89,268      8.23      3,701,600    77,269    8.38
Bank card                                   1,165,156    41,156     14.51      1,503,538    46,000   12.47
Real estate - mortgage                      3,336,618    64,452      7.61      2,978,421    57,415    7.70
-----------------------------------------------------------------------------------------------------------
  Total loans(2), (3)                      14,398,015   310,513      8.59     13,507,512   291,970    8.66
Allowance for loan losses                    (280,792)                          (274,104)
-----------------------------------------------------------------------------------------------------------
  Loans - net                              14,117,223                         13,233,408
Cash and due from banks                       861,622                            860,252
Premises and equipment - net                  464,710                            418,936
Intangible assets - net                       170,084                            186,717
Foreclosed properties - net                    33,469                             34,445
Other assets                                  705,765                            585,168
-----------------------------------------------------------------------------------------------------------
  Total Assets                             21,617,254                         21,509,176
                                           ==========                         ===========
Total Earning Assets                       19,662,396   394,640      8.00     19,697,762   391,343    7.95
                                           ==========   =======      ====     ==========   =======    ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits            5,812,468    44,592      3.04      5,801,219    42,741    2.95
Regular savings deposits                    1,514,018     9,337      2.45      1,685,945    10,891    2.57
Domestic time deposits                      4,188,632    52,424      5.00      4,939,296    63,514    5.14
Certificates of deposit $100,000 and over   1,028,382    14,722      5.68        414,452     5,655    5.43
-----------------------------------------------------------------------------------------------------------
  Total savings and time deposits(2)       12,543,500   121,075      3.84     12,840,912   122,801    3.84
Demand deposits                             3,131,322                          3,038,931
-----------------------------------------------------------------------------------------------------------
  Total deposits                           15,674,822                         15,879,843
Short-term borrowings(2)                    2,851,109    38,231      5.32      2,914,674    38,220    5.21
Long-term debt(2)                             806,319    15,293      7.59        676,147    12,281    7.27
Other liabilities                             368,618                            279,357
-----------------------------------------------------------------------------------------------------------
  Total liabilities                        19,700,868                         19,750,021
-----------------------------------------------------------------------------------------------------------
  Total shareholders' equity                1,916,386                          1,759,155
-----------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity 21,617,254                         21,509,176
                                           ==========                         ==========
Total interest-bearing liabilities         16,200,928   174,599      4.29     16,431,733   173,302    4.20
Other sources - net                         3,461,468                          3,266,029
-----------------------------------------------------------------------------------------------------------
Total Sources Of Funds                     19,662,396   174,599      3.53     19,697,762   173,302    3.51
                                           ==========   =======      ====     ==========   ========   ====
Net Interest Spread                                                  3.71                             3.75
Net Interest Income/Margin                              220,041      4.47                  218,041    4.44
===========================================================================================================


                                                Three Months Ended June 30,

                                                           1997

Dollars in thousands                                         Income/   Yield/
                                                 Balance     Expense     Rate

Assets                                                 $           $        %
Securities held to maturity(2)                   771,671      11,642     6.04
Securities available for sale(2)               3,778,013      59,875     6.32
Money market investments(2)                      160,914       2,266     5.65
Mortgage loans held for sale(2)                  551,352      10,618     7.89
-----------------------------------------------------------------------------
Commercial                                     3,833,655      77,406     8.06
Real estate - income property                  1,270,639      27,847     8.77
Real estate - construction                       334,572       7,586     9.09
Instalment                                     4,099,809      84,012     8.21
Bank card                                      1,228,168      43,145    14.39
Real estate - mortgage                         3,333,024      64,068     7.68
-----------------------------------------------------------------------------
  Total loans(2), (3)                         14,099,867     304,064     8.65
Allowance for loan losses                       (269,823)
-----------------------------------------------------------------------------
  Loans - net                                 13,830,044
Cash and due from banks                          876,737
Premises and equipment - net                     452,803
Intangible assets - net                          174,283
Foreclosed properties - net                       29,107
Other assets                                     669,267
-----------------------------------------------------------------------------
  Total Assets                                21,294,191
                                              ==========
Total Earning Assets                          19,361,817     388,465     8.05
                                              ==========     ========    ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits               5,805,429      42,939     2.97
Regular savings deposits                       1,573,048       9,768     2.49
Domestic time deposits                         4,336,813      53,450     4.98
Certificates of deposit $100,000 and over        836,682      11,608     5.57
-----------------------------------------------------------------------------
  Total savings and time deposits(2)          12,551,972     117,765     3.77
Demand deposits                                3,124,043
-----------------------------------------------------------------------------
  Total deposits                              15,676,015
Short-term borrowings(2)                       2,583,276      33,949     5.26
Long-term debt(2)                                834,761      15,591     7.47
Other liabilities                                360,040
-----------------------------------------------------------------------------
  Total liabilities                           19,454,092
-----------------------------------------------------------------------------
  Total shareholders' equity                   1,840,099
-----------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity    21,294,191

Total interest-bearing liabilities            15,970,009     167,305     4.21
Other sources - net                            3,391,808
-----------------------------------------------------------------------------
Total Sources Of Funds                        19,361,817     167,305     3.47
                                              ==========     ========    ====
Net Interest Spread                                                      3.84
Net Interest Income/Margin                                   221,160     4.58
=============================================================================



                                                             Nine Months Ended September 30,

                                                        1997                               1996

Dollars in thousands                                       Income/   Yield/                  Income/   Yield/
                                               Balance     Expense     Rate      Balance     Expense     Rate
Assets                                               $           $        %            $           $        %
Securities held to maturity(2)                 788,439      35,949     6.08    1,069,800      48,730     6.08
Securities available for sale(2)             3,734,389     176,682     6.31    3,771,606     178,491     6.31
Money market investments(2)                    336,567      13,925     5.53      240,103       9,681     5.39
Mortgage loans held for sale(2)                619,655      35,856     7.75      866,404      48,940     7.54
-------------------------------------------------------------------------------------------------------------
Commercial                                   3,863,402     232,672     8.04    3,698,589     225,211     8.13
Real estate - income property                1,261,599      83,546     8.85    1,262,760      82,883     8.77
Real estate - construction                     326,725      21,993     8.84      364,641      26,243     9.60
Instalment                                   4,185,846     254,732     8.13    3,687,951     232,236     8.40
Bank card                                    1,243,386     131,240    14.20    1,566,427     142,235    12.17
Real estate - mortgage                       3,241,506     187,841     7.71    3,099,963     180,381     7.75
-------------------------------------------------------------------------------------------------------------
  Total loans2, 3                           14,122,464     912,024     8.63   13,680,331     889,189     8.68
Allowance for loan losses                     (273,279)                         (274,674)
-------------------------------------------------------------------------------------------------------------
  Loans - net                               13,849,185                        13,405,657
Cash and due from banks                        867,300                           934,037
Premises and equipment - net                   453,814                           414,304
Intangible assets - net                        174,221                           185,081
Foreclosed properties - net                     30,378                            37,125
Other assets                                   665,977                           577,306
-------------------------------------------------------------------------------------------------------------
  Total Assets                              21,519,925                        21,501,423
                                            ==========                        ==========
Total Earning Assets                        19,601,514   1,174,436     8.00   19,628,244   1,175,031     7.99
                                            ==========   ==========    ====   ==========  ===========    ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits             5,804,721     129,345     2.98    5,829,648     128,562     2.95
Regular savings deposits                     1,565,321      29,069     2.48    1,709,416      33,343     2.61
Domestic time deposits                       4,341,275     160,937     4.97    5,081,148     200,077     5.27
Certificates of deposit $100,000 and over      795,530      33,208     5.58      230,440       9,254     5.37
-------------------------------------------------------------------------------------------------------------
  Total savings and time deposits(2)        12,506,847     352,559     3.77   12,850,652     371,236     3.86
Demand deposits                              3,126,154                         3,012,310
-------------------------------------------------------------------------------------------------------------
  Total deposits                            15,633,001                        15,862,962
Short-term borrowings(2)                     2,847,790     111,977     5.25    2,896,010     112,985     5.21
Long-term debt(2)                              831,256      46,499     7.46      697,033      37,531     7.18
Other liabilities                              359,189                           280,542
-------------------------------------------------------------------------------------------------------------
  Total liabilities                         19,671,236                        19,736,547
-------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                 1,848,689                         1,764,876
-------------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity  21,519,925                        21,501,423
                                            ==========                        ==========
Total interest-bearing liabilities          16,185,893     511,035     4.22   16,443,695     521,752     4.24
Other sources - net                          3,415,621                         3,184,549
-------------------------------------------------------------------------------------------------------------
Total Sources Of Funds                      19,601,514     511,035     3.49   19,628,244     521,752     3.55
                                            ==========     =======     ====   ==========     ========    ====
Net Interest Spread                                                    3.78                              3.75
Net Interest Income/Margin                                 663,401     4.51                  653,279     4.44
=============================================================================================================


(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the

(2) Indicates earning asset or interest-bearing liability. alternative minimum tax and nondeductible interest expense.

(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Crestar Financial Corporation
                                            -----------------------------
                                                     Registrant



Date  November 14, 1997                     /s/ James D. Barr
      -----------------                     ----------------------------------
                                            James D. Barr
                                            Executive Vice President,
                                            Controller and Treasurer