Form 10-K
period 1997-12-31
CRESTAR FINANCIAL CORP
filed 1998-03-30
CIK 101880

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

   For the fiscal year ended                 December 31, 1997
--------------------------------------------------------------------------

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   Commission file Number                         1-7083
---------------------------------------------------------------------------

                         Crestar Financial Corporation
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     State of Virginia                              54-0722175
---------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

919 East Main Street, Post Office Box 26665, Richmond, VA     23261-6665
---------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code          (804)782-5000
---------------------------------------------------------------------------

   Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
     Title of each class                        which registered

   Common Stock $5 Par Value                 New York Stock Exchange
---------------------------------------------------------------------------

   Securities registered pursuant to Section 12(g) of the Act:

                                                                   None
---------------------------------------------------------------------------

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

     [  ]

   The aggregate market value (average of the high and low prices) of Crestar Financial Corporation voting stock held by non-affiliates as of January 31, 1998 was approximately $5.96 billion.

   As of January 31, 1998, Crestar Financial Corporation had 111,622,058 shares of Common Stock $5 Par Value outstanding.

   The Proxy Statement of the annual meeting of shareholders to be held April 24, 1998 is incorporated by reference in Part III of this Form 10-K.

  Management's Discussion And Analysis Of Operations And Financial Condition Crestar Financial Corporation And Subsidiaries

This commentary provides an overview of Crestar Financial Corporation's (Crestar or the Corporation) financial condition, changes in financial condition and results of operations for the years 1995 through 1997. The following discussion should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information.
   Crestar conducts its banking operations through Crestar Bank, the Corporation's sole banking subsidiary. Crestar Bank's 566 banking offices provide services throughout Crestar's primary market area of Virginia, Maryland and Washington, D.C. This market is characterized as economically diverse. Crestar's market area is also characterized by active competition



Table 1    Selected Financial Information(1)
Dollars in thousands, except per share data

Results Of Operations (for the year):     1997           1996            1995           1994          1993
Income from earning assets         $ 1,575,584    $ 1,563,379     $ 1,491,903    $ 1,300,794   $ 1,175,881
Net interest income                    876,298        866,310         814,855        777,851       707,284
Provision for loan losses              108,097         95,890          66,265         36,509        63,325
Net Income                             309,808        218,271(2)      215,887(3)     215,158       179,586
Income applicable to
  common shares                        309,808        218,271         215,887        215,158       177,365
Earnings Per Share
Basic:
  Net Income                            $ 2.80         $ 1.97          $ 1.95         $ 1.95        $ 1.62
  Average shares outstanding (000s)    110,618        110,560         110,986        110,216       109,365
Diluted:
  Net Income                            $ 2.77         $ 1.95          $ 1.92         $ 1.93        $ 1.60
  Average shares outstanding (000s)    111,929        112,037         112,432        111,643       110,836
Dividends paid
  per common share                      $ 1.14        $ 1.005          $ .875         $ .765         $ .57
============================================================================================================
Financial Condition (at December 31):
Total assets                       $24,928,516    $22,861,941     $22,332,611    $20,167,656   $18,924,076
Long-term debt                         831,383        859,336         671,295        715,132       604,026
Total equity                         2,059,763      1,779,510       1,785,588      1,601,538     1,510,109
============================================================================================================
Selected Ratios (for the year):
Return on average assets                  1.42%          1.01%           1.06%          1.11%         1.01%
Equity leverage                          11.59x         12.15x          11.90x         12.41x        12.08x
Return on average common equity          16.46          12.28           12.58          13.78         12.39
Net interest margin                       4.47           4.44            4.44           4.47          4.47
Dividend payout ratio:
  On common stock                        31.09(4)       60.93(4)        40.31          35.68         33.90
Equity formation rate                    11.34(4)        4.80(4)         7.51           8.86          7.95
Based on averages:
  Total equity to total assets            8.63           8.23            8.40           8.06          8.28
  Total loans to total equity             7.65x          7.67x           7.97x          7.56x         6.75x
============================================================================================================
Other Data (at December 31):
Number of banking locations                566            508             480            483           446
Full-time equivalent employees           8,215          8,720           8,487          9,212         8,803
============================================================================================================

(1) For all periods presented, shares outstanding and per share data have been restated to reflect Crestar's two-for-one stock-split in the form of a stock dividend. The stock split was approved on December 20, 1996 and distributed on January 24, 1997 to shareholders of record on January 3, 1997.

(2) Net income in 1996 reflects $32.5 million of merger costs associated with Crestar's merger with Citizens Bancorp on December 31, 1996.

(3) Net income in 1995 reflects $29.3 million of merger costs associated with Crestar's merger with Loyola Capital Corporation on December 31, 1995.

(4) Based on dividends paid (versus dividends declared), Crestar's 1997 and 1996 dividend payout ratios were 42.18% and 45.20%, respectively, and the equity formation rates were 9.52% and 6.73%, respectively.

Management's Discussion
Crestar Financial Corporation And Subsidiaries

      [GRAPH]
 Return on Average
  Common Equity
    (percent)

  1993    12.39
  1994    13.78
  1995    12.58
  1996    12.28
  1997    16.46

      [GRAPH]
  Common Stock Price
    & Book Value*
    ($ per share)

                                 1993     1994      1995     1996     1997

Book Value                     $ 13.72    $14.57  $ 16.12  $ 16.20  $ 18.49
        High                    23 1/4    24 7/8   30 1/2   37 3/4   57 1/4
        Low                     17 9/16  18 1/16   18 1/2  26 3/16   33 5/8
--------------------
* Price range for the year and book value at year end




    [GRAPH]
     Market*
 Capitalization
 ($ in billions)

  1993   1.571
  1994   1.405
  1995   2.531
  1996   4.086
  1997   6.351

* Year-end common stock price multiplied by number of shares outstanding, excluding impact of pooling of interest mergers

                                       13
----------------------
in all principal areas where the Corporation  provides services.  In addition to banks, other firms competing in the market area include savings associations, consumer finance companies, national credit card companies, securities brokerage firms, credit unions, leasing companies and mortgage banking companies.
   On December 31, 1996, Crestar completed its merger with Citizens Bancorp (Citizens), a $4.1 billion asset bank holding company based in Laurel, Maryland. The merger was accounted for as a pooling of interests business combination. Accordingly, the accompanying consolidated financial information reflects the results of operations of both Crestar and Citizens, on a combined basis, for all periods presented. Also in December 1996, Crestar's Board of Directors declared a two-for-one split, in the form of a stock dividend, of the Corporation's common stock. The two-for-one stock split was distributed on January 24, 1997. For all periods presented in these financial statements, average shares outstanding and per common share data have been adjusted to reflect the common stock split. Certain reclassifications have been made to prior years' consolidated financial statements and related financial information to conform to the 1997 presentation.

Earnings Overview
Crestar Financial Corporation earned net income of $309.8 million in 1997, representing $2.77 in diluted earnings per share. Net income in 1996 was $218.3 million or $1.95 per diluted common share. Net income for 1996 was affected by several non-recurring items, including $32.5 million in one-time after-tax charges associated with the December 31, 1996 merger with Citizens. In addition to the Citizens merger costs, other non-recurring items affecting net income for 1996 included a $21.5 million after-tax charge to recapitalize the Savings Association Insurance Fund (SAIF), incurred in the third quarter of 1996, as well as a $10.6 million benefit related to the repeal of thrift bad debt tax legislation, also recorded in the third quarter of 1996. Excluding these three non-recurring items, net income for 1996 totaled $261.7 million, or $2.34 per diluted common share.
   Excluding all non-recurring charges, net income for 1997 represented an increase over comparable 1996 results of $48.1 million, or 18%, primarily attributable to growth in noninterest income, an increase in Crestar's net interest margin, and management of controllable expenses.
   The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) for 1997 in comparison to 1996 reflect the non-recurring items impacting 1996's results. Return on average assets was 1.42% for 1997, compared to 1.01% in 1996. Reported net income reflects a ROE of 16.46% in 1997 versus 12.28% in 1996. These ratios, along with other selected earnings and balance sheet information for each of the years in the five-year period ended December 31, 1997, are shown in Table 1. Excluding one-time costs incurred during 1996, Crestar's ROA was 1.21%, and ROE was 14.73%, for 1996. Results for 1995, also included in Table 1, reflect the impact of one-time costs associated with the December 31, 1995 pooling of interests merger with Loyola Capital Corporation. These

Table 2  Selected  Financial  Information  -  Excluding  Merger
Costs And Other Non-recurring Items (1), (2)
Dollars in thousands, except per share data


                                           1997          1996(1)        1995(2)        1994           1993
Net income                             $309,808       $261,696       $245,167      $215,158       $179,586
Earnings Per Share:
  Basic                                  $ 2.80         $ 2.37         $ 2.21        $ 1.95         $ 1.62
  Diluted                                  2.77           2.34           2.18          1.93           1.60
Return on average assets                   1.42%          1.21%          1.20%         1.11%          1.01%
Return on average equity                  16.46          14.73          14.28         13.78          12.39
Overhead ratio                            54.57          58.20          60.75         64.86          65.48
============================================================================================================

(1) Selected Financial Information for 1996 excludes $32.5 million in after-tax merger costs related to the pooling-of-interests merger with Citizens Bancorp on December 31, 1996. Other non-recurring items
    excluded from 1996 results include  a  $21.5  million   after-tax  charge to
    recapitalize the Savings Association Insurance Fund, and a $10.6 million after-tax benefit related to repeal of thrift bad debt tax legislation.

(2) Selected Financial Information for 1995 excludes $29.3 million in after-tax merger costs related to the pooling-of-interests merger with Loyola Capital Corporation on December 31, 1995.


merger related expenses totaled $29.3 million on an after-tax basis for 1995. Table 2 displays key financial information, including net income, earnings per share and Crestar's overhead ratio (noninterest expense as a percentage of tax-equivalent net interest income and noninterest income) for 1993 through 1997, excluding the impact of merger costs and other nonrecurring items incurred by Crestar in 1995 and 1996.
   Significant items affecting the change in reported earnings per share for 1997, 1996 and 1995 are summarized in Table 3. Each applicable item is net of federal income taxes computed using a 35% rate.

Mergers And Acquisitions
On November 13, 1997, Crestar acquired American National Bancorp, Inc. (American National) for common stock and cash, in a transaction accounted for as a purchase. Based in Baltimore, American National operated ten banking locations and had approximately $500 million in total assets, $340 million in loans and $310 million in deposits at date of purchase. In consideration for the outstanding stock of American National, Crestar paid $14 million in cash and issued 1.236 million shares of common stock, for a combined value of $77 million.
   The acquisition of American National has been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Crestar's 1997 results include the results of operations of the assets purchased and liabilities assumed from American National from the date of purchase. Financial statement note 2 contains additional information concerning mergers and acquisitions.
   Under interstate banking and branching legislation enacted by Congress in 1995, previously existing restrictions on interstate bank acquisitions were abolished. Bank holding companies from any state are now able to acquire banks and bank holding companies located in any other state, subject to certain conditions. Effective in 1997, the law allows interstate bank mergers, subject to earlier "opt-in" or "opt-out" action by individual states. The law also allows interstate branch acquisitions and new branch activity if permitted by the host state. The laws of Virginia, Maryland and the District of Columbia allow interstate bank mergers, and also permit interstate branch acquisitions and new branching by out-of-state banks if reciprocal treatment is accorded in the state of the acquiring bank or bank holding company. There has been significant acquisition activity in the region in which Crestar operates, centered on the acquisition of Virginia-based financial institutions by large, strongly capitalized out-of-state bank holding companies. Management expects the level of competition to remain high in the Corporation's marketing area in the future.

Common Stock And Dividends
On December 31, 1997, Crestar's common stock price was $57, an increase of 53% from the December 31, 1996 split-adjusted closing price of $37 3/16. Significant increases were noted in many financial institution stocks during 1997, and the S&P 500 stock index posted an increase of 31%. Crestar's stock appreciation during 1996 was 26%, excluding dividends. Based on the common stock price and number of common shares outstanding at year-end, Crestar's market capitalization exceeded $6.4 billion at December 31, 1997.

Management's Discussion
Crestar Financial Corporation And Subsidiaries



Table 3    Analysis Of Diluted
Earnings Per Share
                                     1997      1996
                                      vs.       vs.
                                     1996      1995
Diluted Earnings Per Share -
  prior period                       $1.95    $1.92
--------------------------------------------------------------
Interest income                        .07      .41
Interest expense                      (.01)    (.12)
Provision for loan losses             (.07)    (.20)
Securities gains or losses             .01      .03
Other noninterest income               .39      .12
Foreclosed properties expense           -      (.02)
One-time merger costs:
  Citizens Bancorp                     .29     (.29)
  Loyola Capital Corporation            -       .26
SAIF assessment expense                .20     (.20)
Repeal of thrift bad debt tax
  legislation                         (.10)     .10
Other noninterest expense               -      (.06)
Change in effective income tax rate    .04     (.01)
Decrease in shares outstanding          -       .01
---------------------------------------------------------------
Net increase                           .82      .03
---------------------------------------------------------------
Diluted Earnings Per Share -
  current period                     $2.77    $1.95
===============================================================

   Book value per common share was $18.49 at December 31, 1997, compared to a December 31, 1996 book value per share of $16.20. The ratio of market value to book value was 3.1x at December 31, 1997. On the basis of 1997 earnings per diluted common share of $2.77 and the year-end market price of $57, the December 31, 1997 price to earnings ratio was 20.6x. The S&P 500 stock index had a price to earnings composite ratio of approximately 24.0x at year-end 1997.
   In December 1996, simultaneous with the announcement of the two-for-one common stock split, Crestar's Board of Directors announced a $.27 dividend per common share, effective with the February 1997 dividend payment date. The
December 1996 dividend declaration meant that the Corporation paid four quarterly dividends during 1997, but declared three cash dividends during calendar 1997. Reflecting improved operating results, the common dividend was increased during the second quarter of 1997, from $0.27 to $0.29 per share. Dividends paid during 1997 totaled $1.14 per common share, compared to $1.005 per share in 1996, representing an increase of 13%. Crestar's current quarterly dividend of $0.29 per share represents an annualized dividend of $1.16 per share, equating to a yield of 2.0% based on the year-end market price. The Corporation's objective is to pay dividends of at least 30% to 40% of earnings to common shareholders, with a current bias towards the higher end of this range, given the Corporation's strong capital position. Cash dividends on Crestar's common stock are customarily paid on the 21st day of February, May, August and November.

Capital Resources And Adequacy
Crestar ended 1997 with strong capital ratios, reflecting improved operating results for 1997. Average shareholders' equity was $1.9 billion during 1997, representing a 6% increase over 1996 levels. Equity growth in 1997 is primarily attributable to the earnings of the Corporation, along with shares issued for the American National acquisition and for employee benefit and dividend reinvestment plans. These factors were partially offset by Crestar's cash dividends declared and by purchases of common stock during the year. During 1997, Crestar purchased and retired 1.95 million shares of common stock at an average price of approximately $43.43 per share. Crestar purchased 1.13 million shares of common stock to retire shares issued for the American National acquisition. Also during 1997, 824 thousand shares were purchased to meet the needs of the dividend reinvestment plan, employee stock options and Crestar's thrift and profit sharing plan. The Corporation purchased and retired approximately 3.4 million shares of common stock, on a post-split basis, during 1996 at an average price of $29.03 per share. The Consolidated Statements of Changes in Shareholders' Equity provide details of these and other equity transactions. The Corporation expects to make repurchases of common stock in 1998 only to the extent that such purchases relate to shares issued or to be issued for acquisitions accounted for under the purchase method of accounting for business combinations, including the November 1997 acquisition of American National.
   Crestar's equity to assets ratio at December 31, 1997 was 8.26%, compared to a ratio of 7.78% at December 31, 1996. The average equity to assets ratio was 8.63% for 1997, compared to 8.23% for 1996. The equity leverage ratio (defined as average total assets divided by average total shareholders' equity) decreased from 12.15x in 1996 to 11.59x in 1997. Other capital ratios for 1997 and 1996 are shown in Table 4. A key measure of equity's ability to absorb losses is the ratio of average equity to average loans. This measure continued to reflect Crestar's capital strength, and increased slightly from 13.04% for 1996 to 13.08% for 1997. The equity formation rate (calculated as net income less dividends declared divided by average total equity) was 11.34% for 1997; the comparable rate for 1996 was 4.80%.

Table 4    Capital Adequacy
Dollars in thousands

Risk-Adjusted Capital at December 31                     1997           1996
Tier 1 Capital:
  Shareholders' equity                            $ 2,059,763    $ 1,779,510
  Crestar Capital Trust I preferred stock             200,000        200,000
  Goodwill and other adjustments                     (191,448)      (152,632)
--------------------------------------------------------------------------------
    Total Tier 1 capital                            2,068,315      1,826,878
--------------------------------------------------------------------------------
Tier 2 Capital:
  Allowable long-term debt                            249,732        284,690
  Allowable allowance for loan
    losses net of other adjustments                   255,510        214,642
--------------------------------------------------------------------------------
    Total Tier 2 capital                              505,242        499,332
--------------------------------------------------------------------------------
Total risk-adjusted capital                         2,573,557      2,326,210
--------------------------------------------------------------------------------
Risk-adjusted assets, net of allowance             20,581,043     17,361,823
Fourth quarter average assets,
 net of adjustments                                22,478,203     21,693,213
Risk-adjusted capital ratios:
  Tier 1                                                 10.1%          10.5%
  Total                                                  12.5           13.4
Tier 1 leverage ratio                                     9.2            8.4
--------------------------------------------------------------------------------
Other Capital Ratios
Average equity to:
  Average total assets                                   8.63           8.23
  Average total loans                                   13.08          13.04
Equity leverage                                         11.59x         12.15x
Equity formation rate                                   11.34%          4.80%
Period-end equity to assets                              8.26           7.78
================================================================================


   Risk-based capital ratios are another measure of capital adequacy. At December 31, 1997, Crestar's consolidated risk-adjusted capital ratios were 10.1% for Tier 1 and 12.5% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on- and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on- and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, Crestar Bank was considered "well-capitalized", the highest category of capitalization defined by the regulators allowing for the lowest level of FDIC insurance premium payments, as of December 31, 1997. Note 13 to the consolidated financial statements includes additional data on the regulatory capital ratios for Crestar Bank as of December 31, 1997.
   Additional measures of capital strength include the regulatory Tier 1 leverage ratio and the tangible leverage ratio. The Tier 1 leverage ratio is defined as Tier 1 capital divided by average total assets less goodwill and certain other intangibles. The Tier 1 leverage ratio has a regulatory minimum of 3.0%, although most institutions are required to maintain a ratio of at least 4.0% to 5.0%, depending primarily upon risk profiles. At December 31, 1997, Crestar's Tier 1 leverage ratio was 9.2%. The tangible leverage ratio is calculated by excluding intangibles from both assets and regulatory capital, and is utilized by the Federal Reserve Board in evaluating proposals for expansion or acquisitions. At December 31, 1997, Crestar's tangible leverage ratio was 7.5%, well within accepted Federal Reserve Board ranges.
   A double leverage ratio of over 100% measures the extent to which the equity capital of subsidiaries is supported by Parent Company debt rather than equity. Calculated as the investment in its subsidiaries divided by its own equity accounts, Crestar Financial Corporation's double leverage was 94.2% at December 31, 1997, compared to 94.7% at December 31, 1996. Financial statement note 19 contains Parent Company financial statements.
   In January 1998, Crestar issued $150 million in subordinated notes, having a stated interest rate of 6.50% and due January 15, 2018, with putable/callable provisions effective January 15, 2008. Proceeds from this long-term debt issuance will be used for general corporate purposes. Crestar has filed shelf registration statements with the Securities and Exchange Commission pertaining to the possible future issuance of other securities. Under the currently effective registration statements, the Corporation may issue in the future up to approximately $175 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 5    Average Balances, Net Interest Income And Rate/Volume Analysis(1)
Dollars in millions

         Average Balance                 Yield/Rate
    -------------------------       ------------------------
    1997      1996      1995        1997      1996      1995
    ----      ----      ----        ----      ----      ----
        $         $         $          %         %          %
    3,957     3,717     3,616       8.05      8.11       8.45    Commercial
    1,263     1,259     1,260       8.87      8.76       8.63    Real estate - income property
      337       354       401       8.97      9.46      10.00    Real estate - construction
    4,353     3,698     3,243       8.11      8.40       8.51    Instalment
    1,217     1,529     1,582      13.99     12.49      11.31    Bank card
    3,264     3,072     3,573       7.74      7.76       7.83    Real estate - mortgage
-------------------------------------------------------------------------------------------------------------
   14,391    13,629    13,675       8.59      8.70       8.70      Total loans(2)
      751     1,060     2,174       6.11      6.12       6.09    Securities held to maturity
    3,648     3,862     2,043       6.32      6.28       6.53    Securities available for sale
      389       332       337       5.59      5.39       5.99    Money market investments
      684       836       374       7.61      7.54       7.52    Mortgage loans held for sale
-------------------------------------------------------------------------------------------------------------
   19,863    19,719    18,603       7.99      7.98       8.08      Total earning assets
=============================================================================================================
    5,857     5,814     5,690       3.01      2.94       3.17    Interest-bearing demand deposits
    1,538     1,690     1,864       2.47      2.59       2.76    Regular savings deposits
    4,286     4,996     4,949       4.96      5.20       5.20    Domestic time deposits
-------------------------------------------------------------------------------------------------------------
   11,681    12,500    12,503       3.66      3.80       3.91      Total interest-bearing core deposits
      912       510        73       5.65      5.45       5.39    Certificates of deposit $100,000 and over
    2,997     2,785     2,327       5.30      5.20       5.75    Short-term borrowings
-------------------------------------------------------------------------------------------------------------
    3,909     3,295     2,400       5.38      5.24       5.73      Purchased liabilities
      825       689       696       7.50      7.19       7.19    Long-term debt
-------------------------------------------------------------------------------------------------------------
   16,415    16,484    15,599       4.26      4.23       4.34      Total interest-bearing liabilities
    3,448     3,235     3,004                                    Other sources - net
-------------------------------------------------------------------------------------------------------------
   19,863    19,719    18,603       3.52      3.54       3.64      Total sources of funds
                                    4.47      4.44       4.44    Net Interest Margin/Income
=============================================================================================================

(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate, exclusive of the alternative minimum tax and nondeductible interest expense, and the tax-equivalent adjustment to interest income was $11.2 million, $9.9 million and $11.3 million in 1997, 1996 and 1995, respectively.

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

      In thousands
                                         1997 vs. 1996               1996 vs. 1995
          Income/Expense(3)       --------------------------   --------------------------
          -----------------                 Change due to(4)             Change due to(4)
                                            ----------------             ----------------
                                   Increase                  Increase
         1997      1996      1995 (Decrease) Rate(5)  Volume  (Decrease) Rate(5)      Volume
      --------   ------  -------- ---------- -------  ------  ---------- -------     -------
            $         $         $       $     $        $        $           $         $
      318,382   301,360   305,467  17,022    (2,333)  19,355   (4,107)  (12,656)    8,549
      112,051   110,281   108,807   1,770     1,386      384    1,474     1,615      (141)
       30,287    33,486    40,089  (3,199)   (1,671)  (1,528)  (6,603)   (1,920)   (4,683)
      352,887   310,486   276,058  42,401   (12,723)  55,124   34,428    (4,048)   38,476
      170,160   190,954   178,840 (20,794)   19,003  (39,797)  12,114    18,036    (5,922)
      252,620   238,564   279,914  14,056      (795)  14,851  (41,350)   (2,209)  (39,141)
      --------------------------------------------------------------------------------------
    1,236,387 1,185,131 1,189,175  51,256   (15,086)  66,342   (4,044)      (90)   (3,954)
       45,891    64,794   132,352 (18,903)      (66) (18,837)  (67,558)     282   (67,840)
      230,628   242,486   133,290 (11,858)    1,618  (13,476)  109,196   (9,101)  118,297
       21,754    17,901    20,204   3,853       780    3,073    (2,303)  (2,004)     (299)
       52,078    63,012    28,145 (10,934)      557  (11,491)   34,867       66    34,801
      --------------------------------------------------------------------------------------
    1,586,738 1,573,324 1,503,166  13,414     1,921   11,493    70,158  (19,837)   89,995
      ======================================================================================
      176,488   171,109   180,600   5,379     3,018    2,361    (9,490) (14,414)    4,924
       37,997   43,850     51,368  (5,853)   (1,901)  (3,952)   (7,518)  (2,731)   (4,787)
      212,480  259,971    257,418 (47,491)  (10,372) (37,119)    2,553      183     2,370
      --------------------------------------------------------------------------------------
      426,965  474,930    489,386 (47,965)  (16,688) (31,277)  (14,455) (14,315)     (140)
       51,501   27,843      3,915  23,658     1,724   21,934    23,927      317    23,610
      158,819  144,797    133,709  14,022     3,071   10,951    11,088  (15,182)   26,270
      --------------------------------------------------------------------------------------
      210,320  172,640    137,624  37,680     5,629   32,051    35,015  (16,261)   51,276
       62,001   49,499     50,038  12,502     2,681    9,821      (539)     (65)     (474)
      --------------------------------------------------------------------------------------
      699,286  697,069    677,048   2,217     5,192   (2,975)   20,021  (18,514)   38,535
      699,286  697,069    677,048   2,217    (2,875)   5,092    20,021  (20,702)   40,723
      --------------------------------------------------------------------------------------
      887,452  876,255    826,118  11,197     4,796    6,401    50,137      865    49,272
      ======================================================================================

(3) Includes tax-equivalent net loan fees of $195,000, $978,000 and $1.3 million for 1997, 1996 and 1995, respectively.

(4) Variances are computed on a line-by-line basis and are  non-additive.

(5) Variances caused by the change in rate times the change in balances are allocated to rate.





Net Interest Income
And Net Interest Margin
A fundamental source of Crestar's earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.
   Net interest income in Table 5 is presented on a tax-equivalent basis to enhance the comparability of assets with different tax attributes. This comparability is achieved through increasing interest income on tax-exempt assets by an amount equal to the federal income taxes which would have been paid had the income been fully taxable. This tax-equivalent adjustment is based on the applicable statutory federal corporate income tax rate and resulted in an increase to pre-tax income from earning assets in 1997, 1996 and 1995 of $11.2 million, $9.9 million and $11.3 million, respectively. On a tax-equivalent basis, net interest income increased $11.2 million or 1% in 1997 following a $50.1 million or 6% rise in 1996. These increases reflect an increase in average earning assets of 1% in 1997 and 6% in 1996.

   The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets, and represents the Corporation's net yield on its earning assets. In 1997 the net interest margin of 4.47% represented an improvement of 3 basis points over the net interest margin of 4.44% recorded in 1996. Significant items affecting net interest margin from 1996 to 1997 are summarized in Table 6. Favorable changes in interest rates paid on funding sources were a significant influence on the net interest margin for 1997. The positive impact of such changes was partially offset by the impact of unfavorable changes in the composition of earning assets and funding sources, and the impact of off-balance sheet hedging transactions in comparison to the results for 1996.
   Changes in balance sheet mix decreased the 1997 net interest margin by approximately 9 basis points. Loans as a percentage of total earning assets increased from an average of 69% in 1996 to 72% in 1997, as both the overall consumer and business loan portfolios exhibited growth. Despite this increase in total loan balances, Crestar's net interest margin was detrimentally impacted by declines in the average balances of bank card loans, which have historically been Crestar's highest yielding loan type. The growth in Crestar's loan portfolio during 1997 was most apparent in instalment, real estate - mortgage and commercial loans. Combined securities holdings, composed of the securities available for sale and

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 6    Analysis Of Net
Interest Margin
                                      Margin Change
1996 Net Interest Margin                  4.44%
-----------------------------------------------------------
Change in net interest margin from:
  Earning asset mix                          (8) bp
  Funding mix                                (1)
  Off-balance sheet hedges                   (3)
  Interest rate changes                      15
-----------------------------------------------------------
  Net change in net interest margin           3  bp
1997 Net Interest Margin                  4.47%
===========================================================

   securities held to maturity portfolios, averaged $4.4 billion during 1997 versus $4.9 billion in 1996. Securities represented 22% of the Corporation's average earning assets during 1997, compared to 25% during 1996.
   The composition of Crestar's sources of funds shifted slightly to higher cost sources during the year, negatively impacting the 1997 net interest margin by 1 basis point. Average interest-bearing core deposits totaled $11.7 billion for 1997, versus $12.5 billion for 1996. With average earning asset levels relatively stable during this time period, these deposits as a percent of average earning assets declined from 63% in 1996 to 59% in 1997. Average balances of purchased liabilities, which are composed of short-term borrowings and non-retail certificates of deposit of $100,000 and over, totaled $3.9 billion during 1997, versus $3.3 billion in 1996, and represented 20% of average earning assets during 1997. Significant sources of short-term borrowings during 1997 included federal funds purchased, Federal Home Loan Bank borrowings, and securities sold under repurchase agreements. Long-term debt and other sources of funds represented 4% and 17%, respectively, of total average earning assets during 1997. Demand deposits, an important component of other sources of funds, averaged $3.1 billion in 1997, an increase of 4% from the average balances of 1996.
   Changes in average interest rate yields on earning assets did not significantly impact the net interest margin for 1997, in comparison to 1996. Yields on average earning assets increased by 1 basis point from the prior year, averaging 7.99% in 1997 versus 7.98% in 1996. Excluding the impact of off-balance sheet hedging transactions, the yield on average earning assets was 8.00% for 1997 and 7.97% for 1996. The average yield on Crestar's loan portfolio decreased to 8.59% in 1997 versus 8.70% in 1996. Higher yields on the bank card loan portfolio were offset by declines in most other loan categories. Commercial, real estate - construction, instalment and real estate-mortgage loans, which on a combined basis represented 83% of Crestar's average loan portfolio during 1997, had average yield decreases of 6, 49, 29 and 2 basis points, respectively. During the same time period, the average yield on bank card loans increased from 12.49% in 1996 to 13.99% in 1997. The higher yield for 1997 primarily reflects the impact of expiring promotional interest rates on specific bank card programs. Securities available for sale yielded a return of 6.32% in 1997, compared to a return of 6.28% in 1996. The yield on the Corporation's securities held to maturity investment portfolio was relatively unchanged from the prior year. The yield on average balances of mortgage loans held for sale was up 7 basis points in 1997, in comparison to the prior year, and yields on money market investments increased from 5.39% to 5.59% during the same time period.
   Lower cost funding sources were a significant benefit to the Corporation's net interest margin during 1997. Average rates paid on domestic time deposits declined 24 basis points, with yields on regular savings deposits decreasing 12 basis points. The average rate paid on total interest-bearing core deposits during 1997 was 3.66%, in comparison to 3.80% in 1996. The impact of falling rates on deposits was partially offset by higher average rates on short-term borrowings, certificates of deposit of $100,000 and over, and long-term debt. Rates paid on short-term borrowings increased 10 basis points in 1997, averaging 5.30% in 1997 compared to 5.20% in 1996. Average rates paid on long-term debt, reflecting the year-end 1996 issuance of $200 million in trust preferred securities, increased from 7.19% in 1996 to 7.50% in 1997. The total impact of interest rate changes, on both funding sources and earning assets, was to increase the net interest margin by 15 basis points in 1997 in comparison to the prior year.
   Off-balance sheet derivative transactions (interest rate swaps, caps and floors) had a negative impact on Crestar's 1997 net interest margin when compared to 1996. The majority of the negative impact for 1997 arose from the amortization of the cost basis of interest rate caps and floors purchased to hedge market value changes of selected assets and liabilities. Total off-balance sheet interest rate conversions and hedges negatively impacted net interest income by $4.0 million in 1997, which was composed of a $2.9 million decrease in interest income and a $1.1 million increase in interest expense, based on the underlying asset or liability associated with the transaction. In 1996, the comparable impact of hedging activity was an increase of $1.1 million to net interest income, which was composed of a $1.2 million increase in interest income and a $0.1 million increase in interest expense. This difference equated to a 3 basis point negative impact on the 1997 net interest margin, as compared to 1996 results.

Table 7    Noninterest Income

In thousands                               1997           1996           1995          1994           1993
Service charges on deposit accounts    $126,105       $114,249       $109,264      $103,692       $100,978
Trust and investment advisory            74,421         65,939         59,841        54,963         56,797
Bank card-related                        41,972         52,088         49,935        41,161         28,841
Automated teller machine fees            25,945         18,684         17,856        13,828         11,959
Mortgage origination - net               19,632         12,212          2,753           389          9,580
Mortgage servicing - net                 15,404         17,085         16,087        17,082          7,691
Annuities                                10,979          9,637          9,394         8,751          6,554
Mutual funds                              7,287          5,877          3,170         2,673          3,379
Trading account activities                5,058          3,833          3,515         1,874          5,227
Commissions on letters of credit          4,954          4,980          4,805         5,575          7,712
Insurance                                 3,883          3,958          3,727         3,062          2,997
Gain on sale of mortgage
  servicing rights                       10,450          8,268         11,000        18,732          3,600
Gain (loss) on sale and
  disposal of branches and
  other properties - net                  6,884        (22,380)        (2,317)            -              -
Gain on securitization of student loans   9,305              -              -             -              -
Gain on sale of merchant
  card processing                        17,325              -              -             -              -
Miscellaneous                            36,507         35,362         33,105        25,068         23,794
Securities gains (losses)                 5,328          3,393         (2,067)      (10,766)         2,094
------------------------------------------------------------------------------------------------------------
  Total noninterest income             $421,439       $333,185       $320,068      $286,084       $271,203
============================================================================================================

   Nonperforming asset levels had no material impact on the Corporation's net interest margin in 1997, when compared to 1996. Additional interest income of approximately $11.6 million for 1997 and $12.3 million for 1996 would have been realized had all nonperforming assets performed as originally expected. Nonperforming assets exclude loans that are both past due 90 days or more and not deemed nonaccrual, due to an assessment of collectibility (see "Nonperforming Assets and Other Risk Elements").
   The extent to which Crestar will be able to maintain its current net interest margin is significantly influenced by the economic environment in our markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits. Competitive pressures, especially with regard to deposit rates, may lead to decreases in net interest margins in future periods.
   From 1995 to 1996, the net interest margin was unchanged, equaling 4.44% for both years. Positive influences on the 1996 margin included favorable changes in rates paid on funding sources, and in changes arising from off-balance sheet hedging transactions. These factors were offset by the impact of unfavorable changes in the composition of both earning assets and funding sources. Table 5 presents a comparison of the earning assets and sources of funds for these two years.

Noninterest Income
Noninterest income increased 26% in 1997, following a 4% increase in 1996. Excluding securities gains and losses, noninterest income in 1997 increased $86.3 million or 26% over 1996, compared with a 1996 increase of $7.9 million or 2% over 1995.
   Many categories of noninterest income exhibited strong growth in 1997, with significant increases recorded in service charges on deposit accounts, trust and investment advisory fees and mortgage origination income. Reflecting growth in non-interest bearing deposit accounts and selected fee increases, service charges on deposit accounts increased 10% over the prior year and totaled $126.1 million for 1997. Trust and investment advisory income increased $8.5 million or 13% from 1996. This increase reflects new account growth coupled with the beneficial effects on fee income of rising bond and equity markets. At year-end 1997, trust assets held by Crestar's Trust and Investment Management Group exceeded $38 billion, and assets under management totaled $15 billion. Reflecting significantly greater origination volume, and favorable market conditions for the sale of mortgage loans to investors, mortgage origination income totaled $19.6 million in 1997, compared to $12.2 million in 1996. Mortgage origination income is reported net of direct costs associated with the mortgage underwriting process. Mortgage servicing income exhibited an decrease of $1.7 million, and

Management's Discussion
Crestar Financial Corporation And Subsidiaries

totaled $15.4 million in 1997 compared to $17.1 million in 1996. The decrease reflects higher amortization charges associated with capitalized servicing rights. Gains on sales of mortgage servicing rights totaled $10.5 million in 1997, versus gains of $8.3 million recorded in the previous year. Crestar's loan servicing portfolio was $12.5 billion at December 31, 1997, compared to $11.4 billion at year-end 1996.
   Other sources of growth in noninterest income were fees from sales of mutual funds, annuities and brokerage services, as Crestar continued to expand its marketing of these financial products. Automated teller machine (ATM) income continues to be a growing source of noninterest income, due to an increase in usage by banking customers, expansion of Crestar's ATM network and selected fee increases. Such income recorded an increase of $7.2 million in 1997, totaling $25.9 million in 1997 compared to $18.7 million in 1996. Crestar's network of ATM machines totaled 613 at year-end 1997, compared to 496 at year-end 1996. In the fourth quarter of 1997, Crestar recorded a gain of $9.3 million arising from the securitization of student loans. In the future, Crestar anticipates periodically utilizing the securitization of loan products to capture the value of the Corporation's loan origination functions while freeing corporate funds for other investment purposes. Also in 1997, Crestar recorded a gain of $17.3 million from the sale of merchant bankcard processing operations. Due primarily to the second quarter sale, bank card-related noninterest income decreased by $10.1 million, or 19%, during 1997 and totaled $42.0 million for the year.
   The comparability of results for 1996 and 1995 are impacted by non-recurring branch and equipment charges recorded as reductions of noninterest income. In 1996, as part of the costs incurred in the merger with Citizens, Crestar recorded an $18.2 million charge for branch closing costs. These costs are classified as a loss on sale and disposal of branches, and reduced noninterest income in 1996. Noninterest income for 1996 also includes non-merger related net losses on the sale and disposal of branches, totaling $4.1 million, representing the cost of closing selected banking locations as part of Crestar's strategy of refining its service delivery systems. In 1995, as part of the merger with Loyola, $3.7 million in branch closing costs were recorded. Offsetting this charge were net gains of $3.5 million on branch closings and sales (including sale of related branch deposit accounts) from 1995 activity. These results are included in the totals for gain (loss) on sale and disposal of branches in Table 7, for the applicable year of occurrence. During 1997 Crestar recorded net gains on sale of branches and other property of $6.9 million, with $5.8 million arising from the sale of two properties acquired as part of the 1996 Citizens merger.

Noninterest Expense
Noninterest expense decreased $66.1 million or 8% in 1997, totaling $714.3 million for 1997 versus $780.3 million in 1996. Noninterest expense in 1996 was impacted by non-recurring costs, including $31.8 million in acquisition-related costs related to the merger with Citizens. In addition, Crestar incurred a one-time assessment on SAIF insured deposits during the third quarter of 1996, impacting noninterest expense by $34.1 million. Excluding the impact of the 1996 non-recurring merger costs and SAIF assessment, noninterest expense for 1997 exhibited a slight decrease of less than 1% in comparison to the prior year. Such results reflect the operating efficiencies derived from the December 31, 1996 merger with Citizens, especially in the noninterest expense categories of personnel, occupancy and equipment expenses. Approximately $3.5 million in non-recurring expenses associated with the Citizens merger were incurred in 1997.
   Part of Crestar's non-recurring expenses in 1996 was an expense totaling $34.1 million associated with congressional legislation regarding the recapitalization of the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). The legislation, which resulted in an after-tax charge of $21.5 million during the third quarter of 1996, addressed the disparity between deposit insurance premiums for SAIF-insured deposits and deposits insured under the Bank Insurance Fund. The assessment is reflected in 1996's noninterest expense as part of FDIC premiums - net. Decreases in FDIC insurance premiums, effective in the fourth quarter of 1996, led to lower FDIC premium expense for 1997 in comparison to prior years, excluding the impact of the 1996 SAIF assessment. Excluding the assessment, FDIC premium expenses were $7.1 million for 1996, and declined to $2.7 million for 1997.
   With the consummation of the merger with Citizens, Crestar incurred $31.8 million in non-recurring merger-related noninterest expenses for 1996 (this balance excludes branch closure and fixed asset disposal costs recorded as a reduction of noninterest income, and also excludes the merger's impact on income tax expense). These merger-related expenses included severance and other personnel costs of $11.3 million, professional fees of $5.4 million, and outside data services expense of $4.8 million. Noninterest

Table 8    Noninterest Expense
In thousands                               1997           1996           1995          1994           1993
Salaries                               $307,623       $320,890       $311,286      $307,478       $273,376
Benefits                                 83,023         76,558         77,256        65,112         51,247
-------------------------------------------------------------------------------------------------------------
  Total personnel                       390,646        397,448        388,542       372,590        324,623
Occupancy - net                          60,016         64,450         62,851        63,290         56,374
Equipment                                41,400         38,479         37,916        35,063         32,999
Communications                           37,182         38,572         34,446        30,840         26,519
Outside data services                    26,717         28,883         26,112        23,527         19,189
Professional fees and services           26,061         30,692         22,620        17,996         18,413
Advertising and marketing                21,732         26,165         20,400        26,171         18,734
Amortization of intangibles              17,147         16,673         15,416         7,740         12,337
Loan expense                             12,217         12,731          9,407        10,842          9,736
Stationery, printing and supplies        10,436         12,669         12,709        11,781         10,786
Transportation                            7,101          7,056          7,281         7,140          6,641
Bank franchise tax                        5,506          6,140          3,789         3,199          2,810
FDIC premiums - net                       2,684         41,174         24,812        34,855         31,859
Foreclosed properties (net recoveries)    3,097          6,872         (3,616)        5,725         37,436
Miscellaneous                            52,315         52,342         55,514        47,219         41,955
-------------------------------------------------------------------------------------------------------------
  Total noninterest expense            $714,257       $780,346       $718,199      $697,978       $650,411
=============================================================================================================

expenses recorded as part of the Loyola merger in 1995 totaled $18.4 million, and included $11.3 million in severance and other personnel expense, professional fees of $3.6 million and outside data services of $1.2 million.
   Foreclosed properties expense decreased from $6.9 million in 1996 to $3.1 million in 1997. Of the 1996 expense, $4.0 million was recorded in connection with the year-end 1996 merger with Citizens Bancorp, reflecting Crestar's accelerated marketing and disposal plans for specific foreclosed properties.
   Noninterest expense for 1997 includes $5.3 million of costs incurred in preparing the Corporation's data processing systems to be "Year 2000" compliant. Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and data processing when the year 2000 begins. A further discussion of these changes is included under "Other Risk Elements".
   Total capital expenditures for 1997, 1996 and 1995 were approximately $115 million, $73 million and $58 million, respectively. The 1997 figure included expenditures for branch and office refurbishments, and new branch computer technology. In addition, construction outlays for a new six-story office building located adjacent to the Crestar Mortgage Corporation (CMC) headquarters in Richmond totaled approximately $44 million. Total capital expenditures in 1998 are anticipated to be approximately $72 million.

Income Taxes
In 1997, Crestar's income tax expense was $165.6 million, compared to $105.0 million in 1996 and $134.6 million in 1995. The effective tax rates for 1997, 1996 and 1995 were 34.8%, 32.5% and 38.4%, respectively. The relatively low 1996 effective tax rate was primarily attributable to a non-recurring $10.6 million reduction of income tax expense in the third quarter of 1996. This reduction of expense arose from the repeal of the tax law that previously required, under certain circumstances, thrift institutions to recapture into taxable income the pre-1988 loan loss allowance. Crestar had recorded the charge at the time of the merger with Loyola Capital Corporation on December 31, 1995, and later benefited when the law was repealed. The effective tax rates for 1996 and 1995, normalized to exclude the adjustment, were 35.7% and 35.4% respectively. Other fluctuations in Crestar's effective tax rates for 1997 compared to 1996 were primarily caused by lower state income tax expense and by the recognition of tax benefits, during 1997, relating to prior years.
   Deferred tax assets and liabilities are based on the differences between financial statement and tax bases of assets and liabilities. The tax effects of these differences are measured using enacted tax rates that will be effective for the period during which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets if, and to the extent, it is more likely than not that the

Management's Discussion
Crestar Financial Corporation And Subsidiaries

EARNING ASSET MIX
($ in millions)


[GRAPH]


                                   DECEMBER 31, 1997
                                   -----------------
Mortgage Loans Held For Sale       $   964.7    4%
Money Market Investments           $ 1,431.8    6%
Securities Held to Maturity &      $ 4,465.7   20%
 Securities Available For Sale
Loans                              $15,677.0   70%
                                   --------------
                   Total           $22,539.2

 FUNDING MIX
($ in millions)

[GRAPH]

                                   DECEMBER 31, 1997
                                   -----------------
Long-Term Debt                     $   831.4    4%
Other Sources-Net                  $ 4,089.8   18%
Purchased Funds                    $ 5,721.1   25%
Interest-Bearing Core Depostits    $11,896.9   53%
                                  ------------
                   Total           $22,539.2


deferred tax assets will not be fully realized. In management's judgment, no valuation allowance was necessary at December 31, 1997 and 1996. Deferred tax expense is measured by the change in the net deferred tax assets or liabilities for the period.

Liquidity, Market Risk And
Interest Sensitivity
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and investments, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities, and customer needs. General strategies to accomplish this objective include maintaining a strong balance sheet, maintaining adequate core deposit levels, taking an acceptable level of interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.
   Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 53% of total funding sources at December 31, 1997 compared with 59% at December 31, 1996. As an additional indication of adequate liquidity, securities available for sale represented 17%, and money market investments represented 6%, of Crestar's total earning assets at December 31, 1997.
   Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity prices. Like many financial institutions, Crestar's principal market risk is interest rate risk. Interest rate risk can be measured by looking at the volatility of projected net income as a result of possible changes in interest rates over a given period of time. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committee. The committee establishes limits on the earnings at risk for a current planning period, usually defined as either the current calendar year or the remainder of the current year plus the next calendar year. Established limits are subject to change, but have typically been 10% or less of projected net income for the planning period. Actions that can be taken to manage interest rate risk include changing the mix of floating rate versus fixed rate earning assets and funding sources, changes in average maturities within the securities available for sale portfolio through sales and purchases, the use of derivative instruments for interest rate conversions or to hedge interest risk, and marketing and product development efforts to attract new loans and deposits. The level of interest rate risk taken is based on management's assessment of the market environment, and will vary from period to period.
   A significant tool used by Crestar in assessing interest rate exposure is net interest income simulations. A net income forecast is prepared regularly

Table 9    Off-Balance Sheet Derivatives Activity - Notional Balances(1)

In thousands

                           Interest Rate Conversions        Market Value Hedges
                           -------------------------      ---------------------    Hedges of
                                Interest    Interest     Interest      Interest      Lending
                                    Rate        Rate         Rate          Rate      Commit-
                                   Swaps        Caps         Caps        Floors      ments(2)        Total
Balance, January 1, 1996      $1,200,000    $ 40,000          $ -           $ -    $ 547,790    $1,787,790
Additions                        300,000           -    1,750,000     1,000,000    3,535,603     6,585,603
Terminations                    (500,000)          -            -             -            -      (500,000)
Maturities                      (100,000)     (5,000)           -             -   (3,376,662)  $(3,481,662)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     $ 900,000    $ 35,000   $1,750,000    $1,000,000    $ 706,731    $4,391,731
Additions                        775,000     450,000      400,000       250,000    5,300,010     7,175,010
Terminations                           -           -     (200,000)   (1,250,000)           -    (1,450,000)
Maturities                             -     (25,000)           -             -   (4,546,853)   (4,571,853)
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    $1,675,000    $460,000   $1,950,000           $ -   $1,459,888    $5,544,888
============================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

   based on a current interest rate forecast, in addition to numerous high and low interest rate scenarios involving changes in interest rates of up to and including 300 basis points from current interest rates. The various interest rate scenarios represent a reasonable range of interest rates. By its nature, the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and prepayments. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the assumed effects of interest rate caps and floors. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.
   The high interest rate and low interest rate estimates generated by this simulation process are compared to an estimate generated under a current interest rate scenario. Based on the most recent simulations at December 31, 1997, Crestar's projected 12-month after-tax net income under the current interest rate scenario at year-end 1997 would decrease by approximately $12.2 million in a high interest rate scenario, and would decrease by approximately $1.4 million in a low interest rate scenario, if nothing else changed and no management actions were taken. These projections were based on interest rate increases of 100 basis points under a 12-month high interest rate scenario, and interest rate decreases of 100 basis points under a low interest rate scenario, from market interest rates in effect at December 31, 1997. Changes in interest rates under these simulations were projected at 25 basis points per month. The results of these projections were within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment under the high, low and current interest rate scenarios.
   Another management tool for assessing interest rate risk is the quantification of the economic fair value of shareholders' equity. Economic value of equity consists of the present value of all future cash flows from assets, liabilities and off-balance sheet items. Potential changes in the economic value of equity are calculated by projecting cash flows and then computing present values under a series of different interest rate scenarios. The economic value calculations include the valuation of instruments with option characteristics, using numerous interest rate path valuations and mathematical rate simulation techniques. Crestar has incorporated this tool as a significant component of the Corporation's management of interest rate risk. Economic value measurement results at year-end 1997 were within Crestar's internal guidelines.
   Each of the tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that the above methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds. Assumptions can be inherently uncertain;

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 10    Off-Balance Sheet Derivative Financial Instruments(1)
December 31, 1997

                                                          Average
                                               Weighted     Fixed   Estimated
Dollars in thousands                Notional    Average   Receive        Fair
                                     Balance   Maturity      Rate       Value   Comments
Interest Rate Conversions
   Generic interest rate swaps    $1,675,000   3.0 yrs.     6.12%               Notional amounts of $1.43
    Carrying amount(2)                                                $   835   billion and $250 million
      Commercial loan program                                                   convert floating rate
          Unrealized gains                                             12,721   commercial and instalment
          Unrealized losses                                            (1,862)  loans, respectively, to fixed
      Instalment loan program                                                   rate. Floating rates paid
          Unrealized gains                                                256   tied to LIBOR.
          Unrealized losses                                               (57)
                                                                      -------
    Estimated fair value                                               11,893
                                                                      -------

  Interest rate caps                 460,000   3.1 yrs.    6.93%(3)             Notional amount of $460
    Carrying amount(2)                                                  6,294   million hedges the interest
      Money market deposit                                                      rate risk associated with rising
        program                                                                 interest rates on floating rate
          Unrealized gains                                                  7   money market deposits
          Unrealized losses                                            (3,321)  (strike rate tied to LIBOR).
                                                                      -------
    Estimated fair value                                                2,980
                                                                      -------
Market Value Hedges
  Interest rate caps               1,950,000   2.2 yrs.    7.56%(3)             Notional amount of $1.75 billion
    Carrying amount(2)                                                 13,124   hedges the market value of fixed
      Securities available for                                                  rate securities available for sale
        sale program(4)                                                         in a rising rate environment
          Unrealized losses                                           (10,765)  (strike rate for $800 million
      Real estate income property                                               tied to 5 year CMT; strike rate
        loan program                                                            for $950 million tied to LIBOR).
          Unrealized losses                                              (748)  Notional amount of $200 million
                                                                                hedges the market value of fixed
                                                                                rate real estate income property
                                                                                property loans (strike rate tied
                                                                                to LIBOR).
                                                                      -------
    Estimated fair value                                                1,611
                                                                      -------

Hedges of Lending Commitments
  Forward contracts                1,459,888    .2 yrs.       n/a               Hedges of residential
          Unrealized gains                                                904   mortgage lending
          Unrealized losses                                            (5,588)  commitments.
                                                                      -------
    Estimated fair value                                               (4,684)

                                  ----------                          -------
      Total derivatives           $5,544,888                          $11,800
======================================================================================================================

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

Table 11    Off-Balance Sheet Derivatives--Expected Maturities(1)

December 31, 1997

Dollars in thousands                     Within          One to      Three to          Over
                                       One Year     Three Years    Five Years    Five Years          Total
Interest Rate Conversions
  Generic interest rate swaps:
    Notional amount                   $ 300,000       $ 600,000      $625,000      $150,000     $1,675,000
    Average fixed receive rate             5.72%           5.93%         6.26%         7.16%          6.12%
    Carrying amount                       $ (90)            $ 5         $ 590         $ 330          $ 835
    Net unrealized gain (loss)             (353)           (447)        3,868         7,990         11,058

  Interest rate caps
    Notional amount                     $ 5,000       $ 255,000      $200,000           $ -      $ 460,000
    Average strike rate                    6.50%           7.47%         6.25%            -           6.93%
    Carrying amount                         $ -         $ 1,221       $ 5,073           $ -        $ 6,294
    Net unrealized loss                       -          (1,035)       (2,279)            -         (3,314)

Market Value Hedges
  Interest rate caps
    Notional amount                         $ -      $1,950,000           $ -           $ -     $1,950,000
    Average strike rate                       -            7.56%            -             -           7.56%
    Carrying amount                         $ -        $ 13,124           $ -           $ -       $ 13,124
    Unrealized loss                           -         (11,513)            -             -        (11,513)

Hedges of Lending Commitments
  Forward contracts:(2)
    Notional amount                  $1,459,888             $ -           $ -           $ -     $1,459,888
    Net unrealized loss                  (4,684)              -             -             -         (4,684)

      Total derivatives:
        Notional amount              $1,764,888      $2,805,000      $825,000      $150,000     $5,544,888
        Carrying amount              $     (90)      $   14,350      $  5,663         $ 330     $   20,253
        Net unrealized gain (loss)       (5,037)        (12,995)        1,589         7,990         (8,453)
                                     ----------      -----------    ---------      --------     ----------
          Estimated fair value       $   (5,127)     $    1,355      $  7,252      $  8,320     $   11,800
===========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges  of  residential  mortgage lending commitments.

actual results will differ from projected results due to changes in market conditions, management strategies and the timing and magnitude of interest rate changes.
        As noted, one tool available to assist in the management of interest rate risk is the utilization of derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at December 31, 1997 are utilized to convert certain variable rate assets to fixed rates as part of the Corporation's interest risk management strategy. Interest rate caps are utilized to minimize interest rate risk associated with rising rates on floating rate money market deposits, fixed rate securities and fixed rate real estate loans. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative credit losses at December 31, 1997, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio. Tables 9, 10 and 11 present information regarding the fair values, maturity, average rates, and activity for 1997 for these off-balance sheet derivative instruments.
        The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar simply acts as an intermediary) was $4.085 billion at December 31, 1997. Forward
                                       27

Management's Discussion
Crestar Financial Corporation and Subsidiaries

contracts with a notional  balance  of $1.460  billion,  utilized  to hedge
lending commitments of  Crestar's  mortgage  banking  subsidiary,   were  also
outstanding at December 31, 1997, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $5.545 billion at year-end 1997. Maturities on such instruments ranged from less than one month to 6.3 years. The net unrealized losses on these instruments totaled $8.5 million as of December 31, 1997, which was composed of gross unrealized gains of $13.9 million and gross unrealized losses of approximately $22.4 million. At December 31, 1996, derivatives used as hedges of interest rate risk had gross unrealized gains of $2.6 million and gross unrealized losses of $14.0 million, and at December 31, 1995, such derivatives had gross unrealized gains of $13.6 million and gross unrealized losses of $6.1 million. Financial statement note 21 also contains additional information pertaining to these types of agreements.
        During the course of 1997 and 1996, Crestar terminated prior to maturity certain interest rate swaps, caps and floors being utilized as interest rate conversions or hedges against interest rate movements. At December 31, 1997 Crestar had a deferred gain of $4.2 million included in other assets, arising from the termination of interest rate floors during 1997. The deferred gain is being amortized over a weighted-average remaining maturity of
3.4 years. The Corporation had no unamortized deferred gain or loss balances from terminated instruments at December 31, 1996. Terminations of derivative instruments prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.
        Estimated fair values of financial instruments held at December 31, 1997 and 1996 are presented in financial statement note 21. Management is concerned about the comparability of fair value estimates between financial institutions due to the wide range of valuation techniques utilized and the numerous estimates and assumptions that must be made, given the absence of active secondary markets for many financial instruments. This is particularly true for estimated fair values computed for loan portfolios and deposit liabilities. Lack of uniform valuation methodologies introduces a great degree of subjectivity to such fair value estimates.
        A brief description of the methodologies used in computing fair value estimates, and the resulting estimated fair values, are provided in financial statement note 21. Crestar's loan portfolio, which constitutes the Corporation's largest financial instrument asset category, had an estimated fair value of approximately 2% in excess of recorded book value at December 31, 1997. Credit quality trends and the year-end interest rate environment were major factors in the determination of the estimated fair value for net loans. Deposit liabilities payable on short notice or demand, which constituted 69% of Crestar's total deposits at December 31, 1997, were assigned an estimated fair value equal to the balance payable on demand, in accordance with
mandatory   accounting standards.  However,  purchase  transactions  of such deposits usually reflect premiums to recorded book value, due to the relationship value of such deposits over their projected life and their value as a low cost source of funds.
        Securities   held  to  maturity  are  carried  at   amortized   cost  on
the Corporation's Consolidated Balance Sheets, as Crestar has the ability and positive intent to hold these securities to maturity. Trading account securities (classified as money market investments) are carried at fair value as they are intended to be sold in the near term. Securities available for sale are carried at fair value and represent securities not classified as held to maturity or trading account securities. Unrealized holding gains or losses on securities available for sale are excluded from the Consolidated Statement of Income and reported, net of tax, as a separate component of shareholder's equity. At December 31, 1997, the fair market value of securities classified as available for sale was $3.839 billion. The amortized cost of these securities was $3.841 billion. The net unrealized loss on securities available for sale, net of tax, at December 31, 1997 was approximately $0.7 million. At December 31, 1996 the net unrealized gain on securities available for sale, net of tax, was $21.3 million. The net unrealized gain or loss on securities available for sale, recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market values, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale.




Table 12    Debt And Other Security
Ratings (as of January 30, 1998)

                              Standard      Thomson
Security             Moody's   & Poor's   BankWatch
83/4% Subordinated
  Notes due 2004        Baa1       BBB+          A-
81/4% Subordinated
  Notes due 2002        Baa1       BBB+          A-
85/8% Subordinated
  Notes due 1998        Baa1       BBB+          A-
Commercial Paper         P-2  Not rated       TBW-1
Crestar Bank
  Deposits:
    Long-Term             A2          A   Not rated
    Short-Term           P-1        A-1       TBW-1
Crestar Capital Trust I
  Preferred Stock       Baa1        BBB   Not rated
=====================================================

                                    [GRAPH]

        Sources of Funds-
            Averages
        ($ in millions)
                                        1993    1994    1995     1996    1997
                                       -----   ------  ------  ------- -------
[S] [C]
Long-Term Debt                       $   464  $  588  $   696  $  689   $   826
Other Sources-Net                      2,610   2,853    3,004   3,234     3,448
Purchased Liabilities                  1,717   1,901    2,400   3,296     3,909
Interest-Bearing Core Deposits        11,362  12,333   12,503  12,500   $11,680


         Average Core
         Deposit Mix
          (percent)


                                    [GRAPH]


                                        1993    1994    1995     1996    1997
                                       -----   ------  ------  ------- -------

Demand Deposits                          18       18     19      20       21
Interest-Bearing Demand Deposits         38       38     37      37       40
Regular Savings Deposits                 13       14     12      11       10
Domestic Time Deposits                   31       30     32      32       29
                                       ------ ------- ------- -------- --------
                                        100      100    100     100      100

        USES OF FUNDS
           Averages
        ($ in millions)


                                    [GRAPH]


                                        1993    1994    1995     1996    1997
                                       -----   ------  ------  ------- -------

Mortgage Loans Held For Sale          $   430  $  408  $ 374   $  836     684
Money Market Investments                  878     650    337      332     389
Securities Held To Maturity &
  Securities Available For Sale         4,895   4,805  4,216    4,922   4,399
Loans                                   9,950  11,812 13,676   13,629  14,391




   Securities held to maturity at December 31, 1997 had an amortized cost of $627 million and a market value of $631 million. Unrealized pre-tax gains on such securities at year-end 1997 were $6.8 million, with unrealized pre-tax losses of $2.0 million. No sales of investments classified as securities held to maturity occurred during 1997, 1996 or 1995.
   All mortgage-backed securities in the securities available for sale and the securities held to maturity portfolios are subject to prepayment risk, since the mortgage loans underlying these securities can prepay at any time without penalty. This risk becomes apparent during periods of declining interest rates, when refinancing of existing mortgage loans usually accelerates. During such periods, the expected maturity of mortgage-backed securities shortens due to prepayments, reducing the expected stream of future interest payments to be received. The interest rate and prepayment risk associated with mortgage-backed securities is considered by management in assessing the overall asset/liability structure of the Corporation. The Corporation had no security holdings at December 31, 1997 that met the definition of a high-risk mortgage derivative product, as defined by the Federal Financial Institutions Examination Council (FFIEC) regulations.
   All investment securities, including mortgage backed pass-through securities, CMO securities and other collateralized receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying security, in addition to the contractual obligation of the issuer to collect and remit such payments to individual security owners. In some respects, such credit risk is similar to the risks incurred by purchasers of corporate bond securities. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. See "Uses of Funds" for a further description of the Corporation's security holdings.
   The Corporation's debt ratings are presented in Table 12. During January 1998, $150 million in subordinated debt securities were issued by Crestar. The subordinated note issuance received a rating of Baa1, and a rating of BBB+, from the Moody's and Standard & Poor's rating agencies, respectively.

Sources Of Funds
Crestar's largest and most important funding source is core deposits, which Crestar defines as total deposits less certificates of deposit of $100,000 and over. Core deposits totaled $15.4 billion at December 31, 1997, representing 68% of total funding sources at year-end 1997. Core deposits totaled $15.5 billion at December 31, 1996, or 75% of total funding sources at year-end 1996. Reflecting a competitive environment for consumer deposits, average core deposits decreased 5% from 1996 to 1997, totaling $14.8 billion for 1997 versus $15.5 billion for the previous year. Demand deposits increased $187 million, or 6%, from year-end 1996 to year-end 1997. Interest bearing demand deposits, which encompass interest checking and money market deposit accounts, increased $344 million or 6% during this period. Declines were noted in regular savings accounts and, to a greater degree,

Management's Discussion
Crestar Financial Corporation And Subsidiaries

domestic time deposits. Competitive pricing for deposits among financial institutions, in addition to the consolidation or sale of selected branch locations during 1996 and 1997, contributed to the decline in consumer certificates of deposit accounts. Growth in sales of mutual fund and insurance annuity products within Crestar's branch system was also a factor in declines in year-end balances of domestic time deposits, from year-end 1996 levels.
   Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs) and short-term borrowings. Total purchased liabilities increased $1.5 billion from December 31, 1996, reflecting their desirability as a cost-effective alternative funding source during periods of slow deposit growth. Purchased liabilities represented 25% of Crestar's total funding sources at December 31, 1997. At that date, approximately 32% of Crestar's purchased funds consisted of funds invested by local customers and, as such, are less volatile than other categories of purchased funds.
   Long-term debt decreased $28 million during 1997, or 3%, primarily reflecting scheduled reductions of collateralized mortgage obligation bonds, mortgage indebtedness and capital lease obligations.

Uses Of Funds
Total earning assets at December 31, 1997 were $22.5 billion, an increase of $1.8 billion or 9% from year-end 1996, compared with a 3% increase in the prior year. Period-end balances for 1997 reflect the impact of Crestar's November 1997 purchase of American National, with approximately $500 million of total assets. Average earning assets for 1997 were more stable, with average balances totaling $19.9 billion for 1997, an increase of $144 million or 1% over the average earning asset balances of 1996. Crestar's earning assets are comprised of loans, securities, money market investments and mortgage loans held for sale.
   Average balances of loans for 1997 increased $761 million, or 6%, in comparison to 1996 levels, and comprised 72% of average earning assets for 1997. Loans represented 69% of Crestar's average earning assets in 1996. At December 31, 1997, loans net of unearned income were $15.7 billion, representing an increase of $1.6 billion or 12% over the balance at December 31, 1996. During 1997, the composition of the loan portfolio changed as strong growth was experienced in commercial, instalment and real estate mortgage loans. Declining balances were experienced in Crestar's bank card portfolio for the second year. At December 31, 1997, consumer loans represented 60%, and business loans represented 40%, of Crestar's total loan portfolio.
   Crestar's business loan portfolio consists of commercial, real estate - income property and real estate - construction loans. Commercial loan volume experienced significant growth in the latter part of 1997. Coupled with Crestar's acquisition of American National, the new loan volume contributed to an increase of $664 million or 17% in commercial loan balances as of December 31, 1997, versus year-end 1996. Business related real estate loans exhibited total growth of $79 million during the same time period, with real estate - construction loans increasing 21%, to $381 million.
   Consumer instalment loans exhibited the strongest growth of all loan categories during 1997, increasing by $787 million or 19% over year-end 1996 levels. During the third quarter of 1997, Crestar completed the purchase of approximately $600 million of home equity loans and outstanding balances under home equity lines of credit. In December 1997, Crestar securitized $212 million in student loans. Excluding the impact of these two transactions, instalment loan balances exhibited an increase of approximately 10% over year-end 1996 levels.
   Bank card loans decreased $269 million or 19% in 1997, following a reduction of $276 million or 16% from 1995 to 1996. Marketing efforts directed to new accounts have been curtailed from prior levels. Account balances have also declined as a result of the expiration of introductory low interest rates on some bank card products. Bank card balances represented 7% of the total loan portfolio at December 31, 1997, versus 10% at year-end 1996.
   Real estate - mortgage loans increased $366 million or 12% during 1997, and totaled $3.4 billion at December 31, 1997. Approximately $220 of real estate - mortgage loans were acquired in the November 1997 acquisition of American National. Consumer real estate-mortgage loans represented 22% of the Corporation's total loan portfolio at December 31, 1997, compared to 21% at year-end 1996.
   Total  securities  (classified  as either held to maturity or  available  for sale) as of December 31, 1997 decreased $820 million or 16% from December 31, 1996. Average balances for 1997 also decreased, as proceeds from the sales and maturities of securities were used to fund higher loan balances. The composition of Crestar's securities portfolio along with related yield and maturity information as of December 31, 1997 are presented in Table 13 (Analysis of Securities Held to Maturity) and Table 14 (Analysis of Securities Available For
Sale). Both average expected maturity and actual stated maturity are shown in these tables. The average expected maturity considers prepayments and amortization, resulting in a more realistic measure of maturities than actual stated maturity.
   The Corporation's securities portfolio includes investments in both mortgage-backed pass-through securities and collateralized mortgage obligations
(CMO). A mortgage-backed pass-through obligation depends on the underlying pool of mortgage loans to

Table 13    Analysis Of Securities Held To Maturity(1)

                                                                                       Average     Average
                                                                                      Expected      Stated
December 31, 1997                           Par    Amortized      Market   Average    Maturity    Maturity
Dollars in thousands                      Value         Cost       Value    Yield(2)   (Yrs/Mos)   (Yrs/Mos)
U.S. Treasury and Federal agencies:
  Within one year                      $ 98,500     $ 99,327    $ 98,962      4.9%
  One to five years                      97,000       97,679      98,362      5.9
----------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury and
    Federal agencies                    195,500      197,006     197,324      5.4           01/05       01/05
----------------------------------------------------------------------------------------------------------------
Mortgage-backed obligations
  of Federal agencies:
  Within one year                         1,102        1,104       1,106      4.3
  One to five years                       8,822        8,848       8,999      7.5
  Five to ten years                     147,500      146,196     148,130      6.6
  After ten years                       227,782      224,059     225,254      6.3
----------------------------------------------------------------------------------------------------------------
  Total mortgage-backed
    obligations of Federal agencies     385,206      380,207     383,489      6.4           14/07       14/09
----------------------------------------------------------------------------------------------------------------
States and political subdivisions:
  Within one year                         2,348        2,339       2,410      8.5
  One to five years                      15,755       15,879      16,279      7.7
  Five to ten years                       9,345        9,302       9,532      8.0
  After ten years                        19,170       19,045      19,522      8.2
----------------------------------------------------------------------------------------------------------------
  Total states and political
    subdivisions                         46,618       46,565      47,743      8.0           07/10       07/10
----------------------------------------------------------------------------------------------------------------
Other taxable securities:
  Within one year                         2,300        2,300       2,301     11.5
  One to five years                         100          100          93      4.3
  After ten years                           530          538         541      7.7
----------------------------------------------------------------------------------------------------------------
  Total other taxable securities          2,930        2,938       2,935     10.5           02/05       02/10
----------------------------------------------------------------------------------------------------------------
  Total securities held to maturity    $630,254     $626,716    $631,491      6.2%          09/11       10/00
================================================================================================================

(1) Maturity  line  classifications  are based on stated  maturity
(2) Tax-equivalent basis, based on amortized cost

   provide a stream of cash flows to the investor consisting of both principal and interest payments from the underlying mortgages. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from underlying mortgage pools in order to meet different objectives of investors. Approximately 67% (market value) of Crestar's securities available for sale portfolio, and approximately 61% (amortized cost) of Crestar's securities held to maturity portfolio, was composed of mortgage-backed obligations of Federal agencies as of December 31, 1997. This category includes mortgage-backed securities of Federal agencies, as well as CMO securities guaranteed by Federal agencies such as the Federal Home Loan Mortgage Corporation. Securities classified as "Other taxable securities" can include non-government CMO securities, corporate debt obligations, and corporate obligations securitized by credit card and instalment loan balances. Other taxable securities classified as available for sale at December 31, 1997 included approximately $782 million (market value) of non-government CMO obligations.
   None of Crestar's securities holdings as classified by individual issuer (excluding U.S. Treasury and Federal agencies) exceeded 10% of total shareholders' equity at December 31, 1997.
   Money market investments increased by $686 million or 92% from December 31, 1996 to $1.4 billion at December 31, 1997, in part reflecting the investment of funds from increased short-term borrowings at year-end. Average balances of money market investments in 1997 were $389 million, versus $332 million in 1996, and reflect an appropriate level of investment given liquidity needs and balance sheet management strategies. Average mortgage loans held for sale totaled $684 million for 1997, representing 3% of average earning assets. While mortgage loan origination activity for 1997 exceeded prior year levels, shorter average holding periods for loans held

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 14    Analysis Of Securities Available For Sale(1)


                                                                                       Average     Average
                                                                                      Expected      Stated
December 31, 1997                           Par    Amortized      Market   Average    Maturity    Maturity
Dollars in thousands                      Value         Cost       Value   Yield(2)  (Yrs/Mos)   (Yrs/Mos)
U.S. Treasury and Federal agencies:
  Within one year                      $ 25,240     $ 25,237    $ 25,236      6.3%
  One to five years                     175,485      175,324     174,582      5.6
  Five to ten years                       9,500        9,408       9,649      6.3
  After ten years                         7,300        7,272       7,649      6.9
---------------------------------------------------------------------------------------------------------------
  Total U.S. Treasury and
    Federal agencies                    217,525      217,241     217,116      5.7           02/11       03/02
---------------------------------------------------------------------------------------------------------------
Mortgage-backed obligations
  of Federal agencies:
  Within one year                       103,081      101,989     102,930      6.4
  One to five years                     224,538      224,156     223,596      6.4
  Five to ten years                   1,000,736      995,082     999,434      7.6
  After ten years                     1,265,538    1,273,684   1,263,230      6.5
---------------------------------------------------------------------------------------------------------------
  Total mortgage-backed
    obligations of Federal agencies   2,593,893    2,594,911   2,589,190      6.5           09/00       10/10
---------------------------------------------------------------------------------------------------------------
Other taxable securities:
  Within one year                       158,555      158,337     158,313      9.8
  One to five years                      73,714       73,677      73,102      5.8
  Five to ten years                      47,967       47,953      47,990      6.3
  After ten years                       506,687      505,905     509,429      6.7
---------------------------------------------------------------------------------------------------------------
  Total other taxable
    securities:                         786,923      785,872     788,834      7.2           14/08       14/10
---------------------------------------------------------------------------------------------------------------
  Total interest-earning investments  3,598,341    3,598,024   3,595,140      6.6           09/10       11/03
Common and preferred stocks             242,566      242,566     243,866      6.4
---------------------------------------------------------------------------------------------------------------
  Total securities available for sale$3,840,907   $3,840,590  $3,839,006      6.6%
===============================================================================================================

(1) Maturity  line  classifications  are based on stated  maturity
(2) Tax-equivalent basis, based on amortized cost

for sale resulted in lower average levels of mortgage loans held for sale during 1997, in comparison to 1996. The significant refinancing activity experienced in December 1997 by Crestar's mortgage banking subsidiary resulted in much higher balances of mortgage loans held for sale at December 31, 1997 when compared to the prior year-end level, and in comparison to average balances during the year.

Types Of Lending
Crestar's  loan  portfolio is broadly  segmented  into  commercial  and consumer loans.
   The commercial loans are more specifically segmented into loans to corporations, partnerships and sole proprietorships. These loans can have various purposes to include financing working capital, equipment, real estate and, to a lesser degree, acquisitions and recapitalizations. Loan types can be either short-term lines of credit, term loans or mortgage financing. Loan maturities are managed such that they are compatible with the maturity structure of the Corporation's sources of funding.
   Commercial real estate loans are further segmented into owner-occupied property, income property and construction loans. Owner-occupied property is considered to be similar to traditional commercial loans since repayment is primarily from the cash flow of the owner, with the real estate serving as collateral being a secondary repayment source. Income property loans are made to entities or individuals engaged in real estate investment; the primary source of repayment arises from the rental or sale of the property. Construction loan funds are used by the borrower to build or develop real estate properties. Construction loans are expected to either be refinanced at completion, convert to income property or to be owner-occupied. Table 15 shows the various loan categories and balances outstanding for a five year period.
   Consumer loans are comprised of residential real estate mortgage, bank card and instalment loans. Instalment loans represent a broad loan category where loan receipts may be for several different purposes, including car or boat purchases, home im-

Table 15    Loan Portfolio Analysis
December 31,


Dollars in millions                1997            1996             1995            1994            1993
                             -------------    ------------    -------------   --------------  ---------------
                                 $      %         $      %        $      %        $      %        $      %
Business Loans:
  Commercial                 4,667     30     4,003     29    3,773     27    3,868     30    3,520     33
  Real estate - income
    property                 1,254      8     1,242      9    1,225      9    1,098      8    1,029     10
  Real estate - construction   381      2       314      2      407      3      391      3      437      4
Consumer Loans:
  Instalment                 4,847     31     4,060     29    3,653     26    2,942     22    2,501     23
  Bank card                  1,154      7     1,423     10    1,699     12    1,488     11      988      9
  Real estate - mortgage     3,374     22     3,008     21    3,276     23    3,408     26    2,191     21
---------------------------------------------------------------------------------------------------------------
Total loans - net of
  unearned income           15,677    100    14,050    100   14,033    100   13,195    100   10,666    100
===============================================================================================================

provement and college tuition. Bank card loans are unsecured lines of credit, while most other consumer loans are secured. Instalment loans have various maturity structures, with most maturing within five years. Real estate-mortgage loan maturities may extend to 30 years. Most residential real estate loans are underwritten to national market standards and therefore can be securitized and sold into the secondary market.

Credit Underwriting
And Risk Management
Crestar has comprehensive policies and procedures which cover both commercial and consumer loan origination and management of risk. All loans are underwritten in a manner that emphasizes the borrower's capacity to pay. The measurement of a borrower's capacity to pay serves to define the potential risk of nonpayment or default. A higher potential for default is a factor in determining the need for and amount of collateral required. Crestar makes unsecured loans when the capacity to pay is considered substantial. Generally, as capacity lessens, collateral is required to provide a secondary source of repayment and to reduce the risk of loss. Various policies and procedures provide guidance on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical to assuring that Crestar receives an adequate return for the risk undertaken, and that the risk of loss is minimized.
   Crestar effectively manages the risk associated with commercial loans, which generally have balances larger than individual consumer loans, by having lending professionals work in tandem with credit underwriting personnel to determine a loan's risk. To further assess loan portfolio quality, there is a Credit Review team that independently reviews various individual loans and loan segments, and supports the credit management process of the Corporation.
   Crestar's commercial loans are not considered to be concentrated, except those loans to real estate developers and investors (REDI). Diversification is achieved through lending to various industries located within Crestar's market area. This diversification is believed to reduce investment risk associated with changes in economic conditions.
   Due to its concentration and specialized nature, real estate investment lending is governed by its own distinct policies and procedures. This loan class is also primarily underwritten and managed by a specialized division of lending professionals. Underwriting policies delineate such factors as concentrations by property type, amount, terms, price and collateral. Real estate investment lending is generally collateralized and, as such, market conditions are monitored closely. Key market measurements include vacancy rates, rental rates, absorption rates for new properties and loan-to-value ratios. The Federal Deposit Insurance Corporation Improvement Act (FDICIA) establishes guidelines, by loan type, for real estate lending. Maximum real estate loan-to-value ratios under these guidelines include 65% for undeveloped land, 75% for land development loans, 80% for commercial, multi-family and other nonresidential construction loans, and 85% for residential (1 to 4 family) construction loans. Crestar's policies for loan-to-value are within the parameters established by the FDICIA.
   Based upon Standard Industrial Classification codes used for bank regulatory reporting purposes, the Corporation had no aggregate loan classifications of 10% or more of total loans in any particular industry at year-end 1997. Under a broader view of the portfolio, Crestar had $1.79 billion in loans outstanding at December 31, 1997 to real estate developers and investors (REDI), comprising 11% of the loan portfolio at year-end 1997. The REDI designation is based on borrower type and encom-

Management's Discussion
Crestar Financial Corporation And Subsidiaries

   passes non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers or investors. Crestar monitors the REDI portfolio with respect to diversification on a basis of both geographic location and loan type. REDI loans as of December 31, 1997 are classified on the consolidated balance sheet as real estate-income property ($1.254 billion), and within the real estate-construction ($279 million) and commercial loan ($256 million) categories.
   Consumer loans, by their nature and size, are generally not subject to risks associated with concentration. However, a portfolio of a specific consumer loan type may create concentration risk, and therefore consumer loan portfolios are monitored closely. The underwriting of consumer loans at Crestar is done primarily by two lending groups. The Consumer Finance Group concentrates on instalment and bank card lending, with Crestar's mortgage banking subsidiary, Crestar Mortgage Corporation, handling real estate-mortgage loans. This structure is considered to be an effective approach to cost management and reduction of credit risk. Consumer loan underwriting across product types utilizes both the skills of lending professionals as well as the use of statistically-based credit-scoring models. This underwriting process considers both economic factors, such as interest rates, employment, consumer income, consumer debt and delinquency levels, in addition to individual loan factors, such as an individual's employment history, payment history, current debt levels and, if applicable, collateral values. Underwriting guidelines are continually evaluated and subject to modification based upon these factors. Future loss expectations consider prevailing economic and consumer trends in conjunction with current loan underwriting guidelines.

Provision And
Allowance For Loan Losses
Both the amount of the provision and the level of the allowance for loan losses are impacted by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluation of the current level of the allowance. Individual loan-by-loan reviews are performed quarterly on large commercial and real estate exposures in the lower quality risk ratings categories. For the remainder of the portfolio, a formula-based approach is utilized. The formula is designed to cover inherent loss in that portion of the portfolio not subject to specific review. The formula may be adjusted for changes in the factors listed above. Loan loss allowances for the consumer loan portfolio are also based on historical and anticipated losses and the current and projected characteristics of the different types of consumer loans. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis.
   Total credit costs, which equals the sum of the provision for loan losses and foreclosed properties expense, were $111.2 million in 1997, an increase of $8.4 million or 8% from the $102.8 million in credit costs recorded 1996. Crestar made provisions for loan losses of $108.1 million in 1997, an increase of 13% compared to provision expense of $95.9 million in 1996. The increase in provision expense primarily reflects the performance of Crestar's bank card loan portfolio during the year, which like 1996 was evidenced by historically high levels of loan charge-offs compared to years prior to 1996. The increase also reflects the growth in Crestar's loan portfolio during 1997. Mitigating the increase in total credit costs was a decrease in foreclosed properties expense, which totaled $3.1 million for 1997, compared to $6.9 million in 1996. A provision expense for foreclosed properties of $4.0 million was recorded in 1996 as part of the Citizens merger costs, to recognize Crestar's accelerated disposition strategy with respect to specific foreclosed properties held by Citizens.
   Net loan charge-offs in 1997 totaled $99.7 million, down slightly from a total of $100.6 million in net loan charge-offs in 1996. Net charge-offs as a percentage of average loans were 0.69% in 1997, compared to 0.74% in 1996 and 0.48% in 1995. The largest proportion of net loan charge-offs during 1997 and 1996 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $82.7 million for 1997, compared to $82.2 million in 1996. Net bank card loan charge-offs as a percentage of bank card loans for 1997 was 6.79%, compared to 5.37% in 1996 and 3.33% in 1995. Bank card charge-off results for 1997 were favorably impacted by two non-recurring items. During 1997, Crestar sold a portfolio of fully charged-off loans to another corporation, and recorded the proceeds of $1.5 million as a recovery.
   The growth of bank card net charge-offs is a result of the significant growth in Crestar's bank card loan portfolio during 1993 through 1995. Crestar's experience has shown that the delinquency and loss performance of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. Crestar's bank card loss rates have been higher than originally expected due to an unanticipated decline in consumer payment performance, influenced by a substantive increase in consumer bankruptcy filings. Crestar's experience is similar to many others in the credit card business. The increase in the net charge-off ratio is a result of a more

Table 16    Allowance For Loan Losses

Dollars in thousands                          1997         1996           1995          1994          1993
Beginning balance                        $ 268,868    $ 274,430      $ 265,171     $ 254,682     $ 244,226
------------------------------------------------------------------------------------------------------------
Allowance from acquisitions
  and other activity - net                   4,108         (888)         8,353        15,687        22,000
------------------------------------------------------------------------------------------------------------
Provision for loan losses                  108,097       95,890         66,265        36,509        63,325
------------------------------------------------------------------------------------------------------------
Loans charged off:
  Commercial                                 4,726        7,696         11,295        16,662        33,075
  Real estate - income property                218        2,250          3,819        13,036        26,473
  Real estate - construction                 1,756        2,668          1,043           817         5,307
  Instalment                                27,862       28,757         21,746        14,571        16,848
  Bank card                                 92,576       88,811         57,595        28,573        21,064
  Real estate - mortgage                     2,635        1,903          1,303         1,815         2,807
------------------------------------------------------------------------------------------------------------
    Total loans charged off                129,773      132,085         96,801        75,474       105,574
------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                 6,220        8,646          8,747         9,480        11,630
  Real estate - income property              2,382        4,662          5,211         6,513           920
  Real estate - construction                   767        1,920          3,461         4,389         5,077
  Instalment                                10,676        9,641          8,718         8,352         8,017
  Bank card                                  9,924        6,617          4,924         4,676         4,882
  Real estate - mortgage                       125           35            381           357           179
------------------------------------------------------------------------------------------------------------
    Total recoveries                        30,094       31,521         31,442        33,767        30,705
------------------------------------------------------------------------------------------------------------
Net charge-offs                             99,679      100,564         65,359        41,707        74,869
------------------------------------------------------------------------------------------------------------
Allowance, December 31:
  Commercial                                62,063       53,321         64,836        78,028        78,708
  Real estate - income property             25,014       27,211         41,003        39,810        50,731
  Real estate - construction                10,160       10,622         18,771        17,475        18,015
  Instalment                                28,708       27,914         24,337        23,251        24,546
  Bank card                                 59,813       67,303         56,898        27,442        20,399
  Real estate - mortgage                    11,510       13,333         13,482        12,266         8,726
  Unallocated                               84,126       69,164         55,103        66,899        53,557
------------------------------------------------------------------------------------------------------------
Balance, December 31                     $ 281,394    $ 268,868      $ 274,430     $ 265,171     $ 254,682
============================================================================================================
Loans:
  Total at year end                    $15,676,990  $14,049,705    $14,032,820   $13,194,738   $10,666,472
  Average during year                   14,390,637   13,629,552     13,675,135    11,811,269     9,950,341
Net charge-offs to:
  Average total loans                         .69%          .74%           .48%          .35%          .75%
  Provision for loan losses                 92.21        104.87          98.63        114.24        118.23
Allowance for loan losses to:
  Year-end loans                             1.79          1.91           1.96          2.01          2.39
  Net charge-offs                            2.82x         2.67x          4.20x         6.36x         3.40x
Net charge-offs earnings coverage            5.85          4.17           6.38          8.77          4.38
============================================================================================================

seasoned portfolio, higher than expected bankruptcies and the moderation of new bank card marketing programs. Moderating new marketing programs has contributed to a decline in outstanding loan balances during 1996 and 1997. Average outstanding balances of bank card loans have declined from $1.58 billion in 1995 and $1.53 billion in 1996 to $1.22 billion in 1997. At December 31, 1997, bank card loans totaled $1.15 billion and represented 7% of Crestar's total loan portfolio.
   Excluding the impact of bank card loans, net loan charge-offs were $17.0 million in 1997, versus $18.4 million in 1996. Net recoveries were recorded in 1997 and 1996 in the commercial and real estate-income property loan categories. Instalment loan net charge-offs totaled $17.2 million for 1997, down from $19.1 million in 1996. Net charge-offs in Crestar's real estate-mortgage portfolio were $2.5 million in 1997, compared to $1.9 million in 1996. For the year ended December 31, 1997, instalment loan charge-offs as a percentage of instalment loans outstanding were 0.39%. Real estate - mortgage loan charge-offs as a percentage of such loans outstanding during 1997 were 0.08%.

  Management's Discussion
Crestar Financial Corporation And Subsidiaries
   Total credit costs in 1996 of $102.8 represented an increase of $40.1 million from total credit costs recorded in 1995. Crestar experienced an increase in provision for loan losses of $29.6 million from 1995 to 1996. The increase reflected the performance of Crestar's bank card loan portfolio during the year, which was evidenced by high levels of loan charge-offs compared to prior years. Net loan charge-offs of $100.6 million in 1996 represented an increase of $35.2 million or 54% from 1995 levels. A sizable percentage of Crestar's bank card loan accounts began to reach a maturity level during 1995 and 1996, with net charge-off levels climbing from the levels experienced when the accounts were less than two years old from time of underwriting. Net charge-offs for bank card loans were $82.2 million for 1996, compared to $52.7 million in 1995.
   The allowance for loan losses at December 31, 1997 was $281 million, representing 1.79% of year-end loans, 326% of total nonperforming assets and 465% of total nonperforming loans. At December 31, 1996, the allowance for loan losses was $269 million, representing 1.91% of loans, 247% coverage of total nonperforming assets and 330% coverage of total nonperforming loans at that date. Improvement in the two coverage ratios was due to reductions in both nonperforming loans and nonperforming assets from 1996 levels, accompaned by an increased allowance for loan losses. Details of the activity in the allowance for loan losses for the past five years is shown in Table 16. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate.
   Although the allowance for loan losses is a general allowance applicable to all loan categories, the allocation provided in Table 16 is made to provide a general indication of the relative risk assessment of the components of the loan portfolio.

Nonperforming Assets
And Other Risk Elements
Nonperforming assets consist of nonaccrual loans, formally restructured loans and foreclosed properties. Generally, commercial and consumer real estate-mortgage loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid or full collection of all principal and interest is unlikely. Bank card loans are not placed in nonaccrual status, but are generally charged off when past due 180 days. If notification of bankruptcy has been received during the 180 day period, Crestar will seek repayment (reaffirmation) of the bank card loan through applicable bankruptcy laws. Any loan balance not specifically reaffirmed within 60 days of notification of bankruptcy is charged off. Instalment loans are generally placed in nonaccrual status when past due 120 days, with balances not supported by an assessment of collateral charged-off at that time. If well-secured, loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis.
   Using the Corporation's criteria for classification of nonperforming loans, loans that are both past due 90 days or more, but are deemed to be adequately secured and are in the near-term process of collection are not usually placed in nonaccrual status and, if not, are therefore excluded from the definition of nonperforming assets. As noted, the consumer loan charge-off policy does not require certain loans to be placed in nonaccrual status since active collection efforts are underway. Accruing loans past due 90 days or more, excluded from classification as nonperforming assets, totaled $68 million at December 31, 1997, with consumer loan balances representing over 90% of this balance (see Table 17). These loans are in the process of collection, with the intention of collecting all principal and interest due. Foreclosed properties represent properties acquired through legal foreclosure or similar proceedings.
   At December 31, 1997, nonperforming assets of $86.2 million were down $22.7 million or 21% from December 31, 1996. REDI nonperforming assets totaled $40.3 million and comprised 47% of total nonperforming assets at December 31, 1997. The REDI nonperforming asset balance reflects a decrease of $21.5 million, or 35%, from December 31, 1996. In addition, commercial loan nonperforming balances declined during the year, in part reflecting a strong economic environment in Crestar's market area during 1997. Instalment and real estate - mortgage loan categories of nonperforming assets were up slightly in comparison to balances at December 31, 1996, but as a percentage of outstanding loans show improvement over year-end 1996 levels. Foreclosed properties decreased $1.8 million or 6% from December 31, 1996 to December 31, 1997. The December 31, 1997 foreclosed properties balance of $25.7 million is net of a $13.2 million valuation allowance to address exposure to prevailing market and economic conditions on the marketability of the portfolio. The ratio of nonperforming assets to loans and foreclosed properties at December 31, 1997 was 0.55%, compared to 0.77% at December 31, 1996 and 0.92% at December 31, 1995.

Table 17    Nonperforming Assets(1) And Past Due Loans


December 31,
Dollars in thousands
Nonaccrual loans:                            1997           1996          1995          1994          1993
                                          -------       --------      --------      --------      --------
  Commercial                              $11,247       $ 20,348      $ 29,714      $ 39,943      $ 46,185
  Real estate - income property             6,412         22,624        28,366        28,193        31,256
  Real estate - construction               14,239         10,368         6,096         8,624        12,782
  Instalment                                3,292          2,895         5,883         5,878         6,810
  Real estate - mortgage                   25,310         25,208        19,925        13,532        14,326
-----------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                 60,500         81,443        89,984        96,170       111,359
Restructured loans                              -              -             -         8,339         3,208
-----------------------------------------------------------------------------------------------------------
    Total nonperforming loans(1)           60,500         81,443        89,984       104,509       114,567
Foreclosed properties - net                25,731         27,515        39,054        48,224        63,219
-----------------------------------------------------------------------------------------------------------
    Total nonperforming assets(1)         $86,231       $108,958      $129,038      $152,733      $177,786
===========================================================================================================
Nonperforming assets1 to:
  Loans and foreclosed properties - net       .55%           .77%          .92%         1.15%         1.66%
  Total assets                                .35            .48           .58           .76           .94
Allowance for loan losses to:
  Nonperforming assets(1)                     326            247           213           174           143
  Nonperforming loans(1)                      465            330           305           254           222
Allowance for loan losses plus
  shareholders' equity to
  nonperforming assets(1)                   27.15x         18.80x        15.96x        12.22x         9.93x
===========================================================================================================
Accruing loans past due 90 days:
  Commercial                              $ 3,524        $ 9,480       $ 6,111       $ 1,626       $ 2,185
  Real estate - income property             1,750            503         3,712         1,618         7,931
  Real estate - construction                  216              -           926           198           197
  Instalment:
    Student                                25,742         21,614         9,101        14,705         7,879
    Other                                   6,886          7,587         4,689         1,552         2,051
  Bank card                                24,126         25,573        20,680        10,868         6,418
  Real estate - mortgage                    6,023          7,117        10,304         5,920         2,809
-----------------------------------------------------------------------------------------------------------
    Total accruing loans past due
      90 days:                            $68,267       $ 71,874      $ 55,523      $ 36,487      $ 29,470
===========================================================================================================

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At December 31, 1997, potential problem loans that are not included in Table 17 as nonperforming or past due loans amounted to $77 million. Of this balance, over 90% percent represent commercial or commercial real estate-income property related credits. In addition, $7 million of standby letters of credits in various industries were being monitored at December 31, 1997. Depending on changes in the economy and other future events, these loans and others not presently identified could be classified as nonperforming assets in the future. Potential problem loans were $153 million at December 31, 1996. There are no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed above, that either (i) represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources or
(ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

Management's Discussion
Crestar Financial Corporation And Subsidiaries

Table 18    Nonaccrual Loans As A Percent Of Loan Category(1)

December 31,                               1997           1996           1995          1994           1993
Commercial                                   .2%            .5%            .8%          1.0%           1.3%
Real estate - income property                .5            1.8            2.3           2.6            3.0
Real estate - construction                  3.7            3.3            1.5           2.2            2.9
Instalment                                   .1             .1             .2            .2             .3
Real estate - mortgage                       .8             .8             .6            .4             .7
-----------------------------------------------------------------------------------------------------------
  Total                                      .4%            .6%            .6%           .7%           1.0%
===========================================================================================================

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming

   Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended, requires that impaired loans within the scope of the accounting pronouncement be measured and reported on the basis of the present value of expected cash flows discounted at the loan's effective interest rate, or at the fair value of the loan's collateral if the loan is deemed collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Under SFAS 114, a creditor may use existing methods for recognizing interest income on an impaired loan. For Crestar's nonaccrual loans, including impaired loans, interest receipts are recognized as interest revenue, or are applied to principal when management believes the ultimate collectibility of principal is in doubt. At December 31, 1997, impaired loans of $14 million were included in the nonaccrual loan balances of Crestar. The balance of impaired loans at December 31, 1996 totaled $29.8 million. Because the majority of loans deemed impaired during 1997 and 1996 were collateral dependent, valuations of impaired loans did not vary materially from the values previously assigned to this population of loans.
   The market area for the Corporation, which operates primarily in Virginia, Maryland and the District of Columbia, has historically had a higher per capita income level than the national level, and generally exhibited stable employment during the past year. As a provider of credit to both commercial and consumer customers, Crestar's future financial results can be impacted by significant changes in the regional and national economy.
   Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and information processing when the year 2000 begins. An assessment of needed changes was completed by a corporate-wide task force, led by Crestar's Technology and Operations Group, with representation from all major business segments. The task force continues to monitor Crestar's progress, in addition to communicating with external service providers and selected customers to ensure they are taking appropriate actions to address date recognition issues. A combination of internal and external resources are being used to implement the needed changes to the Corporation's many different information systems. Some of the necessary changes in Crestar's computer code have been made during the course of normal maintenance. Other changes will necessitate re-writing of computer code, which will be completed in 1998. The total cost for this conversion and testing process is estimated to be between $22 and $27 million. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the applicable assets. However, the majority of costs will be expensed as incurred, in compliance with generally accepted accounting principles. Expenses of between $12 million and $15 million are expected to be incurred in 1998. During 1997, Crestar incurred $5.3 million in noninterest expenses related to the year 2000 project.

New Accounting Standards
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which will be effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) within the Corporation's consolidated financial statements. Generally, comprehensive income includes net income along with other transactions not typically recorded as a component of net income, including changes in unrealized gains and losses on securities available for sale. SFAS 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a consolidated financial statement. The provisions of this statement are effective with 1998 interim reporting. The disclosure requirements will have no impact on financial position or results of operations.

   The FASB has also issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for determining a company's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 will be effective for financial statements for fiscal years beginning after December 15, 1997. However, SFAS 131 is not required to be applied for interim reporting in the initial year of application. Crestar expects to comply fully with the requirements by year-end 1998.

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

   Information contained in "Management's Discussion and Analysis of Operations and Financial Condition" may contain forward-looking statements with respect to Crestar Financial Corporation's financial condition and results of operations. These forward looking statements may involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, an increase in competitive pressures in the banking industry, economic conditions on both a regional and national basis, adverse technological change, changes in the interest rate environment or the Corporation's interest rate risk position, and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. It is important to note that the actual results may differ materially from those projected in forward-looking statements.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries

Dollars in thousands, except share data
                                                                                       December 31,
                                                                             -----------------------------
                                                                                    1997              1996
Assets          Cash and due from banks                                      $ 1,175,314       $ 1,105,036
                Securities held to maturity (note 3)                             626,716           967,510
                Securities available for sale (note 4)                         3,839,006         4,318,349
                Money market investments (note 5)                              1,431,790           745,672
                Mortgage loans held for sale                                     964,697           658,838
                Loans (notes 6, 11, 13, 20):
                  Business Loans:
                    Commercial                                                 4,666,505         4,002,574
                    Real estate - income property                              1,254,079         1,242,097
                    Real estate - construction                                   381,413           314,016
                  Consumer Loans:
                    Instalment                                                 4,846,857         4,060,174
                    Bank card                                                  1,153,937         1,422,934
                    Real estate - mortgage                                     3,374,199         3,007,910
                ------------------------------------------------------------------------------------------
                       Total Loans                                            15,676,990        14,049,705
                    Less: Allowance for loan losses (note 7)                    (281,394)         (268,868)
                ------------------------------------------------------------------------------------------
                      Loans - net                                             15,395,596        13,780,837
                ------------------------------------------------------------------------------------------
                Premises and equipment - net (notes 8 and 12)                    486,111           435,316
                Intangible assets - net                                          197,420           180,420
                Foreclosed properties - net (notes 6 and 9)                       25,731            27,515
                Other assets                                                     786,135           642,448
                ------------------------------------------------------------------------------------------
                      Total Assets (note 21)                                 $24,928,516       $22,861,941
==========================================================================================================
Liabilities     Demand deposits                                              $ 3,540,340       $ 3,352,921
                Interest-bearing demand deposits                               6,257,114         5,913,373
                Regular savings deposits                                       1,448,589         1,620,925
                Domestic time deposits                                         4,191,151         4,643,409
                Certificates of deposit $100,000 and over                        932,058           140,582
                ------------------------------------------------------------------------------------------
                      Total deposits                                          16,369,252        15,671,210
                Short-term borrowings (note 11)                                4,789,045         4,116,051
                Other liabilities                                                879,073           435,834
                Long-term debt (note 12)                                         831,383           859,336
                ------------------------------------------------------------------------------------------
                      Total Liabilities (note 21)                             22,868,753        21,082,431
----------------------------------------------------------------------------------------------------------
Shareholders'   Preferred stock. Authorized 2,000,000 shares; none issued              -                 -
Equity          Common stock, $5 par value. Authorized 200,000,000 shares;
                  outstanding 111,420,187 in 1997; 109,869,886 in 1996           557,101           549,350
                Capital surplus                                                  340,623           227,079
                Retained earnings                                              1,162,767         1,024,365
                Net unrealized loss on securities available for sale
                  (notes 4 and 10)                                                  (728)         (21,284)
                ------------------------------------------------------------------------------------------
                      Total Shareholders' Equity (notes 12, 13, and 15)        2,059,763         1,779,510
                Commitments and contingencies (notes 8 and 20)
                ------------------------------------------------------------------------------------------
                      Total Liabilities And Shareholders' Equity             $24,928,516       $22,861,941
=============================================================================================================
See accompanying notes to consolidated financial statements.




Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                                     Years Ended December 31,
                                                              ---------------------------------------------
                                                                    1997              1996            1995
Income          Interest and fees on loans                    $1,228,108        $1,178,236      $1,181,048
From            Interest on securities held to maturity           43,088            61,770         129,242
Earning         Interest and dividends on securities available
Assets            for sale                                       230,628           242,486         133,290
                Income on money market investments                21,682            17,875          20,178
                Interest on mortgage loans held for sale          52,078            63,012          28,145
                ------------------------------------------------------------------------------------------
                  Total income from earning assets             1,575,584         1,563,379       1,491,903
                ------------------------------------------------------------------------------------------
Interest        Interest-bearing demand deposits                 176,488           171,109         180,600
Expense         Regular savings deposits                          37,997            43,850          51,368
                Domestic time deposits                           212,480           259,971         257,418
                Certificates of deposit $100,000 and over         51,501            27,843           3,915
                ------------------------------------------------------------------------------------------
                  Total interest on deposits                     478,466           502,773         493,301
                Short-term borrowings                            158,819           144,797         133,709
                Long-term debt                                    62,001            49,499          50,038
                ------------------------------------------------------------------------------------------
                  Total interest expense                         699,286           697,069         677,048
----------------------------------------------------------------------------------------------------------
Net Credit      Net Interest Income                              876,298           866,310         814,855
Income          Provision for loan losses (note 7)               108,097            95,890          66,265
                ------------------------------------------------------------------------------------------
                  Net Credit Income                              768,201           770,420         748,590
----------------------------------------------------------------------------------------------------------
Noninterest     Service charges on deposit accounts              126,105           114,249         109,264
Income          Trust and investment advisory income              74,421            65,939          59,841
                Bank card-related income                          41,972            52,088          49,935
                Other income (note 17)                           173,613            97,516         103,095
                Securities gains (losses) (note 4)                 5,328             3,393          (2,067)
                ------------------------------------------------------------------------------------------
                  Total noninterest income                       421,439           333,185         320,068
----------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                              1,189,640         1,103,605       1,068,658
----------------------------------------------------------------------------------------------------------
Noninterest     Personnel expense (notes 14, 15 and 16)          390,646           397,448         388,542
Expense         Occupancy expense - net                           60,016            64,450          62,851
                Equipment expense                                 41,400            38,479          37,916
                Other expense (note 18)                          222,195           279,969         228,890
                ------------------------------------------------------------------------------------------
                  Total noninterest expense                      714,257           780,346         718,199
----------------------------------------------------------------------------------------------------------
Net Income      Income before income taxes                       475,383           323,259         350,459
                Income tax expense (note 10)                     165,575           104,988         134,572
                ------------------------------------------------------------------------------------------
                Net income                                     $ 309,808         $ 218,271       $ 215,887
=============================================================================================================
Earnings Per Share
                Basic                                             $ 2.80            $ 1.97          $ 1.95
                Diluted                                             2.77              1.95            1.92
=============================================================================================================
See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries

In thousands                                                             Years Ended December 31,
                                                                ---------------------------------------------
                                                                         1997           1996          1995
Operating       Net Income                                          $ 309,808      $ 218,271     $ 215,887
Activities      Adjustments to reconcile net income to net
                  cash provided (used) by operating activities:
                    Provisions for loan losses, foreclosed
                      properties and other losses                     108,097        100,540        65,068
                    Depreciation and amortization of premises
                      and equipment                                    48,472         46,719        46,948
                    Amortization of intangible assets                  17,147         16,673        15,416
                    Deferred income tax expense (benefit)              13,705         (4,826)        8,363
                    Gain on sale of merchant card processing          (17,325)             -             -
                    Net gain on sales of loans and other assets       (42,189)       (18,739)      (11,561)
                    Origination and purchase of loans held for
                     sale                                          (4,019,616)    (4,204,696)   (2,854,956)
                    Proceeds from sales of loans held for sale      3,714,462      4,234,076     2,392,666
                    Net increase in accrued interest receivable,
                      prepaid expenses and other assets               (71,906)       (56,105)      (13,998)
                    Net increase in accrued interest payable,
                      accrued expenses and other liabilities           50,175         77,350        18,190
                    Other, net                                         16,915          8,434         1,884
                ------------------------------------------------------------------------------------------
                Net cash provided (used) by operating activities      127,745        417,697      (116,093)
----------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities
Activities        held to maturity                                    354,860        413,760       443,674
                Proceeds from maturities and calls of securities
                  available for sale                                  463,671      2,110,023       550,384
                Proceeds from sales of securities available for
                 sale                                               3,735,373      4,349,327     1,937,661
                Purchases of securities held to maturity              (12,587)      (276,492)      (70,242)
                Purchases of securities available for sale         (3,101,100)    (7,207,722)   (2,709,418)
                Net increase in money market investments             (686,583)      (228,980)      (60,053)
                Principal collected on non-bank subsidiary loans       42,373         71,013        21,636
                Loans originated by non-bank subsidiaries             (88,417)      (286,615)     (164,147)
                Proceeds from sales of loans                          805,662        199,038        73,306
                Net increase in other loans                          (614,871)      (307,758)     (157,961)
                Purchases of premises and equipment                   (98,695)       (72,861)      (57,617)
                Proceeds from sales of foreclosed properties, mortgage
                  servicing rights and merchant card processing        67,141         37,325        64,620
                Purchases of net assets of financial institutions     (11,598)       138,628       144,875
                Purchases of loans and loan portfolios             (1,611,867)             -             -
                Proceeds from sales of branch deposits and premises         -         (7,837)      (91,861)
                Other, net                                            (35,536)       (28,747)      (16,864)
                ------------------------------------------------------------------------------------------
                Net cash used by investing activities                (792,174)    (1,097,898)      (92,007)
----------------------------------------------------------------------------------------------------------
Financing       Net increase (decrease) in demand, interest-bearing
Activities        demand and regular savings deposits                 261,902       (140,758)     (214,450)
                Net increase (decrease) in certificates of deposit    126,326       (626,637)      427,435
                Net increase in short-term borrowings                 570,894      1,297,730       345,552
                Proceeds from issuance of long-term debt                3,389             63         8,626
                Proceeds from issuance of preferred stock by subsidiary     -        200,000             -
                Principal payments on long-term debt                  (69,817)       (65,374)      (82,447)
                Cash dividends paid                                  (130,671)       (98,660)      (87,031)
                Common stock purchased and retired                    (84,845)       (98,823)      (82,144)
                Proceeds from the issuance of common stock             57,693         34,537        30,428
                Other, net                                               (164)        (2,086)            -
                ------------------------------------------------------------------------------------------
                Net cash provided by financing activities             734,707        499,992       345,969
----------------------------------------------------------------------------------------------------------
Cash And        Increase (decrease) in cash and cash equivalents       70,278       (180,209)      137,869
Cash            Cash and cash equivalents at beginning of year      1,105,036      1,285,245     1,147,376
-------------------------------------------------------------------------------------------------------------
Equivalents     Cash and cash equivalents at end of year          $ 1,175,314    $ 1,105,036   $ 1,285,245
=============================================================================================================

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

                                                                                Net Unrealized
                                             Common Stock                       Gain (Loss) On
                                        ------------------                          Securities
                                                              Capital    Retained    Available
In thousands, except per share data     Shares     Amount     Surplus     Earnings   For Sale        Total
Balance, December 31, 1994              54,978   $274,890    $392,169    $ 973,872   $(39,393)  $1,601,538
Net Income                                   -          -           -      215,887          -      215,887
Cash dividends declared on
  common stock ($.875 per share)             -          -           -      (87,031)         -      (87,031)
Change in net unrealized loss on securities
  available for sale (notes 4, 10)           -          -           -            -     52,621       52,621
Common stock purchased and
  retired                               (1,765)    (8,825)          -      (73,319)         -      (82,144)
Common stock issued:
  For acquisition of financial
    institutions                         1,318      6,589      45,973            -          -       52,562
  For dividend reinvestment plan           376      1,881      14,792            -          -       16,673
  For thrift and profit sharing plan       231      1,156       7,967            -          -        9,123
  For other stock compensation plans        10         50         387            -          -          437
  Upon exercise of stock options
    (including tax benefit of $1,290)      234      1,171       4,751            -          -        5,922
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995              55,382   $276,912    $466,039   $1,029,409    $13,228   $1,785,588
Net Income                                   -          -           -      218,271          -      218,271
Cash dividends declared on
  common stock ($1.275 per share)            -          -           -     (133,002)         -     (133,002)
Change in net unrealized gain on
  securities available for sale (notes 4, 10)-          -           -            -    (34,512)     (34,512)
Common stock purchased and
  retired                               (1,702)    (8,510)          -      (90,313)         -      (98,823)
Cash paid in lieu of fractional shares      (1)        (8)        (78)           -          -          (86)
Common stock issued:
  For dividend reinvestment plan           357      1,783      17,799            -          -       19,582
  For thrift and profit sharing plan       119        593       6,010            -          -        6,603
  For other stock compensation plans        19         97         868            -          -          965
  For two-for-one split
    in the form of a stock dividend     54,935    274,675    (274,675)           -          -            -
  Upon exercise of stock options
    (including tax benefit of $6,572)      761      3,808      11,116            -          -       14,924
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996             109,870   $549,350    $227,079   $1,024,365   $(21,284)  $1,779,510
Net Income                                   -          -           -      309,808          -      309,808
Cash dividends declared on
  common stock ($.87 per share)              -          -           -      (96,329)         -      (96,329)
Change in net unrealized loss on
  securities available for sale (notes 4, 10)-          -           -            -     20,556       20,556
Common stock purchased and
  retired                               (1,954)    (9,768)          -      (75,077)         -      (84,845)
Cash paid in lieu of fractional shares      (5)       (24)       (140)           -          -         (164)
Common stock issued:
  For acquisition of financial
    institution                          1,236      6,179      56,453            -          -       62,632
  For dividend reinvestment plan           733      3,665      25,820            -          -       29,485
  For thrift and profit sharing plan       295      1,474      10,573            -          -       12,047
  For other stock compensation plans        73        364       1,907            -          -        2,271
  Upon exercise of stock options
    (including tax benefit of $8,631)    1,172      5,861      18,931            -          -       24,792
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             111,420   $557,101    $340,623   $1,162,767     $ (728)  $2,059,763
=============================================================================================================
See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation and Subsidiaries


(1) Nature Of Operations, Use Of
Estimates And Accounting Policies
Crestar Financial Corporation and Subsidiaries (Crestar or the Corporation) provide banking and non-banking financial services throughout Virginia, Maryland and Washington, DC, which compose Crestar's primary market area. Through a network of 566 banking locations and 613 automated teller machines, Crestar provides a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards and international banking services. These services are offered through a single bank subsidiary. Other financial services are provided through non-bank subsidiaries. Mortgage loan origination, servicing and wholesale mortgage lending are offered by Crestar Mortgage Corporation, and Crestar Asset Management Company provides asset management investment advisory services. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Crestar Leasing Corporation provides equipment leasing services. Securities brokerage and investment banking services are offered by Crestar Securities Corporation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying footnotes.
Actual results could differ from those estimates.

The accounting and reporting policies of Crestar conform to generally accepted accounting principles and to general practice within the banking and financial institutions industry. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 presentation. The following is a summary of significant policies:

(a) Principles Of Consolidation
The consolidated financial statements of Crestar include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the condensed financial statements of Crestar Financial Corporation (Parent), the investments in subsidiaries are stated at equity in the net assets of such subsidiaries (note
19).

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

(c) Securities
Securities are classified as either securities held to maturity, securities available for sale or trading securities. Securities held to maturity are carried at amortized cost, as the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities are carried at estimated fair value as they are intended to be sold in the near term; trading securities are classified as money market investments on the accompanying consolidated balance sheets. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at estimated fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Quoted market prices are used to determine estimated fair value.

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

(d) Money Market Investments
Money market investments are stated at cost, which approximates market value, except for trading securities, which are carried at market value. Trading securities primarily include U.S. Treasury and municipal debt obligations. Trading securities may include positions in derivative financial instruments such as futures contracts and purchased options. Adjustments to market and trading account gains and losses are classified as other income in the accompanying consolidated statements of income. Trading account interest and dividend income are included in income on money market investments.

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

Interest receipts on nonaccrual loans are recognized as interest revenue or are applied to principal when management believes the ultimate collectibility of principal is in doubt. Generally, business and consumer real estate-mortgage loans are placed in nonaccrual status when principal or interest is 90 days or more past due, or earlier if it is known or expected that interest will not be paid, or full collection of all principal and interest is unlikely, based upon an evaluation of the financial strength of the borrower and the net realizable value of the collateral. Bank card loans are not placed in nonaccrual status, but are generally charged off when past due 180 days. If notification of bankruptcy has been received during the 180 day period, Crestar will seek repayment (reaffirmation) of the bank card loan through applicable bankruptcy laws. Any loan balance not specifically reaffirmed within 60 days of notification of bankruptcy is charged off. Instalment loans are generally placed in nonaccrual status when past due 120 days, with balances not supported by an assessment of collateral charged-off at that time. If well secured, loans may be restructured as to rate, maturity or other terms as determined on an individual credit basis. Past due loans are loans which are delinquent 90 days or more but which are currently not in nonaccrual status based on accounting and collectibility criteria.

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

(h) Allowance For Loan Losses
Both the amount of the provision and the level of the allowance for loan losses are effected by many factors, including general economic conditions, actual and expected credit losses, loan performance measures, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluation of the current level of the allowance. Individual loan-by-loan reviews are performed quarterly on large commercial and real estate exposures in the lower quality risk ratings categories. For the remainder of the portfolio, a formula-based approach is utilized. The formula is designed to cover inherent loss in that portion of the loan portfolio not subject to specific review. The formula may be adjusted for changes in the subjective factors listed above. Loan loss allowances for the consumer loan portfolio are also based on historical and anticipated losses and the current and projected characteristics of the different types of consumer loans. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors on a quarterly basis.

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


(j) Intangible Assets
Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $197,049,000 and $179,993,000 at December 31, 1997 and 1996,
respectively, and favorable lease rights of $371,000 and $427,000, respectively. Accumulated amortization of goodwill was $81,302,000 and $67,174,000 at December 31, 1997 and 1996, respectively. Goodwill is amortized on a straight-line basis over 15 years. Deposit base intangibles are amortized over the estimated lives of the related deposit relationships, ranging from 8 to 15 years.

(k) Capitalized Mortgage Servicing Rights
Mortgage servicing rights are accounted for under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), which became effective January 1, 1997. SFAS 125, which is applied prospectively from its effective date, does not significantly change Crestar's accounting for mortgage loan servicing rights. The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of mortgage servicing rights is determined by reference to recent trades of comparable servicing rights, or is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved.

For the purpose of evaluating and measuring impairment, capitalized mortgage servicing rights are stratified according to the predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each stratum based on any excess of the amount capitalized, net of amortization, over fair value. Fair value in excess of the amount capitalized, net of amortization, is not recognized. Crestar performs an impairment analysis based on whether the mortgage servicing rights relate to conventional or government guaranteed residential mortgage loans, fixed or floating rate residential mortgage loans, and loans stratified between below market rates and all other interest rates.

Capitalized mortgage servicing rights of $63,864,000 and $53,392,000 at December 31, 1997 and 1996, respectively, were included in other assets in the accompanying consolidated balance sheets. Mortgage servicing rights of $50 million and $38 million were purchased or originated during 1997 and 1996, respectively. At December 31, 1997, capitalized mortgage servicing rights were net of a related valuation allowance of $538,000. The activity in such valuation allowance, which was unchanged from December 31, 1996 had a balance of $456,000 at December 31, 1995, was not material to the consolidated financial statements for 1997, 1996 and 1995. The fair value of capitalized mortgage servicing rights was approximately $89 million at December 31, 1997. Such fair value was estimated using a discounted cash flow method, with discount rates based on secondary market sources, adjusted for prepayment estimates and differences in serving and credit costs. Amortization expense for capitalized mortgage servicing rights totaled $13.1 million, $10.2 million and $6.7 million in 1997, 1996 and 1995, respectively.

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

During 1997, 1996 and 1995 the Corporation purchased and retired 1,954,000, 3,404,000 and 3,530,200 shares of common stock at an average cost of $43.43, $29.03 and $23.27 per share, respectively. No shares were beneficially owned by a subsidiary.

(o) Earnings Per Share
Effective December 31, 1997 Crestar adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This Statement supersedes APB Opinion No. 15 (Opinion 15), "Earnings Per Share," and replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Contingently issuable shares are included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised. Contingently issuable shares are included in the computation of diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. All prior-period EPS data has been restated to reflect the provisions of SFAS 128.

Average common and common equivalent shares used in the determination of earnings per share were:

==================================================
In thousands              1997       1996     1995
--------------------------------------------------
Weighted average
  common shares        110,591    110,537  110,986
Basic shares
  contingently issuable     27         23        -
--------------------------------------------------
Basic common
  shares               110,618    110,560  110,986
Dilutive shares
  contingently issuable     35         71        -
Dilutive stock
  options                1,276      1,406    1,446
--------------------------------------------------
Diluted common
  shares               111,929    112,037  112,432

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

Upon early termination of derivative instruments which otherwise meet accrual criteria, the net proceeds received or paid are deferred, if material, and amortized to the interest income or expense of the related asset or liability over the lesser of the remaining contractual life of the instrument or the maturity of the related asset or liability. At December 31, 1997 Crestar had a deferred gain of $4.2 million included in other assets in the accompanying consolidated balance sheets arising from the early termination of interest rate floors in the fourth quarter of 1997. At termination, such floors qualified for accrual accounting and had a weighted-average remaining maturity of approximately 3.4 years, which represents the amortization period of the resulting deferred gain. Approximately 47% of this deferred gain is being amortized as an increase to interest income on real estate mortgage loans: approximately 53% is being amortized as a reduction of interest expense on domestic time deposits. At December 31, 1996 there were no deferred gains or losses in the accompanying consolidated balance sheets arising from the early termination of instruments otherwise qualifying for accrual accounting.

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

(2) Mergers And Acquisitions
On November 13, 1997, Crestar acquired American National Bancorp, Inc. (American National) for a purchase price of $14 million in cash and 1.236 million shares of common stock having a combined value of $77 million. American National, which operated American National Savings Bank with headquarters in Baltimore, Maryland, had approximately $500 million in assets, $340 million in loans and $310 million in deposits at date of acquisition. The excess of cost over the estimated fair value of the tangible net assets acquired was approximately $33 million. The acquisition of American National was accounted for as a purchase and, accordingly, the results of operations since the date of acquisition are included in the accompanying consolidated financial statements. The results of operations of American National for the periods prior to the purchase were not material to the results of Crestar.



On December 31, 1996 Crestar merged with Citizens Bancorp (Citizens), a bank holding company based in Laurel, Maryland, in a transaction accounted for as a pooling of interests business combination. Accordingly, historical financial data for periods before the merger have been restated to include the combined results of both Crestar and Citizens. Approximately 25.3 million shares of common stock were issued by Crestar to the former shareholders of Citizens. Citizens had total assets of approximately $4.1 billion at the date of acquisition. Excluding the impact of $32.5 million (after-tax) in merger related expenses, Citizens had net income of $43.4 million, and Crestar had net income of $207.4 million, on a pre-merger basis for the year ended December 31, 1996. Net interest income for the year ended December 31, 1996, on a pre-merger basis, was $142.3 million for Citizens and $724.0 million for Crestar.

Net interest income, net income and net income per share amounts for Crestar and Citizens for the year ended December 31, 1995, prior to restatement for the pooling of interests merger, are presented below:

====================================================
In millions, except per share amounts
Year ended December 31,1995

Crestar Financial Corporation
  Net interest income                        $679.4
  Net income                                  179.8
  Net income per common share                  2.06

Citizens Bancorp                              135.5
  Net income                                   36.1
 Net income per
    Citizens common share                      2.40

Combined Crestar
  Financial Corporation
    Net interest income                       814.9
    Net income                                215.9
    Net income per diluted
      common share                             1.92
=====================================================

On December 31, 1995 Crestar merged with Loyola Capital Corporation (Loyola), a savings bank holding company based in Baltimore, Maryland. The merger with Loyola was also accounted for as pooling of interests business combination, and historical financial data for periods before the merger were restated at that time to include the combined results of Crestar and Loyola. Approximately 10.4 million shares of common stock were issued by Crestar to the former shareholders of Loyola. Loyola had total assets of approximately $2.5 billion at the date of merger. Excluding the impact of $29.3 million (after-tax) in merger related expenses, and the subsequent restatement of results for the Citizens pooling of interests merger, Loyola had net income of approximately $19.1 million and Crestar had net income of approximately $189.9 million, on a pre-merger basis, for the year ended December 31, 1995. Net interest income for the year ended December 31, 1995, on a pre-merger basis, was $71.3 million for Loyola and $608.1 million for Crestar.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries


(3) Securities Held To Maturity
The amortized cost (carrying values) and estimated fair values of securities held to maturity at December 31 follow:

=============================================================================================================
                                                      Amortized      Unrealized   Unrealized        Market
In thousands                                                Cost          Gains       Losses         Value
1997
U.S. Treasury and Federal agencies                     $197,006         $1,045         $ 727      $197,324
Mortgage-backed obligations of Federal agencies         380,207          4,523         1,241       383,489
Other taxable securities                                  2,938              4             7         2,935
States and political subdivisions                        46,565          1,206            28        47,743
----------------------------------------------------------------------------------------------------------
  Total                                                $626,716         $6,778        $2,003      $631,491
----------------------------------------------------------------------------------------------------------
1996
U.S. Treasury and Federal agencies                     $237,942           $733        $2,300      $236,375
Mortgage-backed obligations of Federal agencies         638,843          3,529         3,602       638,770
Other taxable securities                                 13,119             37            11        13,145
States and political subdivisions                        77,606          1,018           164        78,460
----------------------------------------------------------------------------------------------------------
  Total                                                $967,510         $5,317        $6,077      $966,750
==========================================================================================================

The stated maturities of securities held to maturity at
December 31, 1997 follow:
==========================================================================================================
                                                                                   Amortized        Market
In thousands                                                                            Cost         Value
Due in one year or less                                                             $105,070      $104,779
Due after one year through five years                                                122,506       123,733
Due after five years through ten years                                               155,498       157,662
Due after ten years                                                                  243,642       245,317
----------------------------------------------------------------------------------------------------------
  Total                                                                             $626,716      $631,491
==========================================================================================================

At December 31, 1997 and 1996 securities held to maturity with an aggregate carrying value of $572.7 million and $418.5 million, respectively, were pledged to secure deposits and for other purposes.


(4) Securities Available For Sale
The amortized cost and estimated fair values (carrying values) of securities available for sale at December 31 follow:

===========================================================================================================
                                                      Amortized     Unrealized    Unrealized        Market
In thousands                                               Cost          Gains        Losses         Value
1997
U.S. Treasury and Federal agencies                    $ 217,241          $ 938       $ 1,063     $ 217,116
Mortgage-backed obligations of Federal agencies       2,594,911         11,946        17,667     2,589,190
Other taxable securities                                785,872          3,962         1,000       788,834
Common and preferred stocks                             242,566          1,300             -       243,866
-----------------------------------------------------------------------------------------------------------
  Total                                              $3,840,590        $18,146       $19,730    $3,839,006
-----------------------------------------------------------------------------------------------------------
1996
U.S. Treasury and Federal agencies                    $ 823,118          $ 203       $ 5,141     $ 818,180
Mortgage-backed obligations of Federal agencies       2,849,724         12,310        39,808     2,822,226
Other taxable securities                                468,094          1,953         2,347       467,700
Common and preferred stocks                             210,203             40             -       210,243
-----------------------------------------------------------------------------------------------------------
  Total                                              $4,351,139        $14,506       $47,296    $4,318,349
===========================================================================================================

The stated maturities of securities available for sale at December 31, 1997 follow:

===========================================================================================================
                                                                                   Amortized        Market
In thousands                                                                            Cost         Value
Due in one year or less                                                            $ 285,563     $ 286,479
Due after one year through five years                                                473,157       471,280
Due after five years through ten years                                             1,052,443     1,057,073
Due after ten years                                                                1,786,861     1,780,308
-----------------------------------------------------------------------------------------------------------
                                                                                   3,598,024     3,595,140
Common and preferred stocks                                                          242,566       243,866
-----------------------------------------------------------------------------------------------------------
  Total                                                                           $3,840,590    $3,839,006
===========================================================================================================

At December 31, 1997 and 1996, securities available for sale with an aggregate carrying value of $1.8 billion and $1.9 billion, respectively, were pledged to secure deposits and for other purposes.

Proceeds from sales of securities available for sale were $3.7 billion in 1997, $4.3 billion in 1996 and $1.9 billion in 1995. Gross gains of approximately $9.9 million, $12.7 and $5.3 million and gross losses of approximately $4.6 million, $9.3 million and $7.4 million were realized on such sales during 1997, 1996 and 1995, respectively.

(5) Money Market Investments
Money market investments at December 31 included:

==========================================================================================================
In thousands                                                                            1997          1996
Federal funds sold                                                                 $ 257,440      $178,120
Securities purchased under agreements to resell                                      990,000       417,000
Time deposits                                                                        150,042       125,041
U.S. Treasury                                                                          8,363         5,802
Trading account securities                                                             6,839         7,563
Other                                                                                 19,106        12,146
----------------------------------------------------------------------------------------------------------
  Total money market investments                                                  $1,431,790      $745,672
==========================================================================================================

(6) Nonperforming Assets And Impaired Loans
Nonperforming assets at December 31 are shown below. Nonperforming assets include nonaccrual loans, loans which meet the accounting definition of a troubled debt restructuring (restructured loans) and foreclosed properties. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more, excluded from the amounts shown below, totaled $68.3 million and $71.9 million at December 31, 1997 and 1996, respectively.

========================================================================
In thousands                                         1997          1996
Nonaccrual loans                                  $60,500      $ 81,443
Foreclosed properties - net                        25,731        27,515
------------------------------------------------------------------------
  Total nonperforming assets                      $86,231      $108,958
========================================================================
Average nonperforming loans for the year          $66,400      $ 82,700
========================================================================
Average nonperforming assets for the year         $95,200      $117,700
========================================================================

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

Transfers from nonaccrual loans to foreclosed properties (non-cash additions) were $8.4 million, $7.9 million and $14.6 million in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996 loans accounted for as restructured loans, included in nonaccrual loans, totaled $1.2 million and $17.4 million, respectively. Nonaccrual loans are classified as loans in the accompanying consolidated balance sheets.

The aggregate recorded investment in nonperforming loans outstanding at December 31, 1997, 1996 and 1995, the pro forma interest income that would have been earned in 1997, 1996 and 1995 if such loans had not been classified as nonperforming, and the amount of interest income actually included in net interest income for such years follows:

=============================================================================================================
   In thousands                                      Nonperforming Loan Category
                              -------------------------------------------------------------------------------
                                           Real Estate-     Real Estate-
1997                         Commercial Income Property     Construction        All Other            Total
Recorded investment             $11,247          $6,412          $14,239          $28,602          $60,500
Pro forma interest                5,510           3,331            1,350              286           10,477
Interest earned                     166               -                -               87              253
-------------------------------------------------------------------------------------------------------------
1996
Recorded investment             $20,348         $22,624          $10,368          $28,103          $81,443
Pro forma interest                4,460           3,621            1,412              258            9,751
Interest earned                     279             583                -               38              900
-------------------------------------------------------------------------------------------------------------
1995
Recorded investment             $29,714         $28,366          $ 6,096          $25,808          $89,984
Pro forma interest                6,411           6,059            1,206            1,255           14,931
Interest earned                      58             240                7              221              526
=============================================================================================================

Included in Crestar's nonperforming loans above are certain impaired loans. Impaired loans and the allocated valuation allowance at December 31, 1997 and 1996 were $14.2 million with an allowance of $3.0 million and $29.8 million with an allowance of $5.4 million, respectively. All impaired loans had an allocated valuation allowance at December 31, 1997 and 1996. The allocated valuation allowance for impaired loans, and activity related thereto, is included in the allowance for loan losses (note 7).

Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at December 31, 1997 and 1996. The average recorded investment in impaired loans for the years ended December 31, 1997, 1996 and 1995 was $16.3 million, $34.4 million and $37.6 million, respectively. There was no material interest income recognized on impaired loans in 1997, 1996 and 1995.

(7) Allowance For Loan Losses
Transactions in the allowance for loan losses for the years ended December 31 were:

============================================================================================================
In thousands                                                              1997          1996          1995
Beginning balance                                                     $268,868      $274,430      $265,171
------------------------------------------------------------------------------------------------------------
Charge-offs                                                           (129,773)     (132,085)      (96,801)
Recoveries                                                              30,094        31,521        31,442
------------------------------------------------------------------------------------------------------------
  Net charge-offs                                                      (99,679)     (100,564)      (65,359)
Provision for loan losses                                              108,097        95,890        66,265
Allowance from acquisitions and other activity - net                     4,108          (888)        8,353
------------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                               12,526        (5,562)        9,259
------------------------------------------------------------------------------------------------------------
Ending balance                                                        $281,394      $268,868      $274,430
============================================================================================================

(8) Premises And Equipment
Premises and equipment at December 31 included:
=====================================================
   In thousands                    1997       1996
Land                           $ 64,646   $ 67,136
Buildings and improvements      372,305    386,215
Furniture, fixtures and
  equipment                     286,541    331,655
Capitalized leases
  Land and buildings              2,869      1,942
  Equipment                           -          -
Less: Accumulated deprecia-
  tion and amortization        (346,468)  (399,311)
-----------------------------------------------------
                                379,893    387,637
Construction in progress        106,218     47,679
-----------------------------------------------------
  Total premises and
    equipment - net            $486,111   $435,316
=====================================================

At December 31, 1997, future minimum lease payments under noncancelable capital and operating leases that have an initial term in excess of one year follow:

===================================================
                              Operating    Capital
In thousands                     Leases     Leases
1998                           $ 25,722      $ 885
1999                             22,071        350
2000                             17,708        337
2001                             13,934        321
2002                              9,684        249
Later years                      43,096        616
---------------------------------------------------
Total minimum lease
  payments                     $132,215     $2,758
Imputed interest (rates
  of 8 1/8 - 14 3/8%)                       (1,010)
---------------------------------------------------
Present value of net
  minimum lease payments
  (included in long-term debt)              $1,748
===================================================

Total minimum lease payments included in the preceding table have not been reduced by future minimum sublease rentals of $705,000.

Crestar owns and, along with its subsidiaries, is the principal tenant of the corporate headquarters building in Richmond, Virginia, the Crestar Mortgage Corporation headquarters building in Richmond, an operations center in Richmond, and regional office buildings in Roanoke and Norfolk, Virginia, Washington, DC, and Baltimore, Maryland. At December 31, 1997, Crestar had 566 banking locations, of which approximately 55% were owned facilities with the remainder as leased properties. Management considers these properties suitable and adequate for current operations.

During 1997, 1996 and 1995, Crestar capitalized interest of $3.1 million, $485,000, and $1.4 million, respectively, associated with construction in progress. Such capitalized interest is included as a reduction of interest expense on short-term borrowings in the consolidated statements of income. Lease expense relating to both cancelable and noncancelable operating lease agreements (including month-to-month rental agreements) is shown below. Customarily, these leases provide that the lessee pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.

===================================================
   In thousands           1997      1996      1995

Buildings              $26,815   $25,867   $26,414
Equipment                2,394     4,699     4,172
  Total lease expense  $29,209   $30,566   $30,586
===================================================

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(9) Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the years ended December 31 were:

==========================================================================================================
   In thousands                                                           1997          1996          1995
Beginning balance                                                      $18,449       $13,574       $22,463
----------------------------------------------------------------------------------------------------------
Provision for foreclosed properties                                          -         6,550        (2,119)
Write-downs                                                             (5,359)       (1,204)       (9,464)
Allowance from acquisitions - net                                          101          (471)        2,694
----------------------------------------------------------------------------------------------------------
  Net increase (decrease)                                               (5,258)        4,875        (8,889)
----------------------------------------------------------------------------------------------------------
Ending balance                                                         $13,191       $18,449       $13,574
==========================================================================================================

(10) Income Taxes
The current and deferred components of income tax expense allocated to continuing operations for the years ended December 31 in the accompanying consolidated statements of income were:

==========================================================================================================
In thousands                                                              1997          1996          1995
Current:
  Federal                                                             $145,790      $107,402      $118,226
  State and local                                                        6,080         2,412         7,983
----------------------------------------------------------------------------------------------------------
    Total current tax expense                                          151,870       109,814       126,209
----------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                               10,832        (6,290)        6,391
  State and local                                                        2,873         1,464         1,972
----------------------------------------------------------------------------------------------------------
    Total deferred tax expense (benefit)                                13,705        (4,826)        8,363
----------------------------------------------------------------------------------------------------------
Total income tax expense                                              $165,575      $104,988      $134,572
==========================================================================================================

In addition to the state and local income tax expense above, Crestar incurred Virginia bank franchise tax expense of $5.5 million, $6.1 million and $3.9 million in 1997, 1996 and 1995, respectively. This tax is imposed on banks in Virginia in lieu of income and personal property taxes. Crestar remits 80% of this tax to the Virginia municipalities in which it does business and the remaining 20% to the Commonwealth of Virginia.

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the years ended December 31 were:

==========================================================================================================
In thousands                                          1997                  1996                 1995
                                             -----------------      ------------------     ---------------
                                                 Amount      %         Amount      %        Amount       %
Income before income taxes                     $475,383              $323,259             $350,459
----------------------------------------------------------------------------------------------------------
Tax expense at statutory rate                   166,384   35.0        113,141   35.0       122,661    35.0
----------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
  Allowance for loan loss recapture                   -     .-         (8,694)  (2.6)        8,694     2.6
  Tax-exempt interest and dividends              (8,016)  (1.7)        (7,314)  (2.3)       (8,047)   (2.3)
  Nondeductible interest expense                  1,841     .4          1,079     .3           807      .2
  Amortization of goodwill                        4,214     .9          4,146    1.3         3,928     1.1
  State income taxes                              5,820    1.2          1,866     .6         7,138     2.0
  Other - net                                    (4,668)  (1.0)           764     .2          (609)    (.2)
----------------------------------------------------------------------------------------------------------
    Total increase (decrease) in taxes             (809)   (.2)        (8,153)  (2.5)       11,911     3.4
----------------------------------------------------------------------------------------------------------
Total income tax expense                       $165,575   34.8       $104,988   32.5      $134,572    38.4
==========================================================================================================

The Corporation made income tax payments of $151.5, $114.1 million and $105.3 million during 1997, 1996 and 1995, respectively.

The sources and tax effects of temporary differences that gave rise to significant portions of deferred income tax assets (liabilities) at December 31 were:

==========================================================================================================
   In thousands                                                                         1997         1996
Deferred income tax assets:
  Allowance for loan losses                                                         $ 95,979      $ 85,797
  Intangible assets                                                                   19,670        16,211
  Compensation and employee benefits                                                  33,492        28,568
  Unrealized loss on securities available for sale                                       236        11,484
  Other                                                                               12,304         9,692
--------------------------------------------------------------------------------------------------------------
    Total deferred income tax assets                                                 161,681       151,752
--------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
  Premises and equipment                                                             (13,856)      (15,543)
  Loans                                                                              (12,324)       (5,091)
  Mortgage servicing                                                                 (11,953)       (9,462)
  Other                                                                               (4,142)       (4,697)
--------------------------------------------------------------------------------------------------------------
    Total deferred income tax liabilities                                            (42,275)      (34,793)
--------------------------------------------------------------------------------------------------------------
    Net deferred income tax asset                                                   $119,406      $116,959
==============================================================================================================

The net deferred income tax asset is included in other assets in the accompanying consolidated balance sheets. There was no valuation allowance relating to the net deferred tax asset at December 31, 1997 and 1996. Crestar has sufficient taxable income in the available carryback periods to realize all of its deferred income tax assets.

(11) Short-Term Borrowings
Short-term borrowings outstanding as of December 31 and their weighted average interest rates were:

===============================================================================================================
   In thousands                              1997                     1996                     1995
                                     --------------------     -------------------      ------------------------
                                         Amount     Rate          Amount     Rate          Amount     Rate
Federal funds purchased              $1,709,698     6.12%     $2,277,338     6.29%     $1,486,553     5.46%
Securities sold under repurchase
  agreements                            868,233     5.59         888,281     5.58         725,104     5.19
Federal Home Loan Bank borrowings       938,500     5.88         525,000     5.50         427,200     5.83
Term Federal funds purchased            675,000     5.75         175,000     5.41          50,000     5.41
U.S. Treasury demand notes              335,164     5.59               -        -               -       -
Notes payable                           260,225     5.30         248,194     5.26         181,125     4.92
  Other                                   2,225     5.14           2,238     6.23           1,539     2.91
---------------------------------------------------------------------------------------------------------------
  Total short-term borrowings        $4,789,045               $4,116,051               $2,871,521
===============================================================================================================

Federal funds purchased mature daily. Securities sold under repurchase agreements are due upon demand. Short-term Federal Home Loan Bank borrowings all mature within 365 days, with the majority maturing within one month. Term Federal funds purchased mature within 180 days. U.S. Treasury demand notes mature daily. Notes payable are due upon demand.

The Corporation is required to maintain as collateral for its Federal Home Loan Bank borrowings, including those classified as long-term obligations in note 12, real estate mortgage loans in an amount approximating 133% of the outstanding principal balance of the borrowings.

Crestar Bank, a wholly owned subsidiary of Crestar, had a $6.5 million unused committed Federal Home Loan Bank letter of credit outstanding at December 31, 1997. The Parent's unused committed lines of credit totaled $30 million at December 31, 1997.

Crestar paid $604.9 million, $647.8 million and $621.7 million in interest on deposits and short-term borrowings in 1997, 1996 and 1995, respectively.

Notes to Consolidated Financial Statements
Crestar  Financial  Corporation And  Subsidiaries

(12) Long-Term Debt
Long-term debt at December 31 included:

============================================================================================================
In thousands                                                                            1997          1996
Parent:
8 3/4% Subordinated notes due 2004                                                  $149,732      $149,693
8 1/4% Subordinated notes due 2002                                                   125,000       125,000
8 5/8% Subordinated notes due 1998                                                    49,997        49,987
------------------------------------------------------------------------------------------------------------
  Total Parent                                                                       324,729       324,680
4 - 8% Federal Home Loan Bank obligations payable through 2017                       284,270       310,225
7 7/8 - 111/4% Collateralized mortgage obligation bonds maturing through 2019         12,761        14,864
8 1/4% Mortgage indebtedness maturing through 2009                                     7,875         8,579
8 1/8 - 143/8% Capital lease obligations maturing through 2006                         1,748           988
Crestar Capital Trust I preferred stock                                              200,000       200,000
------------------------------------------------------------------------------------------------------------
  Total consolidated long-term debt                                                 $831,383      $859,336
============================================================================================================

Crestar Capital Trust I (the Trust) is a wholly-owned special purpose finance subsidiary of the Parent, operating in the form of a grantor trust. The Trust was created in 1996 solely to issue capital securities and remit the proceeds to Crestar. Crestar is the sole owner of the common stock securities of the Trust. On December 31, 1996, the Trust issued 200,000 shares of Preferred Stock capital securities (Trust Preferred Stock) with a stated value of $1,000 per share, and a fixed dividend yield of 8.16% of the stated value. The stated value of the Trust Preferred Stock is unconditionally guaranteed on a subordinated basis by the Parent. The securities have a mandatory redemption date of December 15, 2026, and are subject to varying call provisions at the option of Crestar beginning December 15, 2006. Through an inter-company lending transaction, proceeds received by the Trust from the sale of the securities were lent to the Parent for general corporate purposes.
   The Trust Preferred Stock is senior to Crestar's common stock in event of claims against Crestar, but is subordinate to all senior and subordinated debt securities. Crestar has the right to terminate the Trust upon the occurrence of certain events, including (a) dividend payments on the preferred stock securities are no longer deemed tax-deductible, or the Trust is taxed on the income received from the underlying inter-company debt agreement with the Parent, (b) the capital securities are no longer considered Tier 1 capital under Federal Reserve Bank guidelines, or (c) the Trust, through a change of law, is deemed to be an investment company under the Investment Company Act of 1940 and subject to that act's reporting requirements.
   Shares of the Trust Preferred Stock are capital securities which are distinct from the common stock or preferred stock of Crestar, and the dividends thereon are tax-deductible. Dividends accrued for payment by the Trust are classified as interest expense on long-term debt in the consolidated income statement of Crestar.

   Neither the 8 3/4% nor the 8 1/4% subordinated notes are redeemable prior to maturity. The 8 5/8% subordinated notes may not be exchanged or redeemed prior to maturity, except upon the occurrence of certain events relating to the federal income tax treatment of the notes to the Corporation. The 8 3/4%, 8 1/4% and 8 5/8% subordinated notes all qualify as Tier 2 capital for Federal bank regulatory purposes subject to applicable discounts for remaining time to maturity. Expenses relating to the issuance of the 8 3/4%, 8 1/4% and 8 5/8% notes are being amortized to maturity on a straight-line basis. Outstanding debt agreements at December 31, 1997 place restrictions upon the disposal of subsidiary common stock.

   Mortgage indebtedness consists of the debt relating to one pledged facility owned by Crestar Bank which had an aggregate carrying value of $9.7 million at December 31, 1997. Mortgage payments in 1997, including interest, were $1.4 million; payments in 1998 are expected to approximate the 1997 amount.
   The Corporation made payments of $62.1 million, $49.8 million and $48.2 million in interest on long-term debt in 1997, 1996 and 1995, respectively.
   The combined maturities of all long-term debt for the years 1998 through 2002 follow:
===========================================================================
In thousands           1998       1999       2000       2001       2002
Parent             $ 49,997        $ -        $ -        $ -   $125,000
Consolidated        137,935     67,196     62,422     19,019    153,314
===========================================================================
                                       56

(13) Regulatory Requirements And Restrictions
The Corporation's bank affiliate is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank affiliate must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The bank affiliate's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
   Quantitative measures established by regulation to ensure capital adequacy require the bank affiliate to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the bank affiliate meets all capital adequacy requirements to which it is subject. As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the bank affiliate as "well capitalized". There are no conditions or events since that notification that management believes have changed the institution's category.
   The bank affiliate's actual regulatory capital amounts and ratios are set forth below:

============================================================================================================
In millions                                                          Minimum               To Be Well
                                                                  Requirements          Capitalized Under
                                                                   For Capital             Regulatory
                                              Actual            Adequacy Purposes          Provisions
                                         -----------------      -------------------     --------------------
                                           Amount    Ratio        Amount     Ratio      Amount      Ratio
As of December 31, 1997:                        $        %             $         %            $         %
  Total Capital (to Risk Weighted Assets):
    Consolidated                            2,574     12.5         1,646       8.0        2,058      10.0
    Crestar Bank                            2,028     10.0         1,615       8.0        2,019      10.0
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                            2,068     10.1           823       4.0        1,235       6.0
    Crestar Bank                            1,523      7.5           808       4.0        1,211       6.0
  Tier 1 Capital (to Average Assets):
    Consolidated                            2,068      9.2           899       4.0        1,124       5.0
    Crestar Bank                            1,523      7.0           873       4.0        1,092       5.0

As of December 31, 1996:
  Total Capital (to Risk Weighted Assets):
    Consolidated                            2,326     13.4         1,389       8.0        1,736      10.0
    Crestar Bank(1)                         1,965     11.3         1,391       8.0        1,739      10.0
  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                            1,827     10.5           694       4.0        1,042       6.0
    Crestar Bank(1)                         1,464      8.4           696       4.0        1,043       6.0
  Tier 1 Capital (to Average Assets):
    Consolidated                            1,827      8.4           868       4.0        1,085       5.0
    Crestar Bank(1)                         1,464      6.8           855       4.0        1,069       5.0
============================================================================================================

(1) During 1997,  two bank  affiliates  of Crestar,  Citizens  Bank of Maryland and Citizens Bank of Washington, N.A., which were acquired by Crestar in its December 31, 1996 merger with Citizens Bancorp, were merged into Crestar Bank. All data as of December 31, 1996 for Crestar Bank reflects the pro forma balances of the two banking affiliates (Citizens Bank of Maryland and Citizens Bank of Washington, N.A.) as if the mergers into Crestar Bank had taken place on December 31, 1996. Each individual affiliate
    was "well  capitalized" as of year-end  1996  under  the   applicable
    regulatory   guidelines.

Notes  To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

Under the current supervisory practices of the Bank subsidiary's regulatory agencies, prior approval from those agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. The amount of dividends available to the Parent from the Bank subsidiary at January 1, 1998, without prior approval, was approximately $279.1 million. Cash dividends paid by the Bank subsidiary to the Parent in 1997, 1996 and 1995 were $105.6 million, $144.7 million and $89.1 million, respectively.
   Section 23A of the Federal Reserve Act imposes limitations on the amount of credit that may be extended to the Parent by the Bank subsidiary. Generally, up to 10% of the Bank subsidiary's total risk-based capital and excess allowance for loan losses may be loaned by the bank subsidiary to the Parent. As of December 31, 1997, $206 million of credit was available to the Parent under this limitation, although no Section 23A extensions of credit were outstanding.
   For the reserve maintenance period in effect at December 31, 1997 and 1996, the Bank subsidiary was required to maintain an average daily balance totaling approximately $219.7 million and $289.5 million, respectively, with the Federal Reserve Bank. The average amount of reserve balances for the year ended December 31, 1997 totaled approximately $335.4 million.
   As of January 1, 1997, aggregate loans to directors and executive officers and their associates were $37.3 million. Additions and repayments totaled $16.7 million and $519,000, respectively, during 1997 and the balance was $20.7 million at year end. A net reduction of $32.8 million in 1997 resulted from changes in executive officer and director status. These loans were made in the ordinary course of business and were arms-length in terms of credit risk, interest rates and collateral requirements prevailing at the time for comparable transactions. These loans do not represent more than a normal credit risk. None of these loans were nonaccrual, past due or restructured at December 31, 1997.

(14) Pension Plans
Substantially    all   employees   are   participants   in   the   Corporation's
noncontributory defined benefit pension plans. Benefits under the plans are based on length of service and a percentage of qualifying compensation during the final years of employment. The Corporation's funding policy is to contribute annually the maximum amount that can be contributed for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
   A summary of the plans' funded status and amounts recognized in the Corporation's consolidated balance sheets at December 31, 1997 and 1996 based on a measurement date of September 30 for each year, follows.

============================================================================================================

In thousands                                                                            1997          1996
Accumulated benefit obligations:
    Vested                                                                          $171,870      $125,637
    Nonvested                                                                          7,904         3,330
------------------------------------------------------------------------------------------------------------
  Total accumulated benefit obligations                                              179,774       128,967
============================================================================================================
Projected benefit obligations for service rendered to date                          (237,957)     (177,634)
Plan assets at fair value, primarily listed stocks and
  U.S. Treasury and agency obligations                                               207,012       169,862
------------------------------------------------------------------------------------------------------------
Plan assets less than projected benefit
  obligations                                                                        (30,945)       (7,772)
Unrecognized net gain from past experience different
  from that assumed and effects of changes in assumptions                             (3,548)       (4,407)
Unrecognized prior service costs                                                      24,570         9,734
Unrecognized net obligations being amortized
  over approximately 15 years                                                         (1,872)       (1,965)
------------------------------------------------------------------------------------------------------------
Accrued pension expense                                                            $ (11,795)     $ (4,410)
============================================================================================================

Net periodic pension expense included the following components in 1997, 1996 and 1995:


============================================================================================================
In thousands                                                              1997          1996          1995
Service cost - benefits earned during the year                         $ 9,609       $ 8,601       $ 7,258
Interest expense on projected benefit obligations                       14,094        11,507        11,727
Effect of actual return on plan assets                                 (40,982)      (24,289)       (3,137)
Net amortization and deferral                                           27,155        12,985       (10,508)
------------------------------------------------------------------------------------------------------------
Net periodic pension expense                                           $ 9,876       $ 8,804       $ 5,340
============================================================================================================

During 1995, Crestar purchased annuities to settle pension obligations for selected retirees of the Corporation. As a result, the projected benefit obligation was reduced by $18.9 million in 1995, and a pre-tax gain of $4.3 million was recognized as noninterest income.
   Assumptions used in the valuation of the defined benefit pension plans and the determination of the actuarial present value of the project benefit obligation for 1997 were a weighted average discount rate of 7.5%, an expected long-term rate of return of 9.25%, and an assumed 4.75% rate of increase in future compensation.
   The Citizens and Loyola plans were each valued separately for periods prior to their merger with Crestar, and each plan independently determined its assumptions. The aggregate disclosures for 1996 and 1995, therefore, reflect the following weighted average assumptions used in determining the actuarial present value of the projected benefit obligations:

============================================================================================================
                                                                 Crestar           Citizens        Loyola
                                                               -------------     -------------     -------

                                                               1996     1995     1996     1995        1995
Weighted average discount rate                                 7.75%    7.75%    7.75%    7.00%       7.75%
Expected long-term rate of return                              9.25     9.25     8.00     8.00        9.25
Rate of increase in future compensation                        4.75     4.75     4.75     5.00        4.75
============================================================================================================



Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries


(15) Stock Compensation Plans
The Corporation applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock options. Had compensation cost for the Corporation's fixed stock options been determined based on the fair value at the grant dates, consistent with the alternative method of Financial Accounting Standards No. 123 (SFAS 123), the Corporation's net income and diluted earnings per common share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of SFAS 123, the pro forma amounts reflect fixed stock options with grant dates subsequent to January 1, 1995.

============================================================================================================
In thousands except per share data                                       1997          1996           1995
Net income                               As reported                 $309,808      $218,271       $215,887
                                         Pro forma                    305,767       215,219        213,601
Earnings per common share-diluted        As reported                     2.77          1.95           1.92
                                         Pro forma                       2.73          1.92           1.90
============================================================================================================

Under the 1993  Stock  Incentive  Plan,  the Corporation  may  grant  incentive
and  non-qualified   stock  options,   stock appreciation  rights  (SARs),
financial performance-related stock awards and outright awards of stock to any employee. The Corporation may grant a maximum of 4.0 million shares under the 1993 Stock Incentive Plan; stock awards, including the settlement of performance awards, are limited to a maximum of 1.4 million shares. Under the 1981 Stock Option Plan, 727,259 previously granted incentive and non-qualified stock options were outstanding at December 31, 1997. No future options are available for grant under this plan. Under both plans, the exercise price of each fixed stock option equals the market price of the Corporation's stock on the date of grant. An option's maximum term is 10 years. Options vest one year from date of grant.
   For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions used for Crestar's grants in 1997, 1996 and 1995: dividend yields of 2.9% to 4.2%; expected volatility of 29%, 30% and 27%, respectively; risk-free interest rates of 5.3% to 7.7%; and an expected option life of 3.8 years. Citizens used the following assumptions for grants in 1996 and 1995: dividend yields of 3.8% to 4.2%; expected volatility of 25% and 26%, respectively; a risk-free interest rate of 6.6%; and an expected option life of 4.8 years.
   The weighted-average fair value of each option granted by Crestar during 1997, 1996 and 1995 was $9.00, $5.95 and $4.18, respectively. The weighted-average fair value of each option granted by Citizens during 1996 and 1995 was $4.54 and $4.09, respectively. A summary of the status of the Corporation's fixed stock option plans as of December 31 and changes during the years ending on those dates is presented below:

=============================================================================================================
                                            1997                     1996                     1995
                                   --------------------     ----------------------      ---------------------
                                               Weighted-                Weighted-                Weighted-
                                                 Average                  Average                  Average
                                                Exercise                 Exercise                 Exercise
                                       Options     Price        Options     Price        Options     Price
Outstanding, Jan. 1                  3,594,558       $17      4,672,427       $12      4,365,879       $11
Granted                                752,956        34        706,630        26        811,014        18
Exercised                           (1,210,580)       15    (1,779,490)         9      (495,222)        10
Forfeited                              (16,460)       25        (5,009)        18        (9,244)        13
                                    -----------             -----------                ---------

Outstanding, Dec. 31                 3,120,474        22      3,594,558        17      4,672,427        12
                                    ===========             ===========                =========
Options exercisable at year-end      2,519,198                2,814,769                3,805,648
===============================================================================================================

The  following   table   summarizes   information   about  fixed  stock  options
outstanding:

================================================================================================================
As of December 31, 1997                       Options Outstanding
                                ----------------------------------------
                                                                                   Options Exercisable
                                                     Weighted-                -------------------------------
                                                       Average      Weighted-                    Weighted-
                                                     Remaining        Average                      Average
Range of                                Number     Contractual       Exercise          Number     Exercise
Exercise Prices                    Outstanding            Life          Price     Exercisable        Price
$3.33 to 14.60                         712,609             3.5 years      $11         712,609          $11
15.87 to 19.78                         715,504             7.1             18         715,504           18
20.19 to 27.00                         587,491             6.1             22         587,491           22
27.06 to 35.78                         504,294             8.1             27         503,594           27
35.78 to 52.91                         600,576             9.1             37               -            -
                                     -----------                                    ---------
$3.33 to 52.91                       3,120,474             6.6             22       2,519,198           19
================================================================================================================

The Value Share Program was established under the 1993 Stock Incentive Plan to provide senior managers with an opportunity for reward based on the Corporation's long-term performance. During 1997, the Corporation granted 214,300 value shares when Crestar's stock price was $37 per share, and 121,650 value shares when Crestar's stock price was $56 per share. The grant of 214,300 value shares is payable in fifty percent stock and fifty percent cash; the grant of 121,650 value shares is payable entirely in stock. The percentage of value share awards earned is based on Crestar's attainment of certain strategic goals over a performance cycle. The performance cycle is two to three years; value shares may be earned earlier if certain strategic goals are met. There were no new value share awards granted in 1996 and 1995. During 1997, 96,450 value shares granted prior to 1995 were paid in an award of $1.7 million cash and 48,154 common shares when Crestar's stock price was $35 per share. In conjunction with this award, 75,476 non-qualified stock options were granted.
   During  1997,  1996  and1995,  common  shares of 25,748,  51,602 and  20,852, respectively, related to performance awards granted prior to 1995 were issued when Crestar's stock price was $37, $29 and $22 per share, respectively. Other outright awards of stock were not material in the years presented.
   During 1995, the Corporation granted 30,000 performance shares, subject only to a three year vesting requirement, to the Chairman and Chief Executive Officer when the stock price was $28 per share. These performance shares are not issued and have no voting rights, but do receive dividend equivalents which are converted to additional shares.
   The Corporation recognized compensation expense for performance and value shares, including awards granted in years prior to 1995, of $1.4, $3.3 and $1.3 million in 1997, 1996 and 1995, respectively.
   Under the Directors' Equity Program, each non-employee director is eligible to receive equity awards covering a five-year cycle. Equity awards are not issued and have no voting rights; equity awards do receive dividend equivalents which are converted to additional shares. Equity awards vest over the five-year cycle in 20 percent increments based on the participant's total years of board service, including years prior to 1996. Equity awards granted in 1996 totaled 20,400 shares, each granted when the stock price was $30 per share. There were no material directors' equity awards or distributions in 1997. Compensation expense recognized in 1996 related to directors' equity awards totaled $600,000. Directors' may also defer annual retainers which may be payable in stock at the election of the director; such amounts were not material in the years presented.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(16) Other Employee Benefit Plans

 The Corporation provides postretirement life and contributory health insurance benefit plans for eligible retirees. The cost of such benefits are accrued in a manner similar to pension costs. The projected status of Crestar's postretirement life and contributory health insurance benefit plans for eligible retirees as of December 31 follow:

===========================================================================================================
In thousands                                                                            1997          1996
Accumulated postretirement benefit obligations (other than pensions):
  Retirees                                                                           $48,236       $47,104
  Eligible active plan participants                                                    7,094         6,320
  Ineligible active participants                                                      10,820        11,613
-----------------------------------------------------------------------------------------------------------
    Total                                                                             66,150        65,037
  Unrecognized net loss from past experience different from that assumed
    and effects of changes in assumptions                                            (26,417)      (19,333)
  Unrecognized transition obligation to be recognized over 20 years                  (22,099)      (29,773)
-----------------------------------------------------------------------------------------------------------
  Accrued postretirement benefit expense                                             $17,634       $15,931
===========================================================================================================
Postretirement benefit expense for the years ended December 31 included:
===========================================================================================================
In thousands                                                              1997          1996          1995
Service cost                                                            $1,057        $1,039         $ 870
Interest cost                                                            4,538         3,847         4,026
Net amortization and deferral                                            2,668         2,343         2,132
-----------------------------------------------------------------------------------------------------------
  Net postretirement benefit expense                                    $8,263        $7,229        $7,028
===========================================================================================================

The weighted average annual assumed rate of increase in the per capita cost of covered benefits for health insurance is 7% for 1998 and is assumed to decrease to 6% in 1999 and remain at that level thereafter. Increasing the assumed health care trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by approximately $5.3 million, and would increase the aggregate of the service and interest components of net postretirement benefit expense by approximately $403 thousand for 1997. The weighted average discount rate used in projecting the accumulated plan benefit obligation was 7.50% for 1997 and 7.75% for 1996; the average rate of annual compensation increase was 4.75% for both years.
   The Corporation maintains a grantor trust to pay certain employee benefits as they become due. Assets of the trust are restricted to use for applicable employee benefit plans, including deferred compensation and medical benefit plans. Such trust assets of $100 million and $91 million at December 31, 1997 and 1996, respectively, are included in the Corporation's total assets.
   The Corporation has thrift and profit-sharing plans covering substantially all full-time employees beginning January 1 after date of hire. During 1997, 1996 and 1995 the Corporation made matching contributions of 50 cents for every $1 of employee contributions to the thrift plan, up to 6 percent of base pay. Employer profit-sharing contributions are determined by applying a formula based on return on equity to covered compensation. Thrift and profit-sharing plan expenses totaled $17.6 million, $16.8 million and $16.0 million in 1997, 1996 and 1995, respectively.

(17) Other Income
Other income in the consolidated statements of income includes:

=============================================================================================================
In thousands                                                              1997          1996          1995
Automated teller machine fees                                         $ 25,945       $18,684       $17,856
Mortgage origination - net                                              19,632        12,212         2,753
Mortgage servicing - net                                                15,404        17,085        16,087
Trading account activities                                               5,058         3,833         3,515
Commissions on letters of credit                                         4,954         4,980         4,805
Gain on sale of mortgage servicing rights                               10,450         8,268        11,000
Gain (loss) on sale and disposal of branches
  and other properties - net                                             6,884       (22,380)       (2,317)
Gain on securitization of student loans                                  9,305             -             -
Gain on sale of merchant card processing                                17,325             -             -
Miscellaneous                                                           58,656        54,834-       49,396
-------------------------------------------------------------------------------------------------------------
  Total other income                                                  $173,613       $97,516      $103,095
=============================================================================================================

(18) Other Expense

Other expense in the consolidated statements of income includes:

============================================================================================================
In thousands                                                              1997          1996          1995
Communications                                                        $ 37,182      $ 38,572      $ 34,446
Outside data services                                                   26,717        28,883        26,112
Professional fees and services                                          26,061        30,692        22,620
Advertising and marketing                                               21,732        26,165        20,400
Amortization of purchased intangibles                                   17,147        16,673        15,416
Loan expense                                                            12,217        12,731         9,407
Stationery, printing and supplies                                       10,436        12,669        12,709
Transportation                                                           7,101         7,056         7,281
FDIC premiums - net                                                      2,684        41,174        24,812
Foreclosed properties (net recoveries)                                   3,097         6,872        (3,616)
Miscellaneous                                                           57,821        58,482        59,303
------------------------------------------------------------------------------------------------------------
  Total other expense                                                 $222,195      $279,969      $228,890
============================================================================================================

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(19) Condensed Parent Information
The Parent's Condensed Balance Sheets at
December 31 were:

============================================================================================================
In thousands                                                                            1997          1996
Cash in banks                                                                       $ 48,831      $ 76,611
Securities available for sale                                                        125,505       123,747
Money market investments                                                             601,553       380,499
Notes receivable from subsidiaries                                                   185,000       336,369
Investments in wholly-owned subsidiaries:
  Bank subsidiaries                                                                1,761,401     1,662,418
  Non-bank subsidiaries                                                              173,609        15,974
Investment in Crestar Capital Trust I                                                  6,003         6,200
Other assets                                                                          33,309        61,380
------------------------------------------------------------------------------------------------------------
  Total Assets                                                                    $2,935,211    $2,663,198
============================================================================================================
Short-term borrowings from subsidiaries                                              $ 8,657      $ 50,051
Other short-term borrowings                                                          260,225       202,962
Other liabilities                                                                     75,637        99,795
Long-term note payable to subsidiary                                                 206,200       206,200
Other long-term debt                                                                 324,729       324,680
Total shareholders' equity                                                         2,059,763     1,779,510
------------------------------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity                                      $2,935,211    $2,663,198
============================================================================================================

The Parent's retained earnings were $1.2 billion and $1.0 billion at December 31, 1997 and 1996, respectively, and were primarily comprised of the undistributed earnings of its subsidiaries. The Parent's Condensed Statements of Income for each of the last three years ended December 31 were:

============================================================================================================
In thousands                                                              1997          1996          1995
Cash dividends from bank subsidiaries                                 $110,635      $144,721      $ 89,072
Interest from subsidiaries                                              28,094        21,261        21,011
Interest on securities available for sale                                5,051         4,346         2,896
Income on money market investments                                      15,553         6,472         8,631
Other income                                                               760         1,347         1,437
----------------------------------------------------------------------------------------------------------
 Total income                                                          160,093       178,147       123,047
----------------------------------------------------------------------------------------------------------
Interest on short-term borrowings                                       12,282         9,654         8,820
Interest on long-term note payable to subsidiary                        16,826             -             -
Interest on other long-term debt                                        27,800        27,800        27,800
Other expense                                                            1,487         2,341         6,521
----------------------------------------------------------------------------------------------------------
  Total expense                                                         58,395        39,795        43,141
----------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed
  net income of subsidiaries                                           101,698       138,352        79,906
Income tax benefit                                                      (4,961)       (3,697)       (4,068)
-----------------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of subsidiaries       106,659       142,049        83,974
Equity in undistributed net income of subsidiaries                     203,149        76,222       131,913
-----------------------------------------------------------------------------------------------------------

Net Income                                                            $309,808       $218,271      $215,887
============================================================================================================

   The Parent's Condensed Statements of Cash Flows for each of the last three years ended December 31 were:

============================================================================================================
In thousands                                                                 1997         1996        1995
Operating Activities
Net income                                                               $309,808     $218,271    $215,887
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Equity in undistributed net income of subsidiaries                   (203,149)     (76,222)   (131,913)
    Amortization and accretion, net                                           480          430         407
    Net decrease (increase) in accrued interest receivable, prepaid
      expenses and other assets                                            24,590      (38,154)     (1,010)
    Net increase in accrued interest payable,
      accrued expenses and other liabilities                                9,982        5,306       2,334
    Other, net                                                              2,255          918         531
------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                               143,966      110,549      86,236
------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from maturities of securities held to maturity                     3,367        6,402       1,347
Proceeds from maturities of securities available for sale                 758,088      724,989     487,734
Purchases of securities available for sale                               (759,800)    (733,381)   (518,995)
Net decrease (increase) money market investments                         (221,054)    (307,097)    105,126
Net decrease (increase) in notes receivable from subsidiaries                 342      (63,163)    (37,999)
Net decrease in investment in subsidiaries                                199,999      172,800      27,537
Net cash paid for acquisitions                                            (11,598)           -     (22,643)
Other, net                                                                  1,028          363         988
------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                        (29,628)    (199,087)     43,095
------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in short-term borrowings                                      15,869       63,912      20,864
Proceeds from advance from subsidiary                                           -      206,200           -
Cash dividends paid                                                      (130,671)     (98,660)    (87,031)
Common stock purchased and retired                                        (84,845)     (98,823)    (82,144)
Proceeds from the issuance of common stock                                 57,693       34,537      30,428
Other, net                                                                   (164)      (2,086)          -
------------------------------------------------------------------------------------------------------------

  Net cash provided (used) by financing activities                       (142,118)     105,080    (117,883)
------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                          (27,780)      16,542      11,448
Cash and cash equivalents at beginning of year                             76,611       60,069      48,621
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 48,831     $ 76,611    $ 60,069
============================================================================================================
Cash and cash equivalents consists of cash in banks.



(20) Commitments, Contingencies
And Other Financial Instruments
   In the normal course of business, there are outstanding commitments, contingent liabilities and other financial instruments that are not reflected in the accompanying consolidated financial statements. These include commitments to extend credit, standby letters of credit, interest rate caps, floors and collars, swaps and forward contracts, which are some of the instruments used by Crestar to meet the financing needs of its customers and to manage its own interest rate risk. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Any losses which may result from these transactions are not expected to have a material effect on the accompanying consolidated financial statements. Notional principal amounts often are used to express the volume of the transaction, but the amounts potentially subject to credit risk are much smaller. The contract or notional amount, the estimated fair value and the credit risk amount of each class of such instruments at December 31 was:

============================================================================================================
In thousands                                      1997                                  1996
                                ------------------------------------  -------------------------------------
                                 Estimated                              Estimated
                                Fair Value      Contract/              Fair Value  Contract/
                                     Asset       Notional  Credit risk      Asset   Notional   Credit risk
                               (Liability)         Amount       Amount (Liability)    Amount        Amount
Financial  instruments whose
notional or contract amounts
equaled maximum credit
risk:
  Legally binding unfunded com-
    mitments to extend credit      $(2,817)   $10,071,337  $10,071,337   $(9,396) $ 8,148,955  $ 8,148,955
  Standby letters of credit              -        472,959      472,959         -      387,672      387,672
  Commercial and similar letters
    of credit                            -         54,559       54,559         -       97,510       97,510
  Recourse obligations                   -      1,677,298    1,677,298         -    1,633,445    1,633,445
------------------------------------------------------------------------------------------------------------
      Total                        $(2,817)   $12,276,153  $12,276,153   $(9,396) $10,267,582  $10,267,582
============================================================================================================
Financial instruments whose
notional or contract amounts
exceeded maximum credit risk:
  For interest rate risk management
    Interest rate swaps            $11,893     $1,675,000     $ 32,260   $(6,434)   $ 900,000     $ 20,597
    Interest rate caps               4,591      2,410,000       20,634    12,198    1,785,000       26,637
    Interest rate floors                 -              -            -     6,133    1,000,000       16,605
    Forward contracts               (4,684)     1,459,888            -       733      706,731            -
  As a financial intermediary
    Interest rate swaps                251         79,722        4,865       312       98,372        5,813
    Interest rate caps                   -         23,920            3         -       33,920           15
    Interest rate collars                -         10,000            9         -       26,000          395
------------------------------------------------------------------------------------------------------------

      Total                        $12,051     $5,658,530     $ 57,771   $12,942   $4,550,023     $ 70,062
============================================================================================================




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

A geographic concentration exists within Crestar's loan portfolio since most of Crestar's business activity is with customers located in Virginia, Maryland or Washington, DC. Based upon Standard Industrial Classification codes used for
regulatory   purposes,   the   Corporation   had  no  aggregate  loan
concentration of 10% or more of total loans in any particular industry at December 31, 1997. However, under a broader view of the portfolio, Crestar had $1.8 billion in loans outstanding to real estate developers and investors at year-end 1997. These loans are diversified by geographic region within Crestar's market and by project type and are made in accordance with the Corporation's normal credit and underwriting guidelines and risk management policies.

The Corporation   services   mortgage   loans  other  than  those  included  in
the accompanying consolidated financial statements and, in some cases, accepts a recourse liability on the serviced loans. Recourse obligations at December 31, 1997 included $112 million of contractual recourse liability accepted by

Crestar on mortgage loan sales to the Federal National Mortgage  Association
(FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). For the period extending over the life of the loans, FNMA and FHLMC have the right to sell any loans which become delinquent back to Crestar. Crestar maintains an allowance (included in other liabilities in the consolidated balance sheet), which had a balance of $309,000 at December 31, 1997, based on estimates of future losses on this contractual recourse liability. Recourse obligations also included $119 million of contractual recourse liability accepted by Crestar on certain mortgage loan sales to private investors. For the period
extending  up to one  year  from origination,   investors  have  the  right  to
sell loans that meet certain delinquency criteria back to Crestar. The remaining notional balance of recourse obligations of $1.5 billion at December 31, 1997 results from the origination and acquisition by Crestar of mortgage servicing rights on Federal Housing Association and Veterans' Association loans, which are serviced under programs of the Government National Mortgage
Association (GNMA). Approximately $1.0 billion of this notional balance was insured by agencies of the Federal government or private insurance companies at December 31, 1997.
   As a financial institution, Crestar entails interest rate risk as a provider of banking services to its customers. This risk can be managed through derivative interest rate contracts, such as interest rate swaps, caps and floors. Changes in the fair value of such derivatives are generally offset by changes in the fair value of the underlying hedged asset or liability. For interest rate risk management purposes, Crestar was using interest rate (fixed receive) swaps with notional balances of $1.4 billion and $250 million at December 31, 1997 to convert floating rate commercial and instalment loans, respectively, to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.75 billion and $200 million to hedge the market value of fixed rate securities available for sale and real estate income property loans, respectively, and $460 million to minimize interest rate risk associated with rising rates on floating rate money market deposits. Crestar also serves as a financial intermediary in interest rate swap, cap and collar agreements, providing interest rate risk management services to customers. As an intermediary, Crestar becomes a principal in the exchange of interest payments between parties and is exposed to loss should one party default. The Corporation performs normal credit review on each counterparty and minimizes its exposure by entering into offsetting positions or by using hedging techniques.
   The notional amount of these over-the-counter traded interest rate swaps, caps, floors and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost (any unrealized gain plus accrued receivable) of approximately $19.6 million, less collateral held of approximately $11.1 million, plus an amount for prospective market movement. Four counterparties constituted 17%, 16%, 11% and 10% of the estimated credit and market exposure of $57.8 million at December 31, 1997.
   Crestar also had forward agreements outstanding at December 31, 1997, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded.
   Crestar may, from time to time, enter into certain derivative contracts, such as purchased futures or options contracts, for trading purposes. Such contract amounts were not material in 1997 and 1996.
   The fair values of commitments to extend credit, standby letters of credit and commercial and similar letters of credit were estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of counterparties. Unfunded loan commitments are generally priced at market at the time of funding and are subject to certain credit standards. The fair values of forward agreements are estimated based on current settlement values. The fair values of interest rate swaps, caps and floors are estimated based on the amount the Corporation would receive or pay to terminate the contracts or agreements. Such amounts are determined using a valuation model which considers current market yields, counterparty credit risk and other relevant variables. The carrying value of interest rate swaps, caps, floors and forward contracts related to interest rate risk management activities was $20.3 million and $24.0 million at December 31, 1997 and 1996, respectively. The carrying value of such instruments includes any accrued interest receivable and/or payable balances, and unamortized premiums paid for interest rate caps and floors. The carrying value of other off-balance sheet financial instruments was not material at December 31, 1997 and 1996.
   Certain litigation is pending or threatened against Crestar. Management, in consultation with legal counsel, is of the opinion that there is no pending or threatened litigation that could, individually or in the aggregate, have a material impact on the Corporation's financial condition or financial statements beyond liabilities established for this purpose.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(21) Fair Value Of Financial Instruments
Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As the majority of Crestar's financial instruments lack an
available trading   market,   significant   estimates,   assumptions   and
present  value calculations are required to determine estimated fair value.

Comparability among financial institutions is difficult due to the wide range of acceptable valuation techniques and the subjectivity of required assumptions. Crestar's remaining assets and liabilities, not considered financial instruments, have not been valued differently than customary, historical cost accounting, nor have lines of business been separately valued. Information regarding the estimated fair values of Crestar's financial instruments at December 31 follows:

===============================================================================================================
In thousands                                         Estimated Fair Value             Carrying Value
                                                     Assets (Liabilities)          Assets (Liabilities)
                                                     --------------------          ----------------------

                                                          1997           1996           1997          1996

Cash and due from banks                            $ 1,175,314    $ 1,105,036    $ 1,175,314   $ 1,105,036
Securities held to maturity                            631,491        966,750        626,716       967,510
Securities available for sale                        3,839,006      4,318,349      3,839,006     4,318,349
Money market investments                             1,431,790        745,672      1,431,790       745,672
Net loans, including loans held for sale            16,655,000     14,628,000     16,360,293    14,439,675
Other financial instrument assets                      404,756        321,744        404,756       321,744
Deposits with no stated maturities                 (11,246,043)   (10,887,219)   (11,246,043)  (10,887,219)
Deposits with stated maturities                     (5,121,000)    (4,765,000)    (5,123,209)   (4,783,991)
Short-term borrowings                               (4,789,045)    (4,116,051)    (4,789,045)   (4,116,051)
Long-term debt                                        (877,078)      (880,067)      (831,383)     (859,336)
Other financial instrument liabilities                (783,480)      (425,188)      (783,480)     (425,188)
Off-balance sheet financial instruments - net            9,234          3,546              -             -
===============================================================================================================

   The carrying amounts in the table are included in the consolidated balance sheets under the indicated captions, except for off-balance sheet financial instruments which are discussed in note 20. The carrying value of cash and due from bank balances and money market investments approximates fair value. Financial instruments actively traded in a secondary market, such as securities, were valued using available quoted market prices.
   The Corporation's loan portfolio was valued based on estimated future cash flows, discounted at various rates. The discount rates used were commensurate with rates paid on U.S. Treasury securities with various maturity dates, adjusted for noninterest operating costs, anticipated credit losses and prepayment risk. The estimated fair value of the loan portfolio excludes the intangible value attributable to account relationships, including bank card, home equity line or similar revolving line of credit arrangements.
   Other financial instrument assets consist primarily of customers' liability on acceptances and accrued interest receivable, for which carrying amount approximates fair value.
   The carrying value of demand deposits, interest checking deposits, money market deposit accounts and regular savings deposits is defined by SFAS 107 to approximate fair value. Deposits with stated maturities were valued based on estimated future cash flows, discounted at various rates. The discount rates used were commensurate with rates paid on U.S. Treasury securities, adjusted for factors such as operating expenses and prepayment risk. The estimated fair value of deposits excludes the intangible value attributable to long-term relationships with depositors.
   The carrying value of short-term borrowings approximates fair value. Long-term debt was valued based on interest rates currently available to Crestar for debt with similar terms and remaining maturities. Other financial instrument liabilities consist primarily of liability on acceptances, interest payable on deposits and balances due upon settlement of securities purchases, for which carrying value approximates fair value.

(22) Quarterly Financial Results (Unaudited)
Consolidated quarterly results of operations for the years ended December 31 were:

=============================================================================================================
Dollars in thousands, except per share data               First          Second         Third        Fourth
1997                                                    Quarter         Quarter       Quarter(1)    Quarter(2)
Income from earning assets                             $388,791       $385,614      $391,737      $409,442
Net interest income                                     219,660        218,309       217,138       221,191
Provision for loan losses                                29,698         36,000        19,099        23,300
Securities gains (losses)                                 4,064            (91)          124         1,231
Other noninterest income                                 99,403        111,107        95,985       109,616
Net credit and noninterest income                       293,429        293,325       294,148       308,738
Noninterest expense                                     180,005        179,010       173,231       182,011
Income before income taxes                              113,424        114,315       120,917       126,727
Net Income                                               71,780         75,790        79,543        82,695
-------------------------------------------------------------------------------------------------------------

Basic:
  Earnings per share                                      $ .65          $ .69         $ .71         $ .75
  Average shares outstanding (000s)                     110,290        110,496       110,760       110,916
Diluted:
  Earnings per share                                      $ .64          $ .68         $ .71         $ .74
  Average shares outstanding (000s)                     111,579        111,602       112,069       112,423
Dividends paid per common share                           $ .27          $ .29         $ .29         $ .29
-------------------------------------------------------------------------------------------------------------
1996
Income from earning assets                             $385,826       $392,900      $388,868      $395,785
Net interest income                                     211,653        218,623       215,566       220,468
Provision for loan losses                                22,230         24,430        25,100        24,130
Securities gains                                          2,373            270            96           654
Other noninterest income                                 85,178         91,320        80,221        73,073
Net credit and noninterest income                       276,974        285,783       270,783       270,065
Noninterest expense                                     175,118        180,729       212,039       212,460
Income before income taxes                              101,856        105,054        58,744        57,605
Net Income                                               65,111         66,876        48,118        38,166
-------------------------------------------------------------------------------------------------------------
Basic:
  Earnings per share                                      $ .59          $ .60         $ .44         $ .34
  Average shares outstanding (000s)                     111,116        111,002       110,150       109,981
Diluted:
  Earnings per share                                      $ .58          $ .60         $ .43         $ .34
  Average shares outstanding (000s)                     112,405        111,923       111,101       111,447
Dividends paid per common share                          $ .225          $ .26         $ .26         $ .26
==============================================================================================================

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

(2) During the fourth quarter of 1996, nonrecurring after-tax merger costs
    totaling $32.5   million,   or  $.29  per  share,   were   recorded   as
    part of  the pooling-of-interests merger with Citizens Bancorp.

Crestar Financial Corporation


The Board Of Directors And Shareholders
We have audited the accompanying consolidated balance sheets of Crestar Financial Corporation and subsidiaries (the Corporation) as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Citizens Bancorp (Citizens), which was acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in note 2. Such statements are included in the consolidated financial statements of the Corporation and reflect total assets constituting 18% at December 31, 1996, and total income from earning assets constituting 18% in 1996 and 1995 of the related consolidated totals. Those statements were audited by other auditors whose report, dated January 16, 1997 expressed an unqualified opinion thereon. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Citizens, is based solely on the report of the other auditors.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
   In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestar Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP

Richmond, Virginia
January 14, 1998

Crestar Financial Corporation

Statement On Corporate Responsibility
The financial statements on pages 40 to 69 have been prepared by management in accordance with generally accepted accounting principles and include some amounts that are necessarily based on our best estimates and judgments. We are responsible for the accuracy, integrity, objectivity, consistency and fair presentation of the financial statements and all other financial information contained in this Annual Report. We fulfill these responsibilities by relying on a system of internal controls, which has been designed to ensure that transactions are properly authorized and recorded in our financial records. Our internal auditing function independently assesses the effectiveness of internal controls and recommends possible improvements thereto. Because of inherent limitations in any system of controls, there can be no absolute assurance that errors or irregularities will not occur. Nevertheless, we believe that our system of internal controls provides reasonable assurance as to the integrity and reliability of our financial records.
   Some of the financial information in this Annual Report is presented on a tax-equivalent basis to improve comparative analysis. In addition, some of the business segment information incorporates allocation methods for which there are no generally accepted accounting principles. However, in all other respects, it is consistent with the audited financial statements.
   Through its Audit Committee, which is composed of directors who are not officers or employees of the Corporation, the Board of Directors fulfills its oversight responsibility for determining that the accounting policies employed by management in preparing the Corporation's financial statements are appropriate and that our system of internal controls is adequately reviewed and maintained. The Committee periodically reviews, with management and the internal auditors, accounting policies, control processes and procedures, and audit and regulatory examination reports of the Corporation and its subsidiaries. In addition, our external auditors meet regularly with and have full and free access to the Committee, privately and with management present, to discuss the results of their audits and other auditing, accounting and financial reporting matters. The Committee reports to the full Board after each of its meetings.
   KPMG Peat  Marwick LLP has audited the  accompanying  consolidated  financial
statements.   Their  report   represents   their  judgment  as  to  whether  our
consolidated financial statements present fairly our financial position and results of operations and cash flows in conformity with generally accepted accounting principles.
   We are committed to ensuring that corporate affairs are conducted in accordance with consistently applied standards of conduct applicable to all officers and associates. In essence, everyone is expected to manage their responsibilities with integrity. Our standards provide guidance on general business conduct, political activities, community involvement, outside employment and business activities, conflict of interests, personal finances, and the use and safeguard of confidential information.



Crestar Financial Corporation

Board Of Directors Of Crestar Financial Corporation



J. Carter Fox
Chairman
Chesapeake Corporation
Richmond, Virginia
Packaging and Paper Products Manufacturer
Executive and Nominating & Governance Committee

Bonnie Guiton Hill
President &
Chief Executive Officer
Times Mirror Foundation Los Angeles, California Charitable Foundation Nominating & Governance Committee (Chairman)

Charles R. Longsworth
Chairman Emeritus
The Colonial Williamsburg
Foundation
Williamsburg, Virginia
Educational Museum,
Hotels and Restaurants
Executive Committee and
Human Resources &
Compensation Committee
(Chairman)

Patrick J. Maher
Chairman
Washington Gas Light Company
Washington, DC
Natural Gas Utility
Executive Committee and
Audit Committee
(Chairman)

Frank E. McCarthy
President
National Automobile
Dealers Association
McLean, Virginia
Human Resources & Compensation Committee

Paul D. Miller
President
Litton/Sperry Marine,
Charlottesville, Virginia
Marine Navigation and Control Systems
Human Resources & Compensation Committee

G. Gilmer Minor, III
Chairman, President &
Chief Executive Officer
Owens & Minor, Inc.
Richmond, Virginia
Hospital/Medical
Supply Distributor
Human Resources &
Compensation and  Nominating & Governance Committee

Gordon F. Rainey, Jr.
Partner, Chairman of the
Executive Committee
Hunton & Williams
Richmond, Virginia
Attorneys
Executive Committee

Frank S. Royal
Member & President
Frank S. Royal, M.D., P.C.
Richmond, Virginia
Family Medicine
Executive Committee

Alfred H. Smith, Jr.
Partner
A. H. Smith Associates Limited Partnership Branchville, Maryland
Concrete, Sand &
Gravel Distributor

Jeffrey R. Springer
President
Midlantic Investments, LLC
Glen Arm, Maryland
Real Estate and Venture Capital Investments

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

Karen Hastie Williams
Partner
Crowell & Moring
Washington, DC
Attorneys
Audit Committee

Principal Officers Of Crestar Financial Corporation

Richard G. Tilghman*, 57
Chairman & Chief
Executive Officer 31
years of service. Elected
President and Chief
Executive Officer in 1985
and Chairman in 1986.

James M. Wells III*, 51
President & Chief
Operating Officer 29
years of service. Elected
President in 1988 and to
current position in 1997.

James D. Barr*, 54
Group Executive Vice
President-Controller &
Treasurer 24  years of
service.  Elected  Senior
Vice  President-Finance
in 1987 and to current
position in 1988.

William V. Bunting, 57
Group Executive Vice
President-Consumer
Finance Group 31 years of
service.  Elected
Executive Vice
President-Consumer
Lending in 1992 and to
current position in 1997.

William K. Butler II, 51
President-Eastern Region
25 years of service.
Elected
President-Norfolk in 1984
and to current position
in 1985.

A. Dale Cannady, 50
President-Capital Region
26 year of service.
Elected Senior Vice
President-Commercial
Division in 1985,
Executive  Vice
President-Capital  Region
Commercial  Division  in
1996 and to current
position in 1997.

Thomas M. Eckis*, 49
Corporate Executive Vice
President-Corporate
Banking 23 years of
service.  Elected Group
Executive Vice
President-Real Estate
Finance in 1990 and of
Corporate  Banking in
1994,  Senior Credit
Officer in 1995 and to
current position in 1997.

William M. Ginther*, 51
Corporate Executive Vice
President-Technology &
Operations/Regional
Banking 27 years of
service.  Elected
Executive Vice President
in 1987, Group Executive
Vice President-Technology
& Operations in 1994 and
to current position in
1997.

C. Garland Hagen*, 52
Corporate  Executive
Vice  President-Corporate
Development & Funds
Management Group 25 years
of  service.  Elected
Executive  Vice
President  in 1985 and to
current position in 1987.

F. Edward Harris, 56
President-Western Region
33 years of service.
Elected Executive Vice
President-Western Region
in 1982 and to current
position in 1985.

C.T. Hill*, 47 Corporate
Executive Vice
President-Senior Credit
Officer 27 years of
service.  Elected
Executive Vice
President-Capital Region
Commercial Division in
1990,  President-Capital
Region in 1994 and to
current  position in
1997.

Thomas D. Hogan, 51
Group Executive Vice
President-Crestar
Investment Group 9  years
of  service.  Elected
Executive  Vice
President-Trust  &
Investment Management
Group in 1988 and to
current position in 1996.

Richard F. Katchuk*, 51
Corporate Executive Vice
President & Chief
Financial Officer 2 years
of service. Elected to
current position in 1995.

James J. Kelley*, 53
Group Executive Vice
President-Management
Resources Group 24 years
of  service.  Elected
Senior  Vice  President
in 1986 and to  current
position in 1995.

Craig J. Kelly*, 52
Group Executive Vice
President-Strategic
Marketing 1 year of
service. Elected to
current position in 1997.

Peter F. Nostrand, 50
President-Greater
Washington Region 24
years of  service.
Elected  Senior
Executive  Vice
President  of  Greater
Washington Region in 1988
and to current position
in 1995.

O.H. Parrish, Jr.*, 55
President-Regional &
Corporate Banking 32
years of service. Elected
Executive Vice President
& Senior Credit Officer
in 1985,
President-Virginia
Banking in 1994 and to
current position in 1997.

Marc C. Smith, 50
President-Crestar
Mortgage Corporation 23
years  of  service.
Elected  Executive  Vice
President  & Chief
Operating Officer-Crestar
Mortgage Corporation in
1989 and to current
position in 1990.

J. Scott Wilfong, 47
President-Maryland Region
1 year of service.
Elected to current
position in 1997.


*Executive Officer of Crestar Financial Corporation for purposes of the Securities Exchange Act of 1934.

Statement Of Business
Crestar Financial Corporation And Subsidiaries

Crestar Financial Corporation (Crestar) is the holding company for Crestar Bank, which engages in a banking business in Virginia, Maryland and the District of Columbia, and four subsidiaries that provide insurance, leasing, mortgage banking and full-service securities and investment banking services. At December 31, 1997, Crestar had $24.9 billion in total assets, $16.4 billion in total deposits and $2.1 billion in total shareholders' equity.
   In 1963, six Virginia banks combined to form United Virginia Bankshares Incorporated (UVB), a Virginia stock corporation and registered bank holding company. During the 1960s and 1970s, UVB acquired 18 other Virginia banks and formed one newly chartered bank. On December 31, 1979, all of the UVB banks were merged into United Virginia Bank. During the 1980s, nine more banks were acquired, including NS&T Bank, N.A. in the District of Columbia in 1985 and Bank of Bethesda in Maryland in 1986. In September, 1987 UVB changed its name to Crestar Financial Corporation. Since 1990, Crestar Financial Corporation has acquired 23 banks and thrifts in Virginia, Maryland and Washington, DC. The single transaction in 1997 was the purchase of American National Bancorp, Inc., which added approximately $500 million in assets and $310 million in deposits to the Crestar banking system.
   Crestar is supervised and examined by the Board of Governors of the Federal Reserve system under the Bank Holding Company Act of 1956 (BHCA). The BHCA requires Federal Reserve approval for bank acquisitions and regulates non-banking activities of bank holding companies. Deposits of Crestar Bank are insured by the Federal Deposit Insurance Corporation (FDIC). As a Virginia-chartered bank, Crestar Bank is regulated by the State Corporation Commission of Virginia.
   Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks have been able to branch across state lines by acquisition, merger or new bank charter, since June 1, 1997, if state law expressly permits interstate branching. The laws of Virginia, the District of Columbia and Maryland expressly permit interstate branching.
   A fundamental principle underlying the Federal Reserve's supervision and regulation of bank holding companies is that bank holding companies should be a source of managerial and financial strength to their subsidiary banks. Subsidiary banks in turn are to be operated in a manner that protects the overall soundness of the institution and the safety of deposits. Bank regulators can take various remedial measures to deal with banks and bank holding companies that fail to meet legal and regulatory standards.
   The 1989 Financial Reform, Recovery and Enforcement Act (FIRREA) expanded federal regulatory enforcement powers. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) created five capital-based supervisory levels for banks and requires bank holding companies to guarantee compliance with capital restoration plans of undercapitalized insured depository affiliates. Crestar Bank was considered "well-capitalized" under regulatory definitions in effect at December 31, 1997. This is the highest rating presently available.
   Crestar serves customers through a network of 566 banking locations and 613 automated teller machines as of December 31, 1997. Crestar Bank offers a broad range of banking services, including various types of deposit accounts and instruments, commercial and consumer loans, trust and investment management services, bank credit cards and international banking services. Other services are provided through non-bank subsidiaries. Crestar Insurance Agency, Inc. offers a variety of personal and business insurance products. Securities brokerage and investment banking services are offered by Crestar Securities Corporation. Crestar Leasing Corporation provides equipment leasing services. Mortgage loan origination, servicing and wholesale lending are offered by Crestar Mortgage Corporation. Crestar Asset Management Company provides asset management investment advisory services. Crestar Mortgage Corporation and Crestar Asset Management Company are subsidiaries of Crestar Bank.
   The mission of Crestar Financial Corporation is to provide a broad array of financial products and services at a price that represents the best value for our customers' money and, by doing so, to provide a superior return for our shareholders.
   Crestar's executive offices are located at Crestar Center, 919 East Main Street, Richmond, Virginia. Regional headquarters are located in Norfolk and Roanoke, Virginia, Washington, DC and Baltimore, Maryland. Crestar's operations centers are located in Richmond and Glen Burnie, Maryland.

  Form 10-K    Cross-Reference Index
Crestar Financial Corporation And Subsidiaries

Part I   Item I  Business...............................................................................74
           Guide 3 Disclosures............................18-19, 31-32, 32-38, 45-46, 50-53, 53, 76, 78-80
         Item 2  Properties.........................................................................53, 74
         Item 3  Legal Proceedings......................................................................67
         Item 4  Submission of Matters to a Vote of Security Holders..................................None
Part II  Item 5  Market for the Registrant's Common Equity and
           Related Shareholder Matters..................................................57, 80, Back Cover
         Item 6  Selected Financial Data................................................................13
         Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations13-39
         Item 8  Financial Statements and Supplementary Data
           Consolidated Financial Statements:
           Crestar Financial Corporation and Subsidiaries
             Consolidated Balance Sheets................................................................40
             Consolidated Statements of Income..........................................................41
             Consolidated Statements of Cash Flows......................................................42
             Consolidated Statements of Changes in Shareholders' Equity.................................43
           Notes to Consolidated Financial Statements................................................44-69
           Independent Auditors' Report.................................................................70
           Condensed Financial Information of Registrant.....................................56, 57, 64-65
           Selected Quarterly Financial Data............................................................69
         Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.None
Part III Item 10  Directors(1) and Executive Officers of the Registrant...............................72, 73
         Item 11  Executive Compensation1
         Item 12  Security Ownership of Certain Beneficial Owners and Management1
         Item 13  Certain Relationships and Related Transactions1
Part IV  Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
             See Item 8 for a listing of all Financial Statements and Supplementary Data
           Reports on Form 8-K........................................................................None
           Exhibits(2)
           Signatures
             Pursuant to the requirements of Section 13 or 15(d) of the
             Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 27, 1998 by the undersigned, thereunto duly authorized.

             Crestar Financial Corporation,
             Registrant

             Linda F. Rigsby,
             Senior Vice President,
             Deputy General Counsel and Secretary


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 1998 by the following persons in the capacities indicated.

             Richard G. Tilghman,
             Chairman and Chief Executive Officer

             James M. Wells III,
             President and Chief Operating Officer

             Richard F. Katchuk,
             Corporate  Executive  Vice  President and Chief  Financial  Officer

             James D. Barr,  Group  Executive  Vice  President,  Controller  and
             Treasurer

             A Majority Of The Directors Of The Registrant whose names appear on page 72.


--------------------------------------------------------------------------------
(1)  This  information  is omitted  pursuant to Instruction G of Form 10-K since the Registrant  intends to file with the Commission a definitive Proxy
     Statement, pursuant to Regulation 14A, not later than 120 days after December
     31, 1997.

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



Supplemental Financial Information
Crestar Financial Corporation And Subsidiaries

Maturity And Rate Sensitivity Of Selected Loans
December 31, 1997


In millions                                                          Maturity
                                                   -------------------------------------------
                                                    within 1 year     1-5 years    over 5 years     Total
Commercial                                               $2,636.8      $1,269.2       $ 760.5     $4,666.5
Real estate - income property                               246.6         717.7         289.8      1,254.1
Real estate - construction                                  259.8          93.1          28.5        381.4
-----------------------------------------------------------------------------------------------------------
  Total business loans                                    3,143.2       2,080.0       1,078.8      6,302.0
Less: Business loans with predetermined rates               406.7       1,344.9         697.5      2,449.1
-----------------------------------------------------------------------------------------------------------
  Business loans with adjustable rates                   $2,736.5       $ 735.1       $ 381.3     $3,852.9
===========================================================================================================


Time Deposits $100,000 And Over
December 31, 1997
In millions                                                         Maturity
                                                   -------------------------------------------
                                            0-3 mos.     3-6 mos.     6-12 mos.    over 1 yr.        Total
Certificates of deposit $100,000 and over     $568.3       $176.1        $184.3         $ 3.4      $ 932.1
Domestic time deposits                          64.3         60.7          65.8          81.4        272.2
--------------------------------------------------------------------------------------------------------------
  Total                                       $632.6       $236.8        $250.1         $84.8     $1,204.3
==============================================================================================================

Maximum Short-Term Borrowings

In thousands                                                       Maximum Outstanding At Any Month End
                                                   ----------------------------------------------------------
                                                                   1997            1996           1995
Federal funds and term Federal funds purchased                   $2,384,698      $2,524,420     $1,723,928
Securities sold under repurchase agreements                       1,053,634       1,008,946      1,140,666
Federal Home Loan Bank borrowings                                   938,500         640,000        484,200
Notes payable                                                       294,537         218,212        177,300
U.S. Treasury demand notes and other                                501,535           3,035          5,200
=============================================================================================================


Short-Term Borrowings--Average Balances And Rates
=============================================================================================================
                                          1997                       1996                       1995
                                -----------------------         -----------------          -----------------
Dollars in thousands                  Amount      Rate           Amount     Rate           Amount     Rate
Federal funds and term Federal
  funds purchased                 $1,417,874      5.41%      $1,474,463    5.38%       $1,037,663     5.91%
Securities sold under
  repurchase agreements              739,454      5.04          670,549    4.87           760,351     5.52
Federal Home Loan
  Bank borrowings                    420,715      5.67          428,825    5.52           368,879     6.08
Notes payable                        250,724      4.80          208,437    4.55           158,249     4.95
U.S. Treasury demand
  notes and other                    167,899      5.34            3,201    6.56             2,206     3.26
-------------------------------------------------------------------------------------------------------------
  Total                           $2,996,666      5.30       $2,785,475    5.20        $2,327,348     5.75
=============================================================================================================

Consolidated Statements Of Income (Five Years) And Supplementary Data Crestar Financial Corporation And Subsidiaries

In thousands, except per share data                         Years Ended December 31,
                                    -----------------------------------------------------------------------
Income From Earning Assets               1997           1996           1995          1994           1993
Interest and fees on loans           $1,228,108     $1,178,236     $1,181,048     $ 964,453      $ 827,512
Interest on securities held to
 maturity                                43,088         61,770        129,242       136,747        201,578
Interest and dividends on securities
  available for sale                    230,628        242,486        133,290       142,357         86,590
Income on money market investments       21,682         17,875         20,178        28,383         30,670
Interest on mortgage loans held
  for sale                               52,078         63,012         28,145        28,854         29,531
-----------------------------------------------------------------------------------------------------------
  Total income from earning assets    1,575,584      1,563,379      1,491,903     1,300,794      1,175,881
-----------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits        176,488        171,109        180,600       152,539        136,840
Regular savings deposits                 37,997         43,850         51,368        56,602         51,920
Domestic time deposits                  212,480        259,971        257,418       193,254        192,845
Certificates of deposit $100,000
  and over                               51,501         27,843          3,915         2,600          2,043
-----------------------------------------------------------------------------------------------------------
  Total interest on deposits            478,466        502,773        493,301       404,995        383,648
Short-term borrowings                   158,819        144,797        133,709        79,192         51,893
Long-term debt                           62,001         49,499         50,038        38,756         33,056
-----------------------------------------------------------------------------------------------------------
  Total interest expense                699,286        697,069        677,048       522,943        468,597
-----------------------------------------------------------------------------------------------------------
Net Interest Income                     876,298        866,310        814,855       777,851        707,284
Provision for loan losses               108,097         95,890         66,265        36,509         63,325
-----------------------------------------------------------------------------------------------------------
Net Credit Income                       768,201        770,420        748,590       741,342        643,959
-----------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts     126,105        114,249        109,264       103,692        100,978
Trust and investment advisory income     74,421         65,939         59,841        54,963         56,797
Bank card-related income                 41,972         52,088         49,935        41,161         28,841
Other income                            173,613         97,516        103,095        97,034         82,493
Securities gains (losses)                 5,328          3,393         (2,067)      (10,766)         2,094
-----------------------------------------------------------------------------------------------------------
  Total noninterest income              421,439        333,185        320,068       286,084        271,203
----------------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income     1,189,640      1,103,605      1,068,658     1,027,426        915,162
-----------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                       390,646        397,448        388,542       372,590        324,623
Occupancy expense - net                  60,016         64,450         62,851        63,290         56,374
Equipment expense                        41,400         38,479         37,916        35,063         32,999
Other expense                           222,195        279,969        228,890       227,035        236,415
-----------------------------------------------------------------------------------------------------------
  Total noninterest expense             714,257        780,346        718,199       697,978        650,411
-----------------------------------------------------------------------------------------------------------
Income Before Income Taxes              475,383        323,259        350,459       329,448        264,751
Income tax expense                      165,575        104,988        134,572       114,290         85,165
-----------------------------------------------------------------------------------------------------------
Net Income                            $ 309,808      $ 218,271      $ 215,887     $ 215,158      $ 179,586
===========================================================================================================
Earnings Per Share
  Basic                                  $ 2.80         $ 1.97         $ 1.95        $ 1.95         $ 1.62
  Diluted                                  2.77           1.95           1.92          1.93           1.60
===========================================================================================================
Supplementary Data Average shares outstanding (000s):
  Basic                                 110,618        110,560        110,986       110,216        109,365
  Diluted                               111,929        112,037        112,432       111,643        110,836
===========================================================================================================

                                       77

Crestar Financial Corporation And Subsidiaries

                                                        1997                             1996
                                          -------------------------------     -----------------------------
                                                        Income(4)/ Yield/                Income(4)/ Yield/
Dollars in thousands                         Balance     Expense    Rate       Balance     Expense    Rate
                                          -------------------------------     -----------------------------
Assets                                             $           $       %             $           $       %
Securities held to maturity(2)               751,461      45,891    6.11     1,059,470      64,794    6.12
Securities available for sale(2)           3,647,675     230,628    6.32     3,862,323     242,486    6.28
Money market investments(2)                  389,204      21,754    5.59       332,182      17,901    5.39
Mortgage loans held for sale(2)              684,078      52,078    7.61       835,770      63,012    7.54
-----------------------------------------------------------------------------------------------------------
Commercial                                 3,956,699     318,382    8.05     3,717,001     301,360    8.11
Real estate - income property              1,263,125     112,051    8.87     1,258,762     110,281    8.76
Real estate - construction                   337,562      30,287    8.97       353,868      33,486    9.46
Instalment                                 4,352,768     352,887    8.11     3,698,106     310,486    8.40
Bank card                                  1,216,651     170,160   13.99     1,529,341     190,954   12.49
Real estate - mortgage                     3,263,832     252,620    7.74     3,072,474     238,564    7.76
-----------------------------------------------------------------------------------------------------------
  Total loans(2,3)                        14,390,637   1,236,387    8.59    13,629,552   1,185,131    8.70
Allowance for loan losses                   (275,841)                         (274,460)
-----------------------------------------------------------------------------------------------------------
  Loans - net                             14,114,796                        13,355,092
Cash and due from banks                      872,711                           922,638
Premises and equipment - net                 460,414                           418,394
Intangible assets - net                      176,550                           184,427
Foreclosed properties - net                   29,111                            36,735
Other assets                                 683,717                           580,940
-----------------------------------------------------------------------------------------------------------
  Total Assets                            21,809,717                        21,587,971
                                          ==========                        ==========
Total Earning Assets                      19,863,055   1,586,738    7.99    19,719,297   1,573,324    7.98
                                          ==========   =========    ====    ==========   =========    ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits           5,857,355     176,488    3.01     5,814,157     171,109    2.94
Regular savings deposits                   1,537,660      37,997    2.47     1,689,981      43,850    2.59
Domestic time deposits                     4,284,623     212,480    4.96     4,995,653     259,971    5.20
Certificates of deposit $100,000 and over    912,283      51,501    5.65       510,341      27,843    5.45
-----------------------------------------------------------------------------------------------------------
  Total savings and time deposits(2)      12,591,921     478,466    3.80    13,010,132     502,773    3.86
Demand deposits                            3,147,020                         3,038,032
-----------------------------------------------------------------------------------------------------------
  Total deposits                          15,738,941                        16,048,164
Short-term borrowings(2)                   2,996,666     158,819    5.30     2,785,475     144,797    5.20
Long-term debt(2)                            826,307      62,001    7.50       688,953      49,499    7.19
Other liabilities                            365,907                           288,636
-----------------------------------------------------------------------------------------------------------
  Total liabilities                       19,927,821                        19,811,228
-----------------------------------------------------------------------------------------------------------
Preferred stock                                    -                                 -
Common shareholders' equity                1,881,896                         1,776,743
-----------------------------------------------------------------------------------------------------------
  Total shareholders' equity               1,881,896                         1,776,743
-----------------------------------------------------------------------------------------------------------
  Total Liabilities and
    Shareholders' Equity                  21,809,717                        21,587,971
                                          ==========                        ==========
Total interest-bearing liabilities        16,414,894     699,286    4.26    16,484,560     697,069    4.23
Other sources-net                          3,448,161                         3,234,737
-----------------------------------------------------------------------------------------------------------
Total Sources of Funds                    19,863,055     699,286    3.52    19,719,297     697,069    3.54
                                          ==========     =======    ====    ==========     =======    ====
Net Interest Spread                                                 3.73                              3.75
Net Interest Income/Margin                               887,452    4.47                   876,255    4.44
===========================================================================================================

(1) Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.

(2) Indicates earning asset or interest-bearing liability.

                1995                                 1994                             1993
-------------------------------------  --------------------------------- -----------------------------------
              Income(4)/    Yield/                  Income(4)/  Yield/                    Income(4)/ Yield/
Balance       Expense       Rate         Balance     Expense    Rate        Balance        Expense   Rate
----------------------------------       -----------------------------      --------------------------------
$                 $           %             $         $           %       $                 $           %
 2,173,601     132,352      6.09        2,357,296   140,533      5.96      3,280,276       207,423      6.32
 2,042,723     133,290      6.53        2,448,915   142,357      5.81      1,615,535        86,590      5.36
   337,167      20,204      5.99          649,669    28,383      4.37        877,688        30,724      3.50
   374,482      28,145      7.52          407,796    28,854      7.08        429,638        29,531      6.87
---------------------------------------------------------------------------------------------------------------
 3,615,826     305,467      8.45        3,511,264   275,442      7.84      3,367,982       259,270      7.70
 1,260,403     108,807      8.63        1,105,522    90,667      8.20      1,008,293        80,124      7.95
   400,718      40,089     10.00          405,849    35,399      8.72        392,963        29,755      7.57
 3,243,571     276,058      8.51        2,762,983   219,146      7.93      2,408,510       203,845      8.46
 1,581,916     178,840     11.31        1,154,573   137,989     11.95        712,928        97,447     13.67
 3,572,701     279,914      7.83        2,871,078   214,265      7.46      2,059,665       165,959      8.06
---------------------------------------------------------------------------------------------------------------
13,675,135   1,189,175      8.70       11,811,269   972,908      8.24      9,950,341       836,400      8.41
  (271,024)                              (271,298)                          (256,999)
---------------------------------------------------------------------------------------------------------------
13,404,111                             11,539,971                          9,693,342
   944,423                                897,363                            864,769
   413,353                                400,504                            373,835
   161,123                                110,815                             75,416
    40,464                                 62,524                            104,244
   544,309                                505,255                            509,481
---------------------------------------------------------------------------------------------------------------
20,435,756                             19,380,108                         17,824,224
==========                             ==========                         ==========
18,603,108   1,503,166      8.08       17,674,945 1,313,035      7.43     16,153,478     1,190,668      7.37
==========   =========      ====       ========== =========      ====     ==========     =========      ====
 5,690,529     180,600      3.17        5,720,111   152,539      2.67      5,313,313       136,840      2.58
 1,863,640      51,368      2.76        2,101,876    56,602      2.69      1,794,233        51,920      2.89
 4,949,176     257,418      5.20        4,510,528   193,254      4.28      4,254,935       192,845      4.53
    72,665       3,915      5.39           58,671     2,600      4.43         46,650         2,043      4.38
---------------------------------------------------------------------------------------------------------------
12,576,010     493,301      3.92       12,391,186   404,995      3.27     11,409,131       383,648      3.36
 2,855,475                              2,754,656                          2,574,752
---------------------------------------------------------------------------------------------------------------
15,431,485                             15,145,842                         13,983,883
 2,327,348     133,709      5.75        1,841,998    79,192      4.30      1,670,436        51,893      3.11
   695,537      50,038      7.19          588,269    38,756      6.59        463,691        33,056      7.13
   264,728                                242,678                            231,257
---------------------------------------------------------------------------------------------------------------
18,719,098                             17,818,787                         16,349,267
---------------------------------------------------------------------------------------------------------------

       -                                  -                                   43,890

1,716,658                               1,561,321                          1,431,067
---------------------------------------------------------------------------------------------------------------

1,716,658                               1,561,321                          1,474,957
---------------------------------------------------------------------------------------------------------------

20,435,756                             19,380,108                         17,824,224
==========                             ==========                         ==========
15,598,895     677,048       4.34      14,821,453  522,943      3.53      13,543,258      468,597       3.46

 3,004,213                              2,853,492                          2,610,220
---------------------------------------------------------------------------------------------------------------

18,603,108     677,048       3.64      17,674,945  522,943      2.96      16,153,478      468,597       2.90
==========     =======       ====      ==========  =======      ====      ==========      =======       ====
                             3.74                               3.90                                    3.91
               826,118       4.44                  790,092      4.47                      722,071       4.47
===============================================================================================================

(3) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(4) The tax-equivalent adjustment to net interest income was $11.2 million in 1997, $9.9 million in 1996, $11.3 million in 1995, $12.2 million in 1994 and
    $14.8 million in 1993.

Selected Ratios and Other Data
Crestar Financial Corporation And Subsidiaries

Ratios                                                       1997      1996      1995       1994      1993
Net interest margin(1)                                       4.47%     4.44%     4.44%      4.47%     4.47%
Noninterest expense to:
  Net interest income(1) and noninterest income             54.57     64.52     62.66      64.86     65.48
  Average assets                                             3.27      3.61      3.51       3.60      3.65
Average earning assets to average total assets              91.07     91.34     91.03      91.20     90.63
Net Income to:
  Average earning assets                                     1.56      1.11      1.16       1.22      1.11
  Average assets                                             1.42      1.01      1.06       1.11      1.01
  Average total equity                                      16.46     12.28     12.58      13.78     12.18
Average total equity to:
  Average loans                                             13.08     13.04     12.55      13.22     14.82
  Average assets                                             8.63      8.23      8.40       8.06      8.28
Dividend payout ratio on common stock                       31.09     60.93     40.31      35.68     33.90
Equity formation rate                                       11.34      4.80      7.51       8.86      7.95
Long-term debt at year end to:
  Total equity at year end                                  40.36     37.05     37.60      44.65     40.00
  Total equity and long-term debt at year end               28.76     27.03     27.32      30.87     28.57
Net charge-offs to:
  Average total loans                                         .69       .74       .48        .35       .75
  Provision for loan losses                                 92.21    104.87     98.63     114.24    118.23
Allowance for loan losses to year-end loans                  1.79      1.91      1.96       2.01      2.39
Nonperforming assets to year-end loans and
  foreclosed properties - net(2)                              .55       .77       .92       1.15      1.66
Net charge-offs earnings coverage                            5.85x     4.17x     6.38x      8.77x     4.38x
Average asset to equity leverage                            11.59     12.15     11.90      12.41     12.08
==============================================================================================================
Other data
Cash dividends paid per common share(3)                     $1.14    $1.005     $.875      $.765     $ .57
Number of average diluted shares (000s)                   111,929   112,037   112,432    111,643   110,836
Market price of common stock:
  High                                                     $57 1/4   $37 3/4     $30 1/2   $24  7/8   $23 1/4
  Low                                                       33 5/8    26 3/16     18 1/2    18  1/16   17 9/16
  Last                                                      57        37 3/16     29 9/16   18 13/16   20 15/16
At year end:
  Book value per common share                               18.49     16.20     16.12      14.57     13.72
  Price/diluted earnings multiple                           20.58x    19.07x    15.40x      9.75x    13.09x
  Dividend yield on common stock(3)                          2.00%     2.70%     2.96%      4.07%     2.72%
  Number of common shareholders of record                  21,954    21,771    21,047     20,004    20,091
  Number of banking locations                                 566       508       480        483       446
  Number of employees                                       8,712     9,199     8,944      9,657     9,126
  Full-time equivalent employees                            8,215     8,720     8,487      9,212     8,803
==============================================================================================================

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

Corporate Headquarters
Crestar Center
919 East Main Street, P.O. Box 26665
Richmond, Virginia 23261-6665
(804)782-5000 TELEX: 827420

Annual Meeting
The 1998 Annual Meeting of Shareholders will be held at 10:00 a.m. on Friday, April 24, 1998 on the third floor of the new Crestar Riverview Center at 1001 Semmes Avenue in downtown Richmond, south of the James River.

Common Stock
Crestar's common stock is traded on the New York Stock Exchange where our symbol is CF. Dividends are customarily paid on the 21st of February, May, August and November.

Quarterly Common Stock
Prices And Dividends
The high, low and last price of Crestar's common stock for each quarter of 1997 and 1996 and the dividends paid per share are shown below.

Quarter                Market Price        Dividends
                  ---------------------    ---------
Ended             High     Low     Last        Paid
1997
March 31         $38 3/4   $34 3/8  $34 5/8    $ .27
June 30           42 5/8    33 5/8   38 7/8      .29
September 30      49 3/16   39 1/4   46 7/8      .29
December 31       57 1/4    43       57          .29
------------------------------------------------------
1996
March 31        $291 3/16  $26 1/2  $28 3/4     $.225
June 30           29 3/16   26 5/8   26 5/8       .26
September 30      30 11/16  26 3/16  29 1/2       .26
December 31       37 3/4    29       37 3/16      .26
======================================================
On January 23, 1998, a quarterly dividend on common stock of $.29 per share was declared.

Financial Information
To obtain financial information on Crestar, contact Eugene S. Putnam, Jr., Senior Vice President-Investor Relations and Corporate Finance, at the Corporate Headquarters, (804)782-5619. For electronic access, see the "Investor's Information" section on Crestar's Internet home page at http://www.crestar.com.

Corporate Publications
Crestar's Annual Report and Form 10-K, Form 10-Qs and other corporate publications are available on request by writing or calling our Investor Relations Department at the Corporate Headquarters, (804)782-7152. The Securities and Exchange Commission (SEC) maintains a web site which contains reports, proxy and information statements pertaining to registrants which file electronically with the SEC, including Crestar. The SEC's web site address is http://www.sec.gov. This information is also available through Crestar's home page at http://www.crestar.com.

Shareholder Information
If you have questions about a specific stock ownership account, write or call our Investor Relations Department at the Corporate Headquarters, (804)782-7933. For electronic access, see the "Investor's Information" section on Crestar's Internet home page at http://www.crestar.com.

Dividend Reinvestment
And Stock Purchase Plan
Shareholders of common stock receive a 5% discount from market price when they reinvest their Crestar dividends in additional shares. Shareholders participating in the Plan can also make optional cash purchases of common stock at market price and pay no brokerage commissions. To obtain our Plan prospectus and enrollment card, write or call our Investor Relations Department at the Corporate Headquarters, (804)782-7933.

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

(logo) This annual report
       is printed on recycled paper.

                                    Exhibits

The following exhibits are filed with this form or are incorporated by reference in response to Item 14(c). Those exhibits not included herein are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3(a) Restated Articles of Incorporation (filed as Exhibit 3(a) to Registrant's 1996 Form 10-K and incorporated by reference herein).

3(b)    Bylaws as amended through December 19, 1997 (filed herewith).

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

4(h) First Supplemental Indenture dated as of January 1, 1998, to Indenture dated as of September 1, 1993, referred to in 4(a) above, pursuant to which Registrant issued $150,000,000 principal amount of 6 1/2% Putable/Callable Subordinated Notes due January 15, 2018 (filed as an exhibit to Registrant's report on Form 8-K dated January 30, 1998 and incorporated by reference herein).

4(i) Indenture of Crestar Financial Corporation, with the Chase Manhattan Bank as Trustee, relating to Registrant's 8.16% Junior Subordinated Deferrable Interest Debentures due December 15, 2026, issued to Crestar Capital Trust I in exchange for the proceeds from Crestar Capital Trust I's issuance of its 8.16% Capital Securities (filed as Exhibit 4.1, to Registration Statement on Form S-4, No. 323-27333 and incorporated herein by reference).

4(j) First Supplemental Indenture of Crestar Financial Corporation, with the Chase Manhattan Bank as Trustee, relating to the Junior Subordinated Debentures referred to in Exhibit 4(i) above (filed as Exhibit 4.2 to Registration Statement on Form S-4, No. 333-27333 and incorporated herein by reference).

10(a) Management Incentive Compensation Plan of Crestar Financial Corporation (filed as Exhibit 10(b) to Registrant's 1989 Form 10-K and incorporated by reference herein).

10(b) Crestar Financial Corporation Executive Life Insurance Plan as amended and restated effective January 1, 1991 (filed as Exhibit 10(d) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(c) Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(d) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(d) Amendments (effective December 18, 1992) to Crestar Financial Corporation Executive Welfare Plan (filed as Exhibit 10(e) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(e) 1981 Stock Option Plan of Crestar Financial Corporation and Affiliated Corporations as amended through January 25, 1991 (filed as Exhibit 10(e) to Registrant's 1991 Form 10-K and incorporated by reference herein).

10(f) Severance Agreement between the Corporation and Richard G. Tilghman dated February 23, 1996 (filed as Exhibit 10(g) to Registrant's 1995 Form 10-K and incorporated by reference herein). Changes approved by Board of Directors on December 19, 1997: amended Agreement will be filed after it has been executed.

10(g) Severance Agreement between the Corporation and James M. Wells III dated February 23, 1996 (filed as Exhibit 10(h) to Registrant's 1995 Form 10-K and incorporated by reference herein). Changes approved by Board of Directors on December 19, 1997: amended Agreement will be filed after it has been executed.

10(h) Severance Agreement between the Corporation and O. H. Parrish, Jr. dated February 23, 1996 (filed as Exhibit 10(i) to Registrant's 1995 Form 10-K and incorporated by reference herein). Changes approved by Board of Directors on December 19, 1997: amended Agreement will be filed after it has been executed.

10(i) Severance Agreement between the Corporation and C. Garland Hagen dated February 23, 1996 (filed as Exhibit 10(k) to Registrant's 1995 Form 10-K and incorporated by reference herein). Changes approved by Board of Directors on December 19, 1997: amended Agreement will be filed after it has been executed.

10(j) Severance Agreement between the Corporation and Richard C. Katchuk dated February 23, 1996 (filed as exhibit 10(l) to Registrant's 1996 Form 10-K and incorporated by reference herein). Changes approved by Board of Directors on December 19, 1997: amended Agreement will be filed after it has been executed.

10(k) Crestar Financial Corporation Executive Severance Plan, as amended and restated effective February 23, 1996 (filed as Exhibit 10(l) to Registrant's 1995 Form 10-K and incorporated by reference herein). Changes approved by Board of Directors on December 19, 1997: amendments will be filed after they are prepared.

10(l) Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(k) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(m) Amendments (effective December 18, 1992) to Crestar Financial Corporation Excess Benefit Plan (filed as Exhibit 10(m) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(n) United Virginia Bankshares Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(m) to Registrant's 1988 Form 10-K and incorporated by reference herein).

10(o) Amendment (effective 1/1/87) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(p) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(p) Amendments (effective 1/1/87 and 1/1/88) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(q) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(q) Amendment (effective 1/1/94) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations (filed as Exhibit 10(r) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(r) Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as
        Exhibit 10(n) to Registrant's 1988 10-K and incorporated by reference herein).

10(s) Amendments (effective April 24, 1991) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank (filed as Exhibit 10(p) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(t) Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(n) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(u) Amendments (effective December 18, 1992) to Crestar Financial Corporation Additional Nonqualified Executive Plan (filed as Exhibit 10(r) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(v) Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(p) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(w) Amendments (effective December 18, 1992) to Crestar Financial Corporation Benefit Assurance Plan (filed as Exhibit 10(v) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(x)   Crestar Financial Corporation Supplemental Benefit Plan (filed as
        Exhibit 10(q) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(y) Amendments (effective December 18, 1992) to Crestar Financial Corporation Supplemental Benefit Plan (filed as Exhibit 10(x) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(z) Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(r) to Registrant's 1990 Form 10-K and incorporated by reference herein).

10(aa) Amendment (effective January 1, 1987) to Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(z) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(ab) Amendments (effective 1/1/87 and 1/1/88) to Deferred Compensation Plan for Selected Employees of United Virginia Bankshares Incorporated and Affiliated Corporations (filed as Exhibit 10(ac) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(ac) Amendment (effective 1/1/94) to Deferred Compensation Plan for Selected Employees of Crestar Financial Corporation and Affiliated Corporations (filed as Exhibit 10(ac) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(ad) Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit 10(s) to Registrant's 1991 Form 10-K and incorporated by reference herein).

10(ae) Amendments (effective December 18, 1992) to Crestar Financial Corporation Premium Assurance Plan (filed as Exhibit 10(ab) to Registrant's 1992 Form 10-K and incorporated by reference herein).

10(af) Crestar Financial Corporation 1993 Stock Incentive Plan as amended and restated effective February 28, 1997 (filed herewith). This supersedes the prior version of this plan filed as Exhibit 10(ad) to Registrant's 1993 Form 10-K.

10(ag) Amendments (effective December 20, 1996) to the Crestar Financial Corporation Supplemental Executive Retirement Plan (filed as Exhibit 10(aj) to Registrant's 1996 Form 10-K and incorporated by reference herein).

10(ah) Crestar Financial Corporation Directors' Stock Compensation Plan (filed as Exhibit 10(ae) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(ai) Crestar Financial Corporation Temporary Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(af) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(aj) Crestar Financial Corporation Permanent Executive Benefit Plan as amended through December 18, 1992 (filed as Exhibit 10(ag) to Registrant's 1993 Form 10-K and incorporated by reference herein).

10(ak) Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995 (filed as Exhibit 10(al) to Registrant's 1995 Form 10-K and incorporated by reference herein).

10(al) Amendments (effective December 19, 1997) to Crestar Financial Corporation Supplemental Executive Retirement Plan (filed herewith).

10(am) Crestar Financial Corporation Directors' Equity Program, effective January 1, 1996 (filed as Exhibit 10(ao) to Registrant's 1996 Form 10-K and incorporated by reference herein).

10(an) Amendment (effective December 20, 1996) to Crestar Financial Corporation Directors' Equity Program (filed as Exhibit 10(ap) to Registrant's 1996 Form 10-K and incorporated by reference herein).

10(ao) Amendment (effective September 26, 1997) to Crestar Financial Corporation Directors' Equity Program (filed herewith).

10(ap) Crestar Financial Corporation Crestar/Citizens Stock Option Plan (filed as Exhibit 10(aq) to Registrant's 1996 Form 10-K and incorporated by reference herein).

10(aq)  Citizens Bank of Maryland Unfunded Compensation Master Plan (filed as
        Exhibit 10(ar) to Registrant's 1996 Form 10-K and incorporated by reference herein).

10(ar) Employment and Severance Agreement between the Corporation (as successor to Citizens Bancorp) and Jeffrey R. Springer dated September 23, 1987 with Amendment No. 1 dated October 18, 1989, Amendment No. 2 dated December 15, 1993 and Correction to Amendment No. 2 dated June 19, 1996 (filed as Exhibit 10(as) to Registrant's 1996 Form 10-K and incorporated by reference herein).

21      Subsidiaries (filed herewith).

23(a)   Consent of KPMG Peat Marwick LLP (filed herewith).

23(b)   Consent of Deloitte & Touche LLP (filed herewith).

27      Financial Data Schedule (filed herewith).

99(a) Independent Auditor's Report for Consolidated Financial Statements of Citizens Bancorp and Subsidiaries, dated January 16, 1997 (filed as
        Exhibit 99(a) to Registrant's 1996 Form 10-K and incorporated by reference herein).

99(b) Crestar Bank, Consolidated Reports of Condition and Income for A Bank With Domestic and Foreign Offices, Federal Financial Institutions Examination Council Report 031 (FFEIC 031), as of December 31, 1997 (filed herewith).

Note: All Item 10 documents represent Executive Compensation Plans or Arrangements, or Amendments thereto.