Form 10-Q
period 1998-03-31
CRESTAR FINANCIAL CORP
filed 1998-05-15
CIK 101880

United States Securities And Exchange Commission
                              Washington, DC 20549
                                    Form 10-Q



                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    Commission File Number        1-7083     .


                          Crestar Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Virginia                             54-0722175
------------------------------------------------------------------------------
              (State or other jurisdiction                (I.R.S. Employer
            of incorporation or organization)            Identification No.)

 919 E. Main Street, P.O. Box 26665, Richmond, Virginia      23261-6665
------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                                       (804)782-5000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X   .  No          .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class               Outstanding at April 30, 1998
------------------------------------------    ----------------------------------
               Common Stock, $5 par value              112,111,670

                 Crestar Financial Corporation And Subsidiaries

                                    Form 10-Q

                      For The Quarter Ended March 31, 1998



Part I.   Financial Information

          Item 1.   Financial Statements:

                                                                                                      Page
                    Consolidated Balance Sheets                                                          3

                    Consolidated Statements Of Income                                                    4

                    Consolidated Statements Of Cash Flows                                                5

                    Consolidated Statements Of Changes In Shareholders' Equity                           6

                    Notes To Consolidated Financial Statements                                        7-12

          Item 2.   Management's Discussion And Analysis Of Financial Condition And
                    Results Of Operations:

                    Financial Commentary                                                             13-32

Part II.  Other Information



          Item 6.   Exhibits And Reports On Form 8-K:

                    There was one report on Form 8-K filed during the three months ended March 31, 1998. The Form 8-K was filed on January 30,
          1998 in order to file as exhibits, with the Securities and Exchange
          Commission, the underwriting agreement and other information relating to Crestar Financial Corporation's issuance of $150 million in 6 1/2% subordinated notes, due on January 15, 2018.


Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries


Dollars in thousands, except share data                                  March 31,
                                                                                              December 31,
Assets                                                                 1998           1997            1997
Cash and due from banks                                           $ 974,866      $ 938,417     $ 1,175,314
Securities held to maturity (note 2)                                604,415        818,199         626,716
Securities available for sale (note 3)                            4,492,665      3,918,514       3,839,006
Money market investments (note 4)                                 1,052,792        578,664       1,431,790
Mortgage loans held for sale                                      1,479,077        543,177         964,697
Loans (note 5):
 Business Loans:
  Commercial                                                      4,787,852      4,021,873       4,666,505
  Real estate - income property                                   1,196,235      1,267,867       1,254,079
  Real estate - construction                                        386,921        328,856         381,413
 Consumer Loans:
  Instalment                                                      5,218,940      4,092,264       4,846,857
  Bank card                                                       1,120,479      1,259,193       1,153,937
  Real estate - mortgage                                          3,435,504      3,244,002       3,374,199
---------------------------------------------------------------------------------------------------------------------------
   Total Loans                                                   16,145,931     14,214,055      15,676,990
  Less: Allowance for loan losses (note 6)                         (280,969)      (268,870)       (281,394)
---------------------------------------------------------------------------------------------------------------------------
   Loans - net                                                   15,864,962     13,945,185      15,395,596
Premises and equipment - net                                        487,947        440,667         486,111
Intangible assets - net                                             191,648        176,366         197,420
Foreclosed properties - net (notes 5 and 7)                          20,542         25,140          25,731
Other assets                                                        912,564        598,403         786,135
---------------------------------------------------------------------------------------------------------------------------
 Total Assets                                                   $26,081,478    $21,982,732     $24,928,516
===========================================================================================================================
Liabilities
Demand deposits                                                 $ 3,583,630    $ 3,256,506     $ 3,540,340
Interest-bearing demand deposits                                  6,729,016      5,924,437       6,257,114
Regular savings deposits                                          1,438,185      1,597,757       1,448,589
Domestic time deposits                                            4,004,661      4,354,406       4,191,151
Certificates of deposit $100,000 and over                         1,257,624        682,318         932,058
---------------------------------------------------------------------------------------------------------------------------
 Total deposits                                                  17,013,116     15,815,424      16,369,252
Short-term borrowings (note 8)                                    5,439,901      3,002,574       4,789,045
Other liabilities                                                   535,444        496,791         879,073
Long-term debt (note 9)                                             962,834        850,596         831,383
---------------------------------------------------------------------------------------------------------------------------
 Total Liabilities                                               23,951,295     20,165,385      22,868,753
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 200,000,000 shares;
 outstanding 111,938,056 and 110,299,785 at March 31,1998
 and 1997, respectively; 111,420,187 at December 31, 1997           559,690        551,499         557,101
Capital surplus                                                     362,870        252,892         340,623
Retained earnings                                                 1,210,416      1,070,523       1,162,767
Accumulated other comprehensive income (note 3)                      (2,793)       (57,567)           (728)
---------------------------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                                       2,130,183      1,817,347       2,059,763
Commitments and contingencies (note 11)
---------------------------------------------------------------------------------------------------------------------------
 Total Liabilities And Shareholders' Equity                     $26,081,478    $21,982,732     $24,928,516
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries



In thousands, except per share data                                           Three Months Ended March 31,

Income From Earning Assets                                                              1998          1997
Interest and fees on loans                                                          $324,339      $295,546
Interest on securities held to maturity                                                8,955        13,092
Interest and dividends on securities available for sale                               62,411        63,849
Income on money market investments                                                     9,032         4,664
Interest on mortgage loans held for sale                                              20,571        11,640
---------------------------------------------------------------------------------------------------------------------------
 Total income from earning assets                                                    425,308       388,791
Interest Expense
Interest-bearing demand deposits                                                      50,296        41,814
Regular savings deposits                                                               8,126         9,964
Domestic time deposits                                                                50,501        55,063
Certificates of deposit $100,000 and over                                             16,974         6,878
---------------------------------------------------------------------------------------------------------------------------
 Total interest on deposits                                                          125,897       113,719
Short-term borrowings                                                                 55,328        39,797
Long-term debt                                                                        17,123        15,615
---------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                              198,348       169,131
Net Interest Income                                                                  226,960       219,660
Provision for loan losses (note 6)                                                    23,096        29,698
---------------------------------------------------------------------------------------------------------------------------
Net Credit Income                                                                    203,864       189,962
---------------------------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts                                                   33,067        30,163
Trust and investment advisory income                                                  20,119        17,453
Bank card-related income                                                               8,810        12,648
Other income                                                                          44,054        39,139
Gains from sale of securities                                                          2,613         4,064
---------------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                                            108,663       103,467
Net Credit And Noninterest Income                                                    312,527       293,429
Noninterest Expense
Personnel expense                                                                    100,855        99,342
Occupancy expense - net                                                               13,154        16,158
Equipment expense                                                                     10,802         9,819
Other expense                                                                         56,175        54,686
---------------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                                           180,986       180,005
Income Before Income Taxes                                                           131,541       113,424
Income tax expense (note 10)                                                          46,668        41,644
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $ 84,873      $ 71,780
===========================================================================================================================
Earnings Per Share
Basic                                                                               $    .76         $ .65
Diluted                                                                                  .75           .64
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries



In thousands                                                                  Three Months Ended March 31,
                                                                             --------------------------------


                                                                                          1998            1997

Operating       Net Income                                                            $ 84,873        $ 71,780
Activities      Adjustments to reconcile net income to net cash provided
                 (used) by operating activities:
                  Provisions for loan losses, foreclosed properties and
                   other losses                                                         23,096          29,698
                  Depreciation and amortization of premises and equipment               12,052          10,896
                  Amortization of intangible assets                                      4,793           4,227
                  Deferred income tax expense (benefit)                                  8,693          (1,408)
                  Net gain on sales of securities, loans and other assets               (8,470)        (17,026)
                  Origination and purchase of loans held for sale                   (1,994,817)       (784,068)
                  Proceeds from sales of loans held for sale                         1,480,437         899,729
                  Net decrease in accrued interest receivable,
                   prepaid expenses and other assets                                    57,304          56,081
                  Net increase in accrued interest payable, accrued
                   expenses and other liabilities                                       56,065          22,624
                  Other, net                                                             5,270           6,818
              ------------------------------------------------------------------------------------------------
                  Net cash provided (used) by operating activities                    (270,704)        299,351
--------------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities held to maturity       30,396         154,961
Activities      Proceeds from maturities and calls of securities available for sale    170,948         106,655
                Proceeds from sales of securities available for sale                 1,141,096       1,496,848
                Purchases of securities held to maturity                                (8,275)         (3,679)
                Purchases of securities available for sale                          (2,543,542)     (1,149,597)
                Net increase in money market investments                               382,392         160,726
                Principal collected on non-bank subsidiary loans                        20,982          50,193
                Loans originated by non-bank subsidiaries                              (26,473)        (51,362)
                Proceeds from sales of loans                                           146,422               -
                Net increase in other loans                                            (96,030)       (220,587)
                Purchases of premises and equipment                                    (13,262)        (17,051)
                Proceeds from sales of foreclosed properties and mortgage
                 servicing rights                                                       16,432          17,531
                Purchases of loans and loan portfolios                                (538,039)              -
                Proceeds from sales of premises                                              -           6,625
                Other, net                                                             (24,334)         (3,467)
---------------------------------------------------------------------------------------------------------------------------
                  Net cash provided (used) by investing activities                  (1,341,287)        547,796
---------------------------------------------------------------------------------------------------------------------------
Financing       Net increase (decrease) in demand, interest-bearing demand
Activities       and regular savings deposits                                          504,788        (108,519)
                Net increase in certificates of deposit                                139,076         252,733
                Net increase (decrease) in short-term borrowings                       650,856      (1,113,477)
                Proceeds from issuance of long-term debt                               152,695               -
                Principal payments on long-term debt                                   (21,268)         (8,765)
                Cash dividends paid                                                    (32,312)        (29,665)
                Common stock purchased and retired                                      (5,412)        (29,739)
                Proceeds from the issuance of common stock                              23,236          23,830
                Other, net                                                                (116)           (164)
---------------------------------------------------------------------------------------------------------------------------
                  Net cash provided (used) by financing activities                   1,411,543      (1,013,766)
---------------------------------------------------------------------------------------------------------------------------
Cash And        Decrease in cash and cash equivalents                                 (200,448)       (166,619)
Cash            Cash and cash equivalents at beginning of year                       1,175,314       1,105,036
---------------------------------------------------------------------------------------------------------------------------
Equivalents     Cash and cash equivalents at end of quarter                         $  974,866      $  938,417
===========================================================================================================================

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries



Dollars in thousands                                                Capital     Accumulated
                                       Shares of                Surplus and           Other
                                          Common      Common       Retained   Comprehensive
                                           Stock       Stock       Earnings          Income          Total


Balance, January 1, 1998             111,420,187    $557,101     $1,503,390          $ (728)    $2,059,763
Comprehensive Income:
 Net Income                                    -           -         84,873               -         84,873
 Net unrealized loss on securities
  available for sale, net of
  reclassification adjustment (note 3)         -           -              -          (2,065)        (2,065)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                           -           -         84,873          (2,065)        82,808
Cash dividends declared on
 common stock                                  -           -        (32,312)              -        (32,312)
Common stock purchased and retired      (100,000)       (500)        (4,912)              -         (5,412)
Common stock issued:
 For dividend reinvestment plan          153,278         766          7,296               -          8,062
 For thrift and profit sharing plan      207,939       1,040         10,283               -         11,323
 For other stock compensation plans        2,604          13             88               -            101
 Upon exercise of stock options
  (including tax benefit of $1,999)      254,048       1,270          4,580               -          5,850
---------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998              111,938,056    $559,690     $1,573,286         $(2,793)    $2,130,183
===========================================================================================================================
Balance, January 1, 1997             109,869,886    $549,350     $1,251,444        $(21,284)    $1,779,510
Comprehensive Income:
 Net Income                                    -           -         71,780               -         71,780
 Net unrealized loss on securities
  available for sale, net of
  reclassification adjustment (note 3)         -           -              -         (36,283)       (36,283)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                           -           -         71,780         (36,283)        35,497
Cash dividends declared on
 common stock                                  -           -              -               -              -
Common stock purchased and retired      (823,566)     (4,118)       (25,621)              -        (29,739)
Cash paid in lieu of fractional shares    (4,736)        (24)          (140)              -           (164)
Common stock issued:
 For dividend reinvestment plan          169,730         849          5,110               -          5,959
 For thrift and profit sharing plan      181,919         910          5,647               -          6,557
 For other stock compensation plans       53,679         268          1,578               -          1,846
 Upon exercise of stock options
  (including tax benefit of $6,567)      852,873       4,264         13,617               -         17,881
---------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997              110,299,785    $551,499     $1,323,415        $(57,567)    $1,817,347
===========================================================================================================================


See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries



(1) General
The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1997 Annual Report and Form 10-K.

    On January 1, 1998, Crestar adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires the disclosure of an amount that represents total comprehensive income, and the related components, in a consolidated financial statement. Balances and components of Crestar's comprehensive income for the three months ended March 31, 1998 and 1997 are disclosed in Crestar's Consolidated Statements of Changes in Shareholders' Equity. The adoption of SFAS 130 had no impact on the Corporation's financial position or results of operations.


   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $191.2 million and $176.0 million at March 31, 1998 and 1997, respectively, and favorable lease rights of $358,000 and $413,000, respectively.

   Capitalized mortgage servicing rights of $74.2 million and $48.3 at March 31, 1998 and 1997, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $24 million and $4 million were capitalized during the first three months of 1998 and 1997, respectively. At March 31, 1998 and 1997, mortgage servicing rights were net of a related valuation allowance of $538,000. The activity in such valuation allowance was not material to the consolidated financial statements for the three months ended March 31, 1998 and 1997. The fair value of capitalized mortgage servicing rights was approximately $90 million at March 31, 1998. Amortization of capitalized mortgage servicing rights was approximately $5 million and $3 million in the first three months of 1998 and 1997, respectively.

  During the first three months of 1998 and 1997, Crestar capitalized interest of $1.2 million and $486,000, respectively, associated with construction in progress.



(2) Securities Held To Maturity
The amortized cost (carrying values) and estimated market values of securities held to maturity at March 31 follow:


In thousands                                                    1998                        1997
                                                    ---------------------------   -------------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value


U.S. Treasury and Federal agencies                     $196,611      $197,109       $208,155      $204,943
Mortgage-backed obligations of Federal agencies         358,703       361,868        546,421       542,480
Other taxable securities                                  2,840         2,836         13,075        13,052
States and political subdivisions                        46,261        47,219         50,548        50,809
---------------------------------------------------------------------------------------------------------------------------
 Total securities held to maturity                     $604,415      $609,032       $818,199      $811,284
===========================================================================================================================


(3) Securities Available For Sale
The amortized cost and estimated market values (carrying values) of securities available for sale at March 31 follow:


In thousands                                                   1998                        1997
                                                     ------------------------     -------------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value

U.S. Treasury and Federal agencies                    $ 195,675     $ 195,194      $ 616,634     $ 604,989
Mortgage-backed obligations of Federal agencies       3,189,258     3,181,025      2,587,259     2,515,503
Other taxable securities                                906,303       909,371        579,728       573,725
Common and preferred stocks                             206,193       207,075        223,857       224,297
---------------------------------------------------------------------------------------------------------------------------
 Total securities available for sale                 $4,497,429    $4,492,665     $4,007,478    $3,918,514
===========================================================================================================================


The period-end net unrealized loss on securities available for sale, net of tax, is reflected in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity as "Accumulated other comprehensive income." For the three months ended March 31, 1998 and 1997, the net unrealized loss on securities available for sale reflected in the Statement of Changes in Shareholders' Equity is net of reclassification adjustments for gains from sale of securities, net of tax, as included in net income. Gains from the sale of securities during the first quarter of 1998 totaled $2.6 million. Net of income tax expense of approximately $0.9 million, the gain resulted in a $1.7 million reclassification adjustment. Gains from sale of securities during the first quarter of 1997 totaled $4.1 million. Net of income tax expense of $1.4 million, the gain resulted in a reclassification adjustment of $2.7 million for the first quarter of 1997.

   At March 31, 1998, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge the probable market value decline in a rising interest rate environment. The interest rate caps, which have a notional balance of $1.75 billion, have a cost basis of $11.0 million and a market value of $751,000 at March 31, 1998. The cost basis of the interest rate caps is being amortized as a reduction of interest income on securities available for sale. Amortization of the cost basis of the interest rate caps totaled $1.3 million during each of the three month periods ended March 31, 1998 and 1997.

(4) Money Market Investments
Money market investments at March 31 included:


In thousands                                                 1998         1997


Securities purchased under agreements to resell           $ 800,000      $150,500
Federal funds sold                                          225,000       301,590
Time deposits                                                     -       100,000
U.S. Treasury                                                 8,362         6,034
Trading account securities                                   10,233         1,281
Other                                                         9,197        19,259
---------------------------------------------------------------------------------------------------------------------------
 Total money market investments                          $1,052,792      $578,664
===========================================================================================================================


(5) Nonperforming Assets And Impaired Loans

Nonperforming assets at March 31 are shown below. Loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Such accruing loans past due 90 days or more not shown below totaled $67.0 million and $76.0 million at March 31, 1998 and 1997, respectively.


In thousands                                        1998          1997


Nonaccrual loans                                $65,528      $ 75,635
Foreclosed properties - net                      20,542        25,140
--------------------------------------------------------------------------------------
 Total nonperforming assets                     $86,070      $100,775
======================================================================================


Transfers from nonperforming loans to foreclosed properties (non-cash additions) were $1.3 million in the first three months of 1998. There were no non-cash additions to foreclosed properties in the first three months of 1997. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and their allocated valuation allowances at March 31, 1998 and 1997 were $13.6 million with an allowance of $2.2 million and $24.8 million with an allowance of $4.6 million, respectively. All impaired loans had an allocated valuation allowance at March 31, 1998 and 1997. Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at March 31, 1998. The average recorded investment in impaired loans for the three months ended March 31, 1998 and 1997 was $13.9 million and $27.3 million, respectively. There was no material interest income recognized on impaired loans in the first three months of 1998 and 1997.



(6) Allowance For Loan Losses
Transactions in the allowance for loan losses for the three months ended March 31 were:


In thousands                                                       Three Months
                                                             -------------------------
                                                                   1998          1997

Beginning balance                                              $281,394      $268,868
--------------------------------------------------------------------------------------
Charge-offs                                                     (31,248)      (37,075)
Recoveries                                                        6,196         7,379
--------------------------------------------------------------------------------------
 Net charge-offs                                                (25,052)      (29,696)
Provision for loan losses                                        23,096        29,698
Allowance from acquisitions and other activity - net              1,531             -
--------------------------------------------------------------------------------------
 Net increase (decrease)                                           (425)            2
Ending balance                                                 $280,969      $268,870
======================================================================================




(7) Allowance For Foreclosed Properties
Transactions in the allowance for losses on foreclosed properties for the three months ended March 31 were:



In thousands                                                 Three Months
                                                       ------------------------
                                                           1998          1997

Beginning balance                                       $13,191       $18,449
-------------------------------------------------------------------------------
Provision for foreclosed properties                      (1,100)            -
Write-downs                                              (7,742)         (373)
-------------------------------------------------------------------------------
Ending balance                                          $ 4,349       $18,076
===============================================================================


(8) Short-Term Borrowings
Short-term borrowings, exclusive of deposits, with maturities of less than one year at March 31 were:


In thousands                                                                         1998             1997


Federal funds and term Federal funds purchased                                 $3,509,390       $1,564,130
Securities sold under repurchase agreements                                       841,422          683,018
Federal Home Loan Bank borrowings                                                 521,500          525,000
U.S. Treasury demand notes                                                        318,138                -
Notes payable                                                                     247,788          228,297
Other                                                                               1,663            2,129
---------------------------------------------------------------------------------------------------------------------------
 Total short-term borrowings                                                   $5,439,901       $3,002,574
===========================================================================================================================


The Corporation paid $174.2 million and $143.1 million in interest on deposits and short-term borrowings in the first three months of 1998 and 1997, respectively.

(9) Long-Term Debt
Long-term debt at March 31 included:


In thousands                                                                         1998             1997


4 - 8% Federal Home Loan Bank obligations payable through 2017                   $264,186         $302,513
61/2% Subordinated notes due 2018                                                 152,695                -
83/4% Subordinated notes due 2004                                                 149,742          149,703
81/4% Subordinated notes due 2002                                                 125,000          125,000
85/8% Subordinated notes due 1998                                                  50,000           49,989
77/8 - 111/4% Collateralized mortgage obligation bonds maturing through 2019       11,795           14,042
81/4% Mortgage indebtedness maturing through 2009                                   7,774            8,372
81/8 - 143/8% Capital lease obligations maturing through 2006                       1,642              977
Crestar Capital Trust I preferred stock                                           200,000          200,000
---------------------------------------------------------------------------------------------------------------------------
 Total long-term debt                                                            $962,834         $850,596
===========================================================================================================================


The Corporation paid $9.4 million and $9.9 million in interest on long-term debt in the first three months of 1998 and 1997, respectively.

   In the first quarter of 1998, Crestar completed the sale of $150 million of 61/2% subordinated notes due January 15, 2018, but putable or callable January 15, 2008. The put and call options embedded in the notes could require Crestar to repurchase the notes at face value on January 15, 2008. Otherwise, the interest rate on the notes will reset based on the terms of the underlying debt agreement for the period remaining until final maturity on January 15, 2018. Net of underwriting discounts, the notes resulted in net proceeds to the Corporation of $152.7 million. Proceeds from the sale were used for general corporate purposes, including funding for the April 15, 1998 maturity of $50 million of 8 5/8% subordinated debentures.

(10) Income Taxes

The current and deferred components of income tax expense allocated to continuing operations for the three months ended March 31 in the accompanying consolidated statements of income were:


In thousands                                                          Three Months
                                                             ---------------------------
                                                                     1998          1997


Current:
 Federal                                                          $37,318       $39,582
 State and local                                                      657         3,470
----------------------------------------------------------------------------------------
 Total current tax expense                                         37,975        43,052
Deferred:
 Federal                                                            8,021        (1,132)
 State and local                                                      672          (276)
----------------------------------------------------------------------------------------
 Total deferred tax expense (benefit)                               8,693        (1,408)
Total income tax expense                                          $46,668       $41,644
========================================================================================


The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months ended March 31 were:


In thousands                                                                      Three Months
                                                                     --------------------------------------
                                                                            1998                 1997
                                                                     --------------------------------------
                                                                          Amount     %       Amount      %

Income before income taxes                                             $131,541            $113,424
Tax expense at statutory rate                                            46,039   35.0       39,698   35.0
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
 Tax-exempt interest and dividends                                       (2,145)  (1.6)      (1,702)  (1.5)
 Nondeductible interest expense                                             636     .5          429     .4
 Amortization of goodwill                                                 1,234     .9        1,045     .9
 State income taxes                                                         864     .7        2,076    1.8
 Other - net                                                                 40      -           98     .1
-----------------------------------------------------------------------------------------------------------
 Total increase in taxes                                                    629     .5        1,946    1.7
Total income tax expense                                               $ 46,668   35.5      $41,644   36.7
===========================================================================================================



The Corporation made income tax payments of $207,000 and $6.6 million during the first three months of 1998 and 1997, respectively. At March 31, 1998, the Corporation had a net deferred income tax asset of $115.0 million. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

(11) Commitments And Contingencies

Legally binding, unfunded commitments to extend credit were $12.1 billion and $9.7 billion at March 31, 1998 and 1997, respectively. Standby letters of credit, which are conditional commitments that guarantee the performance of customers to a third party, were $465 million at March 31, 1998.

   Recourse obligations on mortgage loans serviced of $1.7 billion at March 31, 1998 included $1.1 billion which was insured by agencies of the Federal government or private insurance companies. Recourse obligations also included $104 million of contractual recourse liability accepted by Crestar on mortgage loan sales to Federal agencies and $130 million on certain mortgage loan sales to private investors. Crestar maintained an allowance of $309,000 at March 31, 1998 based on estimates of future losses on this contractual recourse liability.

   For interest rate risk management purposes at March 31, 1998, Crestar was using interest rate (fixed receive) swaps with notional balances of $1.325 billion and $250 million to convert floating rate commercial and instalment loans, respectively, to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.75 billion and $200 million to hedge the market value of fixed rate securities available for sale and real estate income property loans, respectively, and $560 million to minimize interest rate risk associated with rising rates on floating rate money market deposits. The carrying value and net unrealized loss on these swaps and caps were $20.4 million and $801,000, respectively, at March 31, 1998. As a financial intermediary for customers, Crestar had $89.8 million in offsetting swap, $23.8 million in offsetting cap and $8 million in offsetting collar agreements at March 31, 1998.

   The notional amount of these over-the-counter traded interest rate swaps, caps and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost of approximately $21.9 million, less collateral held of approximately $14.6 million, plus an amount for prospective market movement. Two counterparties constituted 16% each and one counterparty 10% of the estimated credit and market exposure of $58.3 million at March 31, 1998.

   Crestar also had forward agreements outstanding at March 31, 1998, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded. The net unrealized loss on such forward agreements was $4.2 million at March 31, 1998.

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

Financial Commentary
Crestar Financial Corporation And

Subsidiaries

Information in the following "Financial Commentary," other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the Corporation's interest rate risk position, credit and economic trends on both a regional and national basis, technological change, the number and size of competitors in the Corporation's market, changes in management's strategies, and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. It is important to note that the Corporation's actual results may differ materially from those projected in forward-looking statements.

Overview
(Tables 1, 2 and 11)

Crestar Financial Corporation (Crestar or the Corporation) reported net income of $84.9 million for the quarter ended March 31, 1998, an increase of $13.1 million or 18% over net income reported in the first quarter of 1997. These increases reflect the positive effects of growth in earning assets and noninterest income, and management of controllable expenses. Diluted earnings per share were $.75 for the first quarter of 1998, compared to $.64 in 1997. The predominant items affecting the change in earnings per share are given in Table
2. Each item is net of applicable federal income taxes.

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

Mergers And Acquisitions

On April 15, 1998, Crestar completed the acquisition of Executive Auto Leasing, Inc. (Executive), a privately-held auto leasing company based in Beltsville, Maryland. Executive, with total assets of approximately $21 million, is expected to expand Crestar's ability to offer commercial and consumer auto leasing to customers.

Profitability Measures And Capital Resources
(Table 1)

Crestar's increased earnings in the first quarter of 1998 resulted in improvements in key profitability measures when compared to the same period of 1997. Return on average assets was 1.41% in the first three months of 1998, up from the 1.33% reported for the first three months of 1997. Return on average equity was 16.41% for the quarter ended March 31, 1998, compared to 16.06% for the first quarter of 1997.

   Average equity to assets was 8.61% for the first quarter of 1998, compared to 8.26% for the first quarter of 1997. Period-end equity to assets of 8.17% at March 31, 1998 compared to a March 31, 1997 ratio of 8.27%.

   Risk-based capital ratios are another measure of capital adequacy. At March 31, 1998, Crestar's consolidated risk-adjusted capital ratios were 10.0% for Tier 1 and 13.1% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 9.0% at March 31, 1998 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less all intangibles divided by total assets less all intangibles, was 7.5% at March 31, 1998. Under Federal Deposit Insurance Corporation (FDIC) rules, Crestar's sole subsidiary bank (Crestar Bank) was considered "well-capitalized" as of March 31, 1998, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.

   Crestar has filed shelf registration statements with the Securities and Exchange Commission pertaining to the possible future issuance of securities. Under currently effective registration statements, Crestar may issue in the future approximately $175 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

Net Interest Margin And Net Interest Income
(Tables 3 and 12)

Crestar's net interest margin for the first quarter of 1998 was 4.18%, representing a decline of 33 basis points from the net interest margin of 4.51% recorded in the first quarter of 1997. The decline was attributable to unfavorable changes in both the balance sheet mix of earning assets and funding sources, and in the interest yields impacting the Corporation's earning assets. These factors offset the impact of favorable changes in rates paid on funding sources, in comparison to market movements in short-term funding sources, and favorable changes in off-balance sheet hedges on the Corporation's net interest margin.

   Crestar's yield on average total loans during the first three months of 1998 decreased 21 basis points from the first quarter of 1997, to 8.45%, reflecting lower yields on consumer loan categories. Crestar's net interest margin was detrimentally impacted by declines in the average yield on bank card loans, which have historically been Crestar's highest yielding loan type. Indicative of a competitive environment, yields on bank card loans fell from 14.47% in the first quarter of 1997 to 13.90% for the first quarter of 1998. Yields on securities held to maturity exhibited a 16 basis point increase in yield, while the yield on the larger securities available for sale portfolio decreased 1 basis point in the first quarter of the current year, compared to first quarter 1997 results. During the same time period, yields on money market investments experienced increases in average rates earned, reflecting higher federal funds rates and short-term investment rates for the current period. Yields on mortgage loans held for sale, however, were down 94 basis points for the first quarter of 1998 versus the same period of 1997. The average rate earned on total earning assets was down 14 basis points, to 7.84% in the first quarter of 1998, in comparison to first quarter 1997 results.

   Reflecting an environment of higher short-term interest costs, a competitive environment for consumer deposits, and the introduction of new consumer deposit products with rates tied to national money market yields, the average rate paid on total interest-bearing liabilities increased by 22 basis points during this period. Average rates paid on interest-bearing demand deposits increased from 3.00% in the first quarter of 1997 to 3.17% in the first three months of 1998. Average rates paid on domestic time deposits edged up 5 basis points from the first quarter of 1997, while average rates paid on regular savings deposits fell 21 basis points during the same time period. During the first quarter of 1998, average rates paid on certificates of deposit of $100,000 and over increased by 31 basis points, to 5.72%, from the levels of first quarter 1997. Crestar's average rate paid on total savings and time deposits rose from 3.78% in the first quarter of 1997 to 3.89% in the first quarter of 1998. Because this increase was less than the average increase in rates paid for short-term borrowings for the same time period, Crestar experienced a favorable impact from deposit funding sources on the net interest margin for the first quarter of 1998, in comparison to the net interest margin of 1997's first quarter. Average rates paid on short-term borrowings increased by 19 basis points from the first three months of 1997 to the same period of 1998. Interest rates paid on long-term debt also edged upward, by 7 basis points, during the first quarter of 1998 in comparison to the same period of 1997, reflecting scheduled reductions in lower-rate Federal Home Loan Bank obligations.

   Excluding the impact of derivative instruments utilized as hedges, the change in the Corporation's interest rate spreads had a negative impact of 18 basis points on Crestar's first quarter 1998 net interest margin, when compared to the first quarter of 1997. Average rates paid on funding sources increased at a lower level than short-term interest rates, contributing to a favorable impact of 8 basis points for the Corporation's net interest margin for the first quarter of 1998. This was offset by unfavorable changes in yields on earning assets during the same period, which caused an unfavorable impact of 26 basis points on the net interest margin for the first three months of 1998, in comparison to the same period of 1997.

   Overall changes in the average balances of earning assets resulted in a negative impact to the first quarter 1998 net interest margin of 4 basis points, in comparison to first quarter 1997 results. Within the loan portfolio, average balances of bank card loans fell by $208 million, or 16%, from average levels of the first quarter of 1997. Bank card loans have exhibited declining average balances during the past two years, as marketing efforts directed to new accounts have been curtailed from previous levels. Also, as lower promotional interest rates on selected bank card loans have expired, some customers have elected to pay-off or pay-down outstanding balances. Total business loans exhibited a 14% increase in average balances outstanding, due to substantial growth in commercial and real estate - construction loans. Real estate - income property loan average balances were down 2% from the first quarter of 1997. Consumer instalment loans increased 17% in the first quarter of 1998, or $704 million, compared to first quarter 1997 average balances, reflecting strong marketing efforts, and some purchases of individual loan portfolios. Consumer real estate - mortgage loans, which has historically been Crestar's lowest yielding loan category, increased $464 million or 15% from first quarter 1997 to first quarter 1998.

   Average balances of total securities decreased by $385 million, or 8%, from first quarter 1997 to first quarter 1998. Average balances of money market investments increased by $290 million during the same period. Reflecting record volumes of mortgage loan originations during the first quarter of 1998, average balances of mortgage loans held for sale were up $570 million, or 98%, over balances for the first quarter of 1997.

   Unfavorable changes in Crestar's funding sources resulted in a negative impact to the first quarter 1998 net interest margin of 15 basis points, in comparison to first quarter 1997 results. Average total deposits for the first quarter of 1998 increased by $900 million, to $16.4 billion, a 6% increase over first quarter 1997 average balances. Average balances of domestic time deposits, which are primarily composed of consumer certificates of deposit, decreased by $411 million or 9% from first quarter 1997 to first quarter 1998. Regular savings deposits also exhibited lower average balances, decreasing 11% from the first quarter of 1997. Average balances of certificates of deposits $100,000 and over increased by $688 million during the same time period, and represented 7% of average total deposits during the first quarter of 1998. Demand deposits, a noninterest bearing source of funds, exhibited an increase in average balances of $166 million, or 5%, during the first quarter of 1998, in comparison to the same period of 1997.

   Average balances of short-term borrowings increased $1.1 billion, or 34%, during the first quarter of 1998, in comparison to the first quarter of 1997. Average balances of long-term debt totaled $927 million for the first three months of 1998, representing an increase of $74 million over average balances of the same period of 1997. Short-term borrowings and long-term debt represented 19% and 4%, respectively, of total funding sources for the first quarter of 1998.

   Total off-balance sheet interest rate hedges had a positive impact on net interest income of $785 thousand during the first quarter of 1998, which was composed of a $596 thousand increase in interest income and a $189 thousand decrease in interest expense, based on the underlying asset or liability being hedged. The positive impact on the first quarter 1998 net interest margin equated to 1 basis point. In the first quarter of 1997, the comparable impact of hedging activity was a decrease to Crestar's total interest income of approximately $660 thousand and an increase to interest expense of $380 thousand, resulting in a negative impact of 2 basis points to that quarter's net interest margin. On a comparative basis, derivative instruments utilized as hedges contributed to a 3 basis point increase to Crestar's net interest margin in the first quarter of 1998, compared to the first quarter of 1997.

   Lower levels of nonperforming assets resulted in a favorable impact of 1 basis point to the Corporation's net interest margin for the first quarter of 1998, versus the same period of 1997.

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

   Despite the decline in net interest margin, Crestar's net interest income for the first quarter of 1998 increased 3% over the first quarter of 1997. Tax-equivalent net interest income similarly increased by 3% during this period. The increase reflects an 11% increase in average earning assets from the quarter ended March 31, 1997, which offset the Corporation's lower net interest margin realized during the first quarter of 1998.

Risk Exposures And Credit Quality
(Tables 4 and 5)

Crestar's allowance for loan losses totaled $281 million at March 31, 1998, representing 1.74% of period-end loans, 326% of period-end nonperforming assets, and a 429% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $67.0 million at March 31, 1998, with consumer loans representing 95% of this balance.

   At March 31, 1998, nonperforming assets of $86.1 million were down $14.7 million or 15% from March 31, 1997, and also down slightly from the December 31, 1997 balance of $86.2 million. The ratio of nonperforming assets to loans and foreclosed properties-net at March 31, 1998 was 0.53%, compared to 0.55% at December 31, 1997 and 0.71% at March 31, 1997. Future operating results could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of the assets of financial institutions, or adverse changes in credit quality.
   The provision for loan losses was $23.1 million for the first quarter of 1998, a decrease of $6.6 million from the $29.7 million provision expense recorded in the first quarter of 1997. Provision expense in the fourth quarter of 1997 was $23.3 million. Net charge-offs totaled $25.1 million in the first three months of 1998, compared to $29.7 million in the comparable period of 1997. Net charge-offs as a percentage of average loans were 0.64% for the first quarter of 1998, compared to 0.86% in the same period of 1997, and 0.64% for the fourth quarter of 1997. Business loans experienced net recoveries of $237 thousand during the first quarter of 1998, compared to net recoveries of $32 thousand in the comparable quarter of 1997. Consumer loan net charge-offs totaled $25.3 million in the first quarter of 1998, compared to net charge-offs of $24.9 million in the fourth quarter of 1997 and $29.7 million in the first quarter of 1997.
    The largest proportion of net loan charge-offs during the first quarter of 1998 occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $20.5 million in the first three months of 1998, compared to $23.4 million in 1997's first quarter and $19.5 million in the fourth quarter or 1997. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 7.26% for the first quarter of 1998, compared to 6.86% in the fourth quarter of 1997, and 6.98% in the first quarter of 1997.
   In Crestar's experience, the delinquency and loss performance of newly underwritten bank card loans typically do not reach their highest levels until after 24 months from origination. Crestar's bank card loss rates have been higher than originally expected due to an unanticipated decline in consumer payment performance, influenced by a substantive increase in consumer bankruptcy filings. Crestar's experience is similar to many others in the credit card business. The increase in the net charge-off ratio for the first quarter of 1998, in comparison to both the first quarter of 1997 and the fourth quarter of 1997, is a result of a more seasoned portfolio, higher than expected bankruptcies and the moderation of new bank card marketing programs. Moderating new marketing programs has contributed to a declines in outstanding bank card loan balances since 1996. Average outstanding balances of bank card loans have declined from $1.63 billion in the first quarter of 1996 to $1.13 billion for the first quarter of 1998, a decline of 31%. At March 31, 1998, bank card loans totaled $1.12 billion and represented 7% of Crestar's total loan portfolio.
   Net instalment loan charge-offs of $4.5 million were recorded in the first quarter of 1998, compared to $5.0 million in the fourth quarter of 1997 and $5.5 million for the first quarter of 1997. Real estate - mortgage net loan charge-offs totaled $260 thousand for the first quarter of 1998, compared to $328 thousand for the fourth quarter of 1997 and $813 thousand for the first quarter of 1997.
   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). REDI outstanding balances remained fairly stable and totaled $1.8 billion at March 31, 1998. This balance represented 11% of the total loan portfolio at that date. At December 31, 1997, REDI loans also represented 11% of the total loan portfolio. REDI nonperforming assets were $36.2 million at March 31, 1998, compared to $53.6 million at March 31, 1997 and $40.3 million at December 31, 1997.
   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans at March 31, 1998, not included in Table 5, totaled approximately $75 million. Commercial or real estate-income property related loans constitute over 90% of this balance. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $77 million at December 31, 1997 and $153 million at March 31, 1997. Fluctuations in potential problem loan balances from quarter to quarter should be viewed in the context of the size of Crestar's total loan portfolio, which was $16.1 billion at March 31, 1998.

Noninterest Income And Expense
(Table 6)
Noninterest income totaled $108.7 million in the first quarter of 1998, a $5.2 million or 5% increase over the first quarter of 1997. Excluding securities gains and losses, noninterest income increased $6.6 million or 7% over the results for the first three months of 1997. This increase reflects growth in the noninterest income categories of deposit account income, trust and investment advisory income, and mortgage origination income. Deposit account income, in part reflecting higher average balances of transaction-based deposit accounts, increased by $2.9 million or 10% from the first quarter of 1997. Trust and investment advisory income increased $2.7 million or 15% from 1997 levels. Mortgage origination income, net of expenses, totaled $15.1 million for the first quarter of 1998, compared to $0.9 million for the first quarter of 1997, reflecting record levels of real estate - mortgage loan originations by Crestar's mortgage banking subsidiary. Lower interest rates on home mortgage loans have led to high origination volumes, especially in comparison to the first quarter of 1997.
   Noninterest income for the first quarter of 1997 reflects gains on the sale of mortgage servicing rights of $6.5 million; there were no sales of servicing rights in the first quarter of 1998. Miscellaneous noninterest income increased by $3.9 million over the first quarter of 1997, primarily attributable to a first quarter 1998 gain arising from sale of loans. Increases in securities brokerage fees, mutual fund and insurance income were also experienced during this period. Included in noninterest income for the first quarter of 1997 was a non-recurring gain of $5.8 million (pre-tax) arising from the sale of two properties acquired in the Citizens Bancorp merger.
   Noninterest expense increased $1.0 million, or 1%, in the first quarter of 1998 compared to the same period of 1997. Excluding foreclosed properties expense, noninterest expense also increased 1% in the quarter. Total personnel costs, Crestar's largest expense category, were $100.9 million in the first quarter of 1998, a 2% increase over the same period of 1997. Advertising and marketing costs for the first quarter of 1998 reflect expanded marketing efforts within Crestar's marketplace, and in part soliciting new customers in a period of interstate banking mergers within Crestar's marketplace. FDIC deposit insurance expense totaled $0.4 million in the first quarter of 1998, versus $1.1 million in the first quarter of 1997. A net recovery of $0.5 million was recorded for foreclosed properties expense for the quarter ended March 31, 1998, compared to an expense of $0.7 million in the quarter ended March 31, 1997. Included in first quarter 1997 results are approximately $2.0 million in one-time expenses associated with the Citizens Bancorp merger, which was consummated on December 31, 1996.
   Noninterest expense for the three months ended March 31, 1998 includes $3.0 million of costs incurred in preparing the Corporation's data processing systems to be "Year 2000" compatible. The total cost for this conversion and testing process is estimated to be between $22 and $27 million, with the majority of costs expected to be incurred during 1998. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimate lives of the applicable assets. However, the majority of costs will be expensed as incurred. Through March 31, 1998, Crestar had incurred approximately $8.3 million of noninterest expense associated with the Year 2000 conversion project.
   The effective tax rate for the first quarter of 1998 was 35.5%, compared to 36.7% in the first quarter of 1997. Lower state income tax provisions contributed to the lower tax rate for 1998. Financial statement note 10 contains additional information concerning income taxes.

Financial Condition
(Table 7)
Crestar's assets totaled $26.1 billion at March 31, 1998, compared to $24.9 billion in assets at December 31, 1997, and $22.0 billion at March 31, 1997. Loan balances totaled $16.1 billion at March 31, 1998 compared to $15.7 billion at December 31, 1997 and $14.2 billion at March 31, 1997. Total deposits were $17.0 billion at the end of the first quarter of 1998, compared to $16.4 billion at December 31, 1997 and $15.8 billion at March 31, 1997. Excluding certificates of deposit of $100,000 or more, deposits totaled $15.8 billion at March 31, 1998, compared to $15.4 billion at December 31, 1997 and $15.1 billion at March 31, 1997.
   With respect to the securities held to maturity portfolio, market value exceeded the carrying value at March 31, 1998 by $4.6 million, consisting of $5.9 million in unrealized gains and $1.3 million of unrealized losses. At March 31, 1998, the amortized cost of securities available for sale exceeded the fair value of such securities by $4.8 million, consisting of $18.2 million in unrealized gains and $23.0 million in unrealized losses. Shareholders' equity at March 31, 1998 reflects a $2.8 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value at quarter-end, compared to an decrease of $0.7 million at December 31, 1997. At March 31, 1997, Crestar's shareholders' equity reflected a $57.6 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale is recorded as a component of shareholders' equity, and is classified as "accumulated other comprehensive income" on the consolidated balance sheet. Net unrealized gain or loss on securities available for sale will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on operating results or liquidity of Crestar.
   All mortgage-backed securities in the securities available for sale and securities held to maturity portfolios are subject to prepayment risk, since the mortgage loans underlying these securities can prepay at any time without penalty. This risk becomes apparent during periods of declining interest rates, when refinancing of existing mortgage loans can accelerate. During these periods, the expected maturity of mortgage-backed securities shortens due to prepayments, reducing the expected stream of future interest payments to be received. Similarly, prepayment risks exists within the company's loan portfolio. Home equity instalment loans and real estate mortgage loans are particularly susceptible to increased prepayments in a declining interest rate environment. The interest rate and prepayment risk associated with mortgage-backed securities and consumer loans is considered by management in assessing the overall asset/liability structure of the Corporation.
   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. Approximately 71% (market value) of Crestar's available for sale portfolio, and 59% (amortized cost) of the Corporation's securities held to maturity portfolio, was composed of mortgage-backed obligations of Federal agencies as of March 31, 1998. This category includes mortgage-backed securities of Federal agencies, as CMO securities guaranteed by Federal agencies such as the Federal Home Loan Mortgage Corporation. Securities classified as "Other taxable securities" can include non-government CMO securities, corporate debt obligations, and corporate obligations securitized by credit card or instalment loans. Other taxable securities classified as available for sale at March 31, 1998 included $901 million (market value) of non-government CMO obligations.
   During the first quarter of 1998, Crestar sold approximately $1.1 billion of securities classified as available for sale, generating net securities gains of $2.6 million. Such sales were consummated in conjunction with the overall management of interest rate and credit risk for the Corporation. Securities gains recorded in the first quarter of 1997 totaled $4.1 million.
   Also during the first quarter of 1998, Crestar issued $150 million in subordinated notes, having a stated interest rate of 6.5% and due on January 15, 2018. The notes were issued with embedded put and call options which could require Crestar to repurchase the notes at face value on January 15, 2008. If the debt is not repurchased by Crestar, the interest rate on the notes will be reset in January 2008 based on guidelines within the debt agreement. Proceeds from this long-term debt issuance were used for general corporate purposes, including funding for the maturity of $50 million in subordinated long-term notes in April 1998.

   Crestar purchased and retired 100,000 shares of common stock during the first quarter of 1998, at an average price of $54 per share. The purpose of these transactions was to retire shares previously issued in the November 1997 purchase of American National Bancorp, Inc.

   A common stock dividend of $.29 per share was declared and paid to shareholders during the first quarter of 1998. In April 1998, Crestar announced a common stock dividend increase, effective with the dividend to be paid on May 21, 1998, to $.33 per share. This represented a 14% increase from the previous quarterly dividend rate. The Corporation's objective is to pay dividends of at least 30% to 45% of earnings to common shareholders, with a current bias towards the higher end of this range, given the Corporation's strong capital position.

Liquidity, Market Risk And Interest Sensitivity
(Tables 8 - 10)
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities and customer needs. General strategies to accomplish this objective include maintaining a strong balance sheet, maintaining adequate core deposit levels, taking an acceptable level of interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.
   Core deposits provide a significant source of liquidity. Crestar's interest-bearing core deposits represented 51% of total funding sources at March 31, 1998 and 53% at December 31, 1997, compared to 59% at March 31, 1997. As an additional indication of strong liquidity, securities available for sale represented 19%, and money market investments an additional 4%, of Crestar's total earning assets at March 31, 1998.


   Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity prices. Like many financial institutions, Crestar's principal market risk is interest rate risk. Interest rate risk can be measured by looking at the volatility of projected net income as a result of possible changes in interest rates over a given period of time. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committee. The committee establishes limits on the earnings at risk for a current planning period, usually defined as either the current calendar year or the remainder of the current year plus the next calendar year. Established limits are subject to change, but have typically been 10% or less of projected net income for the planning period. Actions that can be taken to manage interest rate risk include changing the mix of floating rate versus fixed rate earning assets and funding sources, changes in average maturities within the securities available for sale portfolio through sales and purchases, the use of derivative instruments for interest rate conversions or to hedge interest risk, and marketing and product development efforts to attract new loans and deposits. The level of interest rate risk taken is based on management's assessment of the market environment, and will vary from period to period.
   A significant tool used by Crestar in assessing interest rate exposure is net interest income simulations. A net income forecast is prepared regularly based on a current interest rate forecast, in addition to numerous high and low interest rate scenarios involving changes in interest rates of up to and including 300 basis points from current interest rates. The various interest rate scenarios represent a reasonable range of interest rates. By its nature, the simulation process includes numerous assumptions, including assumptions on changes in average balances and yields, changes in deposit and loan mix, and forecasts of interest rate movements and prepayment levels. Prepayment assumptions are based on the expertise of management along with input from external financial market sources. The expected dynamics of the balance sheet, including shifts in loans and deposits, are included in the simulations. Also taken into account are the assumed effects of interest rate caps and floors. While the simulation process is a powerful tool in analyzing interest sensitivity, many of the assumptions used in the simulation process are both highly qualitative and subjective, and subject to the risk that past historical activity may not generate accurate predictions of future results.

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under a current interest rate scenario. Based on the most recent simulations as of March 31, 1998, Crestar's projected 9-month after-tax net income under the current interest rate scenario would decrease by approximately $6.1 million in a high interest rate scenario, and would remain relatively unchanged in a low interest rate scenario, if nothing else changed and no management actions were taken. These projections were based on interest rate increases of 225 basis points under a 9-month high interest rate scenario, and interest rate decreases of 110 basis points under a low interest rate scenario, from market interest rates in effect at March 31, 1998. Changes in interest rates under these simulations were projected at 25 basis points per month. The results of these projections were within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment under the high, low and current interest rate scenarios.
   Another management tool for assessing interest rate risk is the quantification of the economic fair value of shareholders' equity. Economic value of equity consists of the present value of all future cash flows from assets, liabilities and off-balance sheet items. Potential changes in the economic value of equity are calculated by projecting cash flows and then computing present values under a series of different interest rate scenarios. The economic value calculations include the valuation of instruments with option characteristics, using numerous interest rate path valuations and mathematical rate simulation techniques. Crestar has incorporated this tool as a significant component of its management of interest rate risk. Economic value measurement results at March 31, 1998 were within Crestar's internal guidelines.
   Each of the tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that its methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds. Assumptions can be inherently uncertain: actual results will differ from projected results due to changes in market conditions, management strategies and the timing and magnitude of interest rate changes.
   As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at March 31, 1998 are utilized to convert certain variable rate assets to fixed rates as part of the Corporation's interest risk management strategy. Interest rate caps are utilized to minimize interest rate risk associated with rising rates on floating rate money market deposits, fixed rate securities and fixed rate real estate loans. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative losses at March 31, 1998, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio. Interest rate swaps with a notional value of $300 million, used for interest rate risk management activities, were terminated prior to maturity during the first quarter of 1998; no material gains or losses were recognized on these terminations. At March 31, 1998 Crestar had a deferred gain of $4.0 million included in other assets, arising from the termination prior to maturity of interest rate floors during 1997. The deferred gain is being amortized over the remaining contractual life of the underlying hedging instruments. Terminations of derivative instruments prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.

   The notional amount of Crestar's interest rate swaps and caps (excluding customer positions where Crestar acts as an intermediary) was $4.1 billion at March 31, 1998. Forward contracts with a notional amount of $2.3 billion, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at March 31, 1998, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $6.4 billion at March 31, 1998. Tables 8, 9, and 10 present information regarding fair values, maturity, average rates, and activity as of and for the three month period ending March 31, 1998 for these off-balance sheet derivative instruments. Net unrealized losses on these instruments totaled $5.0 million as of March 31, 1998. Financial statement note 11 contains additional information pertaining to these types of agreements.

New Accounting Standards
On January 1, 1998, Crestar adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," as issued by the Financial Accounting Standards Board (FASB). SFAS 130 established standards for reporting and presentation of comprehensive income and its components within the Corporation's consolidated financial statements. SFAS 130 requires the disclosure of an amount that represents total comprehensive income, and the components of comprehensive income, in a consolidated financial statement. Balances and components of Crestar's comprehensive income for the three months ended March 31, 1998 and 1997 are disclosed within Crestar's Consolidated Statements of Changes in Shareholders' Equity. The component's of Crestar's comprehensive income are net income and net unrealized gain or loss on securities available for sale, net of reclassification adjustment. Period-end net unrealized gain or loss on securities available for sale is reflected in the Consolidated Balance Sheet, and the Consolidated Statement of Changes in Shareholders' Equity, as "Accumulated other comprehensive income." The adoption of SFAS 130 had no impact on the Corporation's financial position or results of operations.
   During the first quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises employer's disclosures about pension and other postretirement benefit plans, and standardizes certain disclosures for both types of benefit plans. The disclosure requirements of SFAS 132 will be effective for financial statements for the year ending December 31, 1998. Application of SFAS 132 will have no impact on the results of operations of Crestar.

Table 1  Financial Highlights
Dollars in millions, except per share data                   Three Months
                                                       -------------------------
                                                                               %
For the Period Ended March 31                          1998       1997    Change
Net Income                                            $84.9      $71.8        18
Basic Earnings Per Share:
 Net Income                                           $ .76      $ .65        17
 Average Shares Outstanding (000s)                  111,704    110,290         1
Diluted Earnings Per Share:
 Net Income                                           $ .75      $ .64        17
 Average Shares Outstanding (000s)                  113,222    111,579         1
Dividends Paid Per Common Share                       $ .29      $ .27         7
================================================================================
Key Ratios
Return on Average Assets                               1.41%      1.33%
Return on Average Equity                              16.41      16.06
Average Equity to Average Assets                       8.61       8.26
Net Interest Margin                                    4.18       4.51
At March 31
Book Value Per Share                                 $19.03     $16.48        15
Equity to Assets                                       8.17%      8.27%
Risk Adjusted Capital Ratios:
 Tier I                                                10.0       10.6
 Total                                                 13.1       13.4
Common Shares Outstanding (000s)                    111,938    110,300
================================================================================
Table 2  Analysis Of Diluted Earnings Per Share
                                                  1st Qtr. 1998    1st Qtr. 1998
                                                            vs.              vs.
                                                  1st Qtr. 1997    4th Qtr. 1997
Diluted Earnings Per Share - prior period                 $ .64            $ .74
--------------------------------------------------------------------------------
Interest income                                        .21                  .09
Interest expense                                      (.17)                (.06)
Provision for loan losses                              .04                    -
Securities gains                                      (.01)                 .01
Other noninterest income                               .04                 (.02)
Foreclosed properties expense                          .01                  .01
Other noninterest expense                             (.01)                   -
Change in effective income tax rate                    .01                 (.01)
Increase in shares outstanding                        (.01)                (.01)
--------------------------------------------------------------------------------
Net increase                                           .11                  .01
Diluted Earnings Per Share - current period          $ .75                $ .75
================================================================================

Table 3 Average Balances, Net Interest Income And Rate/Volume Analysis(1) Dollars in thousands


           1st Qtr.
      ------------------------------------
       Average Balance                             4th Qtr.
       ----------------                            Average
                               Increase            Balance
     1998            1997     (Decrease)            1997
     ----            ----     ----------            ----

        $               $              %               $
  4,540,123       3,811,305             19       4,233,553          Commercial
  1,222,918       1,244,956             (2)      1,267,652          Real estate - income property
    381,702         311,353             23         369,721          Real estate - construction
  4,809,541       4,105,535             17       4,848,092          Instalment
  1,130,487       1,338,742            (16)      1,137,318          Bank card
  3,515,622       3,051,743             15       3,330,084          Real estate - mortgage
---------------------------------------------------------------------------------------------------------------------------
 15,600,393      13,863,634             13      15,186,420           Total loans - net of unearned income(2)
    616,117         908,787            (32)        641,735          Securities held to maturity
  3,978,423       4,071,188             (2)      3,390,360          Securities available for sale
    647,881         357,462             81         545,397          Money market investments
  1,150,140         580,563             98         875,246          Mortgage loans held for sale
---------------------------------------------------------------------------------------------------------------------------
 21,992,954      19,781,634             11      20,639,158           Total earning assets
===========================================================================================================================
  6,429,487       5,796,084             11       6,013,541          Interest-bearing demand deposits
  1,432,363       1,609,952            (11)      1,455,579          Regular savings deposits
  4,091,130       4,501,822             (9)      4,116,515          Domestic time deposits
---------------------------------------------------------------------------------------------------------------------------
 11,952,980      11,907,858              -      11,585,635           Total interest-bearing core deposits
  5,376,486       3,627,747             48       4,697,174          Purchased liabilities
    927,180         853,204              9         811,621          Long-term debt
---------------------------------------------------------------------------------------------------------------------------
 18,256,646      16,388,809             11      17,094,430           Total interest-bearing liabilities
  3,736,308       3,392,825             10       3,544,728          Other sources - net
---------------------------------------------------------------------------------------------------------------------------
 21,992,954      19,781,634             11      20,639,158           Total sources of funds
                                                                    Net Interest Income
===========================================================================================================================



                                                            1st Qtr.
                                           -----------------------------------------------------
                                                            1998 vs. 1997
                                           --------------------------------
                                           Income/Expense(3)                       Change due to(4)
                                           -----------------      Increase       ---------------
                                           1998        1997      (Decrease)      Rate5      Volume
                                           ----        ----      ----------      -----      ------
                                                 $           $           $           $           $
 Commercial                                 90,862      75,382      15,480       1,099      14,381
 Real estate - income property              26,393      27,283        (890)       (420)       (470)
   Real estate - construction                8,431       7,072       1,359        (187)      1,546
   Instalment                               95,308      81,450      13,858        (199)     14,057
   Bank card                                38,117      46,939      (8,822)     (1,210)     (7,612)
   Real estate - mortgage                   67,597      59,321       8,276        (740)      9,016
---------------------------------------------------------------------------------------------------
    Total loans - net of unearned income2  326,708     297,447      29,261       9,929      19,332
   Securities held to maturity               9,533      13,708      (4,175)        239      (4,414)
   Securities available for sale            62,411      63,849      (1,438)         17      (1,455)
   Money market investments                  9,049       4,687       4,362         554       3,808
   Mortgage loans held for sale             20,571      11,640       8,931      (2,760)     11,691
---------------------------------------------------------------------------------------------------
    Total earning assets                   428,272     391,331      36,941      (6,990)     43,931
===================================================================================================
   Interest-bearing demand deposits         50,296      41,814       8,482       2,799       5,683
   Regular savings deposits                  8,126       9,964      (1,838)       (739)     (1,099)
   Domestic time deposits                   50,501      55,063      (4,562)        485      (5,047)
---------------------------------------------------------------------------------------------------
    Total interest-bearing core deposits   108,923     106,841       2,082       1,676         406
   Purchased liabilities                    72,302      46,675      25,627       3,169      22,458
   Long-term debt                           17,123      15,615       1,508         154       1,354
---------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities     198,348     169,131      29,217       9,903      19,314
   Other sources - net
---------------------------------------------------------------------------------------------------
    Total sources of funds                 198,348     169,131      29,217      10,273      18,944
   Net Interest Income                     229,924     222,200       7,724     (17,263)     24,987
===================================================================================================



                                                  1st Qtr. 1998 vs. 4th Qtr. 1997
                                          4th Qtr.
                                           Income/                   Change due to(4)
                                          Expense(3)    Increase
                                              1997    (Decrease)    Rate(5)       Volume



                                                   $           $           $           $
 Commercial                                   85,710       5,152      (1,033)      6,185
 Real estate - income property                28,505      (2,112)     (1,134)       (978)
   Real estate - construction                  8,294         137        (132)        269
   Instalment                                 98,156      (2,848)     (2,065)       (783)
   Bank card                                  38,920        (803)       (560)       (243)
   Real estate - mortgage                     64,779       2,818        (791)      3,609
-----------------------------------------------------------------------------------------
   Total loans - net of unearned income2      324,364       2,344      (6,521)     8,865
   Securities held to maturity                  9,942        (409)        (12)      (397)
   Securities available for sale               53,946       8,465        (892)     9,357
   Money market investments                     7,828       1,221        (250)     1,471
   Mortgage loans held for sale                16,222       4,349        (785)     5,134
-----------------------------------------------------------------------------------------
    Total earning assets                      412,302      15,970     (11,138)    27,108
=========================================================================================
   Interest-bearing demand deposits            47,142       3,154        (592)     3,746
   Regular savings deposits                     8,927        (801)       (659)      (142)
   Domestic time deposits                      51,546      (1,045)       (721)      (324)
-----------------------------------------------------------------------------------------
    Total interest-bearing core deposits      107,615       1,308      (2,121)     3,429
   Purchased liabilities                       65,134       7,168      (2,250)     9,418
   Long-term debt                              15,502       1,621        (586)     2,207
-----------------------------------------------------------------------------------------
    Total interest-bearing liabilities        188,251      10,097      (2,736)    12,833
   Other sources - net
-----------------------------------------------------------------------------------------
    Total sources of funds                    188,251      10,097      (2,284)    12,381
   Net Interest Income                        224,051       5,873      (8,854)    14,727
=========================================================================================




(1) Tax-equivalent basis.
(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(3) Includes tax-equivalent net loan fees (costs) of $310,000 and $(48,000) for the first quarter of 1998 and 1997, respectively, and $144,000 for the fourth quarter of 1997.
(4) Variances are computed on a line-by-line basis and are non-additive.
(5) Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4  Allowance For Loan Losses
Dollars in thousands                                         First Quarter

                                                            1998         1997
Beginning balance                                       $281,394     $268,868
--------------------------------------------------------------------------------
Allowance from acquisitions and other activities, net      1,531            -
--------------------------------------------------------------------------------
Provision for loan losses                                 23,096       29,698
Net charge-offs (recoveries):
 Commercial                                                 (202)         526
 Real estate - income property                              (396)        (462)
 Real estate - construction                                  361          (96)
 Instalment                                                4,521        5,545
 Bank card                                                20,508       23,370
 Real estate - mortgage                                      260          813
--------------------------------------------------------------------------------
 Total net charge-offs                                    25,052       29,696
--------------------------------------------------------------------------------
Balance, March 31                                       $280,969     $268,870
================================================================================
Allowance for loan losses to period-end loans               1.74%        1.89
Annualized net charge-offs to average loans                  .64          .86
================================================================================


Table 5  Nonperforming Assets(1) And Past Due Loans
Dollars in thousands                                                      March 31,           December 31,
                                                                --------------------------
Nonaccrual loans:                                                   1998              1997            1997
 Commercial                                                      $ 9,549           $15,921         $11,247
 Real estate - income property                                     7,212            12,612           6,412
 Real estate - construction                                       13,906            17,302          14,239
 Instalment                                                        8,043             2,987           3,292
 Real estate - mortgage                                           26,818            26,813          25,310
----------------------------------------------------------------------------------------------------------
 Total nonperforming loans1                                       65,528            75,635          60,500
Foreclosed properties - net                                       20,542            25,140          25,731
----------------------------------------------------------------------------------------------------------
 Total nonperforming assets1                                     $86,070          $100,775         $86,231
==========================================================================================================
Nonperforming assets1 to:
 Loans and foreclosed properties - net                               .53%              .71%            .55%
 Total assets                                                        .33               .46             .35
Allowance for loan losses to:
 Nonperforming assets1                                               326               267             326
 Nonperforming loans1                                                429               355             465
Allowance for loan losses plus shareholders'
 equity to nonperforming assets1                                   28.01x            20.70x          27.15x
==========================================================================================================
Accruing loans past due 90 days:
 Commercial                                                      $ 3,286           $12,137         $ 3,524
 Real estate - income property                                        63             1,451           1,750
 Real estate - construction                                          259                 -             216
 Instalment
  Student                                                         30,715            26,475          25,742
  Other                                                            6,123             5,326           6,886
 Bank card                                                        20,971            23,404          24,126
 Real estate - mortgage                                            5,543             7,179           6,023
----------------------------------------------------------------------------------------------------------
  Total accruing loans past due 90 days                          $66,960           $75,972         $68,267
==========================================================================================================


(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.


Table 6  Noninterest Income And Expense
In thousands
                                                                              First Quarter         Fourth
                                                                                                   Quarter
Noninterest Income                                                            1998        1997        1997
Service charges on deposit accounts                                       $ 33,067    $ 30,163    $ 33,318
Trust and investment advisory                                               20,119      17,453      19,773
Bank card-related                                                            8,810      12,648      10,317
Other service charges and fees                                               9,653       8,443      10,356
Mortgage origination - net                                                  15,102         902       9,116
Mortgage servicing - net                                                     2,352       5,131       3,403
Trading account activities                                                   1,345         947       1,505
Commissions on letters of credit                                             1,356       1,114       1,334
Gain on sale of mortgage servicing rights                                        -       6,450           -
Gain on sale of premises                                                         -       5,807         360
Gain on securitization of student loans                                          -           -       9,305
Miscellaneous                                                               14,246      10,345      10,829
Securities gains                                                             2,613       4,064       1,231
----------------------------------------------------------------------------------------------------------
 Total noninterest income                                                 $108,663    $103,467    $110,847
==========================================================================================================
Noninterest Expense
Salaries                                                                  $ 81,046    $ 78,388    $ 78,895
Benefits                                                                    19,759      20,954      20,728
----------------------------------------------------------------------------------------------------------
 Total personnel                                                           100,855      99,342      99,623
Occupancy - net                                                             13,154      16,158      15,216
Equipment                                                                   10,802       9,819      10,149
Communications                                                               9,970       8,845       9,865
Outside data services                                                        6,962       6,222       7,207
Professional fees and services                                               6,327       7,035       5,083
Advertising and marketing                                                    5,709       4,530       5,711
Amortization of purchased intangibles                                        4,793       4,227       4,434
Stationery, printing and supplies                                            3,608       2,713       2,746
Loan expense                                                                 2,883       2,815       3,503
Transportation                                                               1,855       1,725       1,826
FDIC premiums - net                                                            430       1,107         661
Foreclosed properties (net recoveries)                                        (517)        715       1,053
Miscellaneous                                                               14,155      14,752      14,934
----------------------------------------------------------------------------------------------------------
 Total noninterest expense                                                $180,986    $180,005    $182,011
==========================================================================================================

Table 7  Debt And Other Security Ratings
(as of April 30, 1998)
                                                                                    Standard       Thomson
Security                                                              Moody's      & Poor's      BankWatch
61/2% Subordinated Notes due 2018                                        Baa1          BBB+             A-
83/4% Subordinated Notes due 2004                                        Baa1          BBB+             A-
81/4% Subordinated Notes due 2002                                        Baa1          BBB+             A-
Commercial Paper                                                          P-2     Not rated          TBW-1
Crestar Bank Deposits:
 Long-Term                                                                 A2             A      Not rated
 Short-Term                                                               P-1           A-1          TBW-1
Crestar Capital Trust 1
 Preferred Stock                                                         Baa1           BBB      Not rated
===========================================================================================================


Table 8  Off-Balance Sheet Derivative Financial Instruments(1)
March 31, 1998                                            Average
                                               Weighted     Fixed   Estimated
Dollars in thousands                Notional    Average   Receive     Fair
                                     Balance   Maturity      Rate    Value      Comments
                                     -------   --------      ----    -----      --------
Interest Rate Conversions
 Generic interest rate swaps      $1,575,000   3.5 yrs.     6.20%               Notional amounts of $1.33
  Carrying amount(2)                                                  $ 2,066   billion and $250 million convert
   Commercial loan program                                                      floating rate commercial and
    Unrealized gains                                                   14,446   instalment loans, respectively,
    Unrealized losses                                                  (1,066)  to fixed rate. Floating rates paid
   Instalment loan program                                                      tied to LIBOR.
   Unrealized gains                                                       582
                                                                       ------
  Estimated fair value                                                 16,028
                                                                       ------
 Interest rate caps                  560,000   3.0 yrs.    6.85%(3)             Notional amount of $560 million
  Carrying amount(2)                                                    6,669   hedges the interest rate risk
   Money market deposit program                                                 associated with rising interest
    Unrealized gains                                                        2   rates on floating rate money
    Unrealized losses                                                  (3,834)  market deposits (strike rate tied
  Estimated fair value                                                  ------   to LIBOR).
                                                                         2,837
Market Value Hedges                                                     ------
 Interest rate caps                1,950,000   2.0 yrs.    7.56%(3)             Notional amount of $1.75 billion
  Carrying amount(2)                                                   11,685   hedges the market value of fixed
   Securities available for sale program(4)                                     rate securities available for sale
    Unrealized losses                                                 (10,268)  in a rising rate environment (strike
   Real estate income property loan program                                     rate for $800 million tied to 5 year
    Unrealized losses                                                    (663)  CMT; strike rate for $950 million
                                                                                tied to LIBOR). Notional amount
                                                                                of $200 million hedges the
                                                                                market value of fixed rate real
                                                                       ------   estate income property loans
  Estimated fair value                                                    754   (strike rate tied to LIBOR).
                                                                       -------
Hedges of Lending Commitments
 Forward contracts                 2,278,339    .2 yrs.       n/a               Hedges of residential mortgage
  Unrealized gains                                                      1,813   lending commitments.
  Unrealized losses                                                    (5,994)
                                                                       -------
 Estimated fair value                                                  (4,181)

   Total derivatives              $6,363,339                          $15,438
                                                                       =======


(1)Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
(2)Includes any accrued interest receivable and or payable balances, and unamortized premiums paid for interest rate caps.
(3)Represents average strike rate. For interest rate caps purchased, Crestar will receive interest if a specified market index rate rises above a fixed strike rate during the term of the contract. Any interest received is based on the difference between a higher index interest rate and the contractual cap rate, applied to the underlying notional balance. No interest payments are received if the index rate remains below the cap rate.
(4)The fair value of derivative interest rate caps hedging securities classified as available for sale is included in the total fair value of the securities available for sale portfolio. The unamortized premiums paid for such interest rate caps are included in the amortized cost basis of securities available for sale, with any unrealized gain or loss (net of tax) pertaining to these interest rate caps included in shareholders' equity as "Accumulated other comprehensive income."
n/a - Not applicable
LIBOR - London Interbank Offered Rates
5 year CMT - Yield on 5 year constant maturity U.S. Treasury securities

Table 9  Off-Balance Sheet Derivatives--Expected Maturities(1)


March 31, 1998
Dollars in thousands                   Within         One to         Three to         Over
                                     One Year    Three Years       Five Years   Five Years           Total
                                     --------    -----------       ----------   ----------           -----
Interest Rate Conversions
Generic interest rate swaps:
  Notional amount                         $ -      $ 600,000        $ 725,000     $250,000      $1,575,000
  Average fixed receive rate                -           5.93%            6.23%        6.74%           6.20%
  Carrying amount                         $ -          $ 132          $ 1,067        $ 867         $ 2,066
  Net unrealized gain                       -             94            5,278        8,590          13,962

 Interest rate caps
  Notional amount                    $ 10,000      $ 250,000        $ 300,000          $ -       $ 560,000
  Average strike rate                    6.25%          7.50%            6.33%           -            6.85%
  Carrying amount                         $ -        $ 1,084          $ 5,585          $ -         $ 6,669
  Unrealized gain (loss)                    2         (1,022)          (2,812)           -          (3,832)

Market Value Hedges
 Interest rate caps
  Notional amount                         $ -     $1,950,000              $ -          $ -      $1,950,000
  Average strike rate                       -           7.56%               -            -            7.56%
  Carrying amount                         $ -       $ 11,685              $ -          $ -        $ 11,685
  Unrealized loss                           -        (10,931)               -            -         (10,931)

Hedges of Lending Commitments
 Forward contracts:(2)
  Notional amount                  $2,278,339            $ -              $ -          $ -      $2,278,339
  Net unrealized loss                  (4,181)             -                -            -          (4,181)
   Total derivatives:
    Notional amount                $2,288,339     $2,800,000       $1,025,000     $250,000      $6,363,339
    Carrying amount                       $ -       $ 12,901          $ 6,652        $ 867        $ 20,420
    Net unrealized gain (loss)         (4,179)       (11,859)           2,466        8,590          (4,982)

     Estimated fair value            $ (4,179)       $ 1,042          $ 9,118      $ 9,457        $ 15,438
===========================================================================================================================


(1)Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
(2)Hedges of residential mortgage lending commitments.

Table 10  Off-Balance Sheet Derivatives Activity(1)
In thousands


                                     Interest Rate Conversions   Market Value       Hedges of
                                     -------------------------
                                          Interest    Interest         Hedges         Lending
                                                                 ------------
                                              Rate        Rate       Interest         Commit-
                                             Swaps        Caps      Rate Caps          ments(2)      Total
                                             -----        ----      ---------         -------        -----
Balance, January 1, 1998                $1,675,000    $460,000     $1,950,000      $1,459,888   $5,544,888
Additions                                  200,000     100,000              -       2,568,820    2,868,820
Terminations                              (300,000)          -              -               -     (300,000)
Maturities                                       -           -              -      (1,750,369)  (1,750,369)
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                 $1,575,000    $560,000     $1,950,000      $2,278,339   $6,363,339
===========================================================================================================


(1)Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
(2)Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 11  Selected Quarterly Financial Information
Dollars in thousands, except per share data


                                             1st Qtr.     4th Qtr.      3rd Qtr.     2nd Qtr.     1st Qtr.
                                             --------     --------      --------     --------     --------
Results of operations:                           1998         1997          1997         1997         1997
Net interest income(1)                       $229,924     $224,051      $220,041     $221,160     $222,200
Provision for loan losses                      23,096       23,300        19,099       36,000       29,698
----------------------------------------------------------------------------------------------------------
Net credit income                             206,828      200,751       200,942      185,160      192,502
Securities gains (losses)                       2,613        1,231           124          (91)       4,064
Other noninterest income                      106,050      109,616        95,985      111,107       99,403
----------------------------------------------------------------------------------------------------------
Net credit and noninterest income             315,491      311,598       297,051      296,176      295,969
Noninterest expense                           180,986      182,011       173,231      179,010      180,005
----------------------------------------------------------------------------------------------------------
Income before taxes                           134,505      129,587       123,820      117,166      115,964
Tax-equivalent adjustment                       2,964        2,860         2,903        2,851        2,540
Book tax expense                               46,668       44,032        41,374       38,525       41,644
----------------------------------------------------------------------------------------------------------
 Income tax expense                            49,632       46,892        44,277       41,376       44,184
Net Income                                   $ 84,873     $ 82,695      $ 79,543     $ 75,790     $ 71,780
==========================================================================================================
Basic
 Earnings per share                          $    .76      $   .75       $   .71      $   .69      $   .65
 Average shares outstanding (000s)            111,704      110,916       110,760      110,496      110,290
Diluted
 Earnings per share                          $    .75      $   .74       $   .71      $   .68      $   .64
 Average shares outstanding (000s)            113,222      112,423       112,069      111,602      111,579
Dividends paid                                    .29          .29           .29          .29          .27
==========================================================================================================
Selected ratios and other data:
Return on average assets                         1.41%        1.46%         1.47%        1.42%        1.33%
Return on average equity                        16.41        16.70         16.60        16.48        16.06
Net interest margin(1)                           4.18         4.35          4.47         4.58         4.51
Net charge-offs as % of average loans             .64          .64           .55          .73          .86
Allowance as % of period-end loans               1.74         1.79          1.90         1.96         1.89
Overhead ratio                                  53.45        54.35         54.79        53.89        55.27
Average equity to assets                         8.61         8.74          8.87         8.64         8.26
Average equity leverage                         11.61x       11.45x        11.28x       11.57x       12.11x
Full-time equivalent employees (period-end)     8,170        8,215         7,934        7,960        7,992
==========================================================================================================


(1)Tax-equivalent basis.

Table 12  Consolidated Average Balances/Net Interest Income/Rates(1)


                                                            Three Months Ended March 31,
                                              -----------------------------------------------------------
                                                       1998                            1997
                                              ------------------------------------------------------------
Dollars in thousands                                    Income/    Yield/                  Income/  Yield/
                                              Balance   Expense      Rate        Balance   Expense    Rate
                                              -------   -------      ----        -------   -------    ----
Assets                                              $         $         %              $         $       %
Securities held to maturity(2)                616,117     9,533      6.21        908,787    13,708    6.05
Securities available for sale(2)            3,978,423    62,411      6.28      4,071,188    63,849    6.29
Money market investments(2)                   647,881     9,049      5.66        357,462     4,687    5.32
Mortgage loans held for sale(2)              1,150,140    20,571      7.22        580,563    11,640    8.16
----------------------------------------------------------------------------------------------------------
Commercial                                  4,540,123    90,862      8.09      3,811,305    75,382    8.01
Real estate - income property               1,222,918    26,393      8.69      1,244,956    27,283    8.71
Real estate - construction                    381,702     8,431      8.95        311,353     7,072    8.98
Instalment                                  4,809,541    95,308      7.95      4,105,535    81,450    7.99
Bank card                                   1,130,487    38,117     13.90      1,338,742    46,939   14.47
Real estate - mortgage                      3,515,622    67,597      7.68      3,051,743    59,321    7.77
----------------------------------------------------------------------------------------------------------
 Total loans(2),(3)                        15,600,393   326,708      8.45     13,863,634   297,447    8.66
Allowance for loan losses                    (280,800)                          (269,094)
----------------------------------------------------------------------------------------------------------
 Loans - net                               15,319,593                         13,594,540
Cash and due from banks                       882,916                            863,561
Premises and equipment - net                  494,547                            443,699
Intangible assets - net                       193,335                            178,388
Foreclosed properties - net                    20,002                             28,503
Other assets                                  723,180                            621,980
----------------------------------------------------------------------------------------------------------
 Total Assets                              24,026,134                         21,648,671

Total Earning Assets                       21,992,954   428,272      7.84     19,781,634   391,331    7.98

Liabilities And Shareholders' Equity
Interest-bearing demand deposits            6,429,487    50,296      3.17      5,796,084    41,814    3.00
Regular savings deposits                    1,432,363     8,126      2.30      1,609,952     9,964    2.51
Domestic time deposits                      4,091,130    50,501      5.04      4,501,822    55,063    4.99
Certificates of deposit $100,000 and over   1,203,860    16,974      5.72        515,895     6,878    5.41
----------------------------------------------------------------------------------------------------------
 Total savings and time deposits(2)        13,156,840   125,897      3.89     12,423,753   113,719    3.78
Demand deposits                             3,289,652                          3,123,006
----------------------------------------------------------------------------------------------------------
 Total deposits                            16,446,492                         15,546,759
Short-term borrowings(2)                    4,172,626    55,328      5.37      3,111,852    39,797    5.18
Long-term debt(2)                             927,180    17,123      7.39        853,204    15,615    7.32
Other liabilities                             410,387                            348,684
----------------------------------------------------------------------------------------------------------
 Total liabilities                         21,956,685                         19,860,499
----------------------------------------------------------------------------------------------------------
 Total shareholders' equity                 2,069,449                          1,788,172
Total Liabilities And Shareholders' Equity 24,026,134                         21,648,671

Total interest-bearing liabilities         18,256,646   198,348      4.41     16,388,809   169,131    4.19
Other sources - net                         3,736,308                          3,392,825
----------------------------------------------------------------------------------------------------------
Total Sources Of Funds                     21,992,954   198,348      3.66     19,781,634   169,131    3.47

Net Interest Spread                                                  3.43                             3.79
Net Interest Income/Margin                              229,924      4.18                  222,200    4.51
==========================================================================================================

                                       31

                                              Three Months Ended December 31,
                                              -------------------------------
                                                           1997
                                                           ----
Dollars in thousands                                         Income/   Yield/
                                                 Balance     Expense     Rate
                                                 -------     -------     ----
[S] [C]
Assets                                                 $           $        %
Securities held to maturity(2)                   641,735       9,942     6.18
Securities available for sale(2)               3,390,360      53,946     6.36
Money market investments(2)                      545,397       7,828     5.69
Mortgage loans held for sale(2)                  875,246      16,222     7.46
-----------------------------------------------------------------------------
Commercial                                     4,233,553      85,710     8.01
Real estate - income property                  1,267,652      28,505     8.73
Real estate - construction                       369,721       8,294     8.90
Instalment                                     4,848,092      98,156     8.11
Bank card                                      1,137,318      38,920    14.11
Real estate - mortgage                         3,330,084      64,779     7.78
-----------------------------------------------------------------------------
 Total loans(2),(3)                           15,186,420     324,364     8.53
Allowance for loan losses                       (283,442)
-----------------------------------------------------------------------------
 Loans - net                                  14,902,978
Cash and due from banks                          888,770
Premises and equipment - net                     479,998
Intangible assets - net                          183,461
Foreclosed properties - net                       25,350
Other assets                                     736,356
-----------------------------------------------------------------------------
 Total Assets                                 22,669,651
                                              ==========
Total Earning Assets                          20,639,158     412,302     7.98
                                              ==========     =======     ====
Liabilities And Shareholders' Equity
Interest-bearing demand deposits               6,013,541      47,142     3.11
Regular savings deposits                       1,455,579       8,927     2.43
Domestic time deposits                         4,116,515      51,546     5.01
Certificates of deposit $100,000 and over      1,258,737      18,292     5.77
-----------------------------------------------------------------------------
 Total savings and time deposits2             12,844,372     125,907     3.90
Demand deposits                                3,208,940
-----------------------------------------------------------------------------
 Total deposits                               16,053,312
Short-term borrowings(2)                       3,438,437      46,842     5.40
Long-term debt(2)                                811,621      15,502     7.64
Other liabilities                                385,846
-----------------------------------------------------------------------------
 Total liabilities                            20,689,216
-----------------------------------------------------------------------------
 Total shareholders' equity                    1,980,435
Total Liabilities And Shareholders' Equity    22,669,651

Total interest-bearing liabilities            17,094,430     188,251     4.38
Other sources - net                            3,544,728
-----------------------------------------------------------------------------
Total Sources Of Funds                        20,639,158     188,251     3.63

Net Interest Spread                                                      3.60
Net Interest Income/Margin                                   224,051     4.35
=============================================================================

(1)Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.
(2)Indicates earning asset or interest-bearing liability.
(3)Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Crestar Financial Corporation
                                            ------------------------------------
                                                        Registrant




Date  May 15, 1998                           /s/ James D. Barr
      -----------------                     ------------------------------------
                                              James D. Barr
                                              Executive Vice President,
                                              Controller and Treasurer