Form 10-Q
period 1998-06-30
CRESTAR FINANCIAL CORP
filed 1998-08-12
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                   Form 10-Q



                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File Number        1-7083
                        -----------------

                         Crestar Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Virginia                                 54-0722175
-------------------------------------------------------------------------------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

 919 E. Main Street, P.O. Box 26665, Richmond, Virginia            23261-6665
------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

                                 (804)782-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
     -------       --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at July 31, 1998
---------------------------------     ----------------------------------------
Common Stock, $5 par value                          112,279,966

                 Crestar Financial Corporation And Subsidiaries

                                   Form 10-Q

                      For The Quarter Ended June 30, 1998



Part I.   Financial Information

          Item 1.   Financial Statements:
                                                                                                      Page

                    Consolidated Balance Sheets                                                          3

                    Consolidated Statements Of Income                                                    4

                    Consolidated Statements Of Changes In Shareholders' Equity                         5-6

                    Consolidated Statements Of Cash Flows                                                7

                    Notes To Consolidated Financial Statements                                        8-13

          Item 2.   Management's Discussion And Analysis Of Financial Condition And
                    Results Of Operations:

                    Financial Commentary                                                             14-35

Part II.  Other Information

          Item 4.   Submission Of Matters To A Vote Of Security Holders                                 36

          Item 6.   Exhibits And Reports On Form 8-K:

There were no reports on Form 8-K filed during the three months ended June 30, 1998.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries


Dollars in thousands, except share data                                     June 30,
                                                                     ----------------------    December 31,
                                                                       1998           1997            1997
Assets
Cash and due from banks                                           $ 939,382      $ 974,362     $ 1,175,314
Securities held to maturity (note 2)                                578,813        715,516         626,716
Securities available for sale (note 3)                            4,210,810      3,518,420       3,839,006
Money market investments (note 4)                                   887,979      1,364,741       1,431,790
Loans held for sale                                               2,176,670        643,080         964,697
Loans (note 5):
 Business Loans:
  Commercial                                                      5,136,230      4,028,852       4,666,505
  Real estate - income property                                   1,176,314      1,289,423       1,254,079
  Real estate - construction                                        402,670        328,459         381,413
 Consumer Loans:
  Instalment                                                      5,385,873      4,093,346       4,846,857
  Bank card                                                         507,245      1,210,242       1,153,937
  Real estate - mortgage                                          3,342,579      3,308,393       3,374,199
-----------------------------------------------------------------------------------------------------------
   Total Loans                                                   15,950,911     14,258,715      15,676,990
  Less: Allowance for loan losses (note 6)                         (246,017)      (279,190)       (281,394)
-----------------------------------------------------------------------------------------------------------
   Loans - net                                                   15,704,894     13,979,525      15,395,596
-----------------------------------------------------------------------------------------------------------
Premises and equipment - net                                        479,759        459,275         486,111
Intangible assets - net                                             199,447        172,280         197,420
Foreclosed properties - net (notes 5 and 7)                          16,652         34,243          25,731
Other assets                                                        966,767        948,361         786,135
-----------------------------------------------------------------------------------------------------------
 Total Assets                                                   $26,161,173    $22,809,803     $24,928,516
===========================================================================================================

Liabilities
Demand deposits                                                 $ 3,766,030    $ 3,383,317     $ 3,540,340
Interest-bearing demand deposits                                  6,918,653      5,748,638       6,257,114
Regular savings deposits                                          1,397,567      1,552,860       1,448,589
Domestic time deposits                                            3,919,809      4,317,373       4,191,151
Certificates of deposit $100,000 and over                         1,868,122        844,271         932,058
-----------------------------------------------------------------------------------------------------------
 Total deposits                                                  17,870,181     15,846,459      16,369,252
Short-term borrowings (note 8)                                    4,639,407      3,841,043       4,789,045
Other liabilities                                                   498,281        403,161         879,073
Long-term debt (note 9)                                             947,704        819,071         831,383
-----------------------------------------------------------------------------------------------------------
 Total Liabilities                                               23,955,573     20,909,734      22,868,753
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                 -              -               -
Common stock, $5 par value. Authorized 200,000,000 shares;
 outstanding 112,219,738 and 110,638,161 at June 30, 1998
 and 1997, respectively; 111,420,187 at December 31, 1997           561,099        553,191         557,101
Capital surplus                                                     382,180        261,789         340,623
Retained earnings                                                 1,255,891      1,114,028       1,162,767
Accumulated other comprehensive income (note 3)                       6,430        (28,939)           (728)
-----------------------------------------------------------------------------------------------------------
 Total Shareholders' Equity                                       2,205,600      1,900,069       2,059,763
Commitments and contingencies (note 11)
-----------------------------------------------------------------------------------------------------------
 Total Liabilities And Shareholders' Equity                     $26,161,173    $22,809,803     $24,928,516
===========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries

In thousands, except per share data               Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                           1998          1997           1998          1997
Income From Earning Assets
Interest and fees on loans                             $337,053      $301,991       $661,392      $597,537
Interest on securities held to maturity                   8,400        10,882         17,355        23,974
Interest and dividends on securities available for sale  68,791        59,875        131,202       123,724
Income on money market investments                        3,180         2,248         12,212         6,912
Interest on mortgage loans held for sale                 28,542        10,618         49,113        22,258
-----------------------------------------------------------------------------------------------------------
 Total income from earning assets                       445,966       385,614        871,274       774,405
-----------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing demand deposits                         55,182        42,939        105,478        84,753
Regular savings deposits                                  8,168         9,768         16,294        19,732
Domestic time deposits                                   49,482        53,450         99,983       108,513
Certificates of deposit $100,000 and over                20,062        11,608         37,036        18,486
-----------------------------------------------------------------------------------------------------------
 Total interest on deposits                             132,894       117,765        258,791       231,484
Short-term borrowings                                    63,038        33,949        118,366        73,746
Long-term debt                                           16,600        15,591         33,723        31,206
-----------------------------------------------------------------------------------------------------------
 Total interest expense                                 212,532       167,305        410,880       336,436
-----------------------------------------------------------------------------------------------------------
Net Interest Income                                     233,434       218,309        460,394       437,969
Provision for loan losses (note 6)                       21,811        36,000         44,907        65,698
-----------------------------------------------------------------------------------------------------------
Net Credit Income                                       211,623       182,309        415,487       372,271
-----------------------------------------------------------------------------------------------------------
Noninterest Income
Service charges on deposit accounts                      34,860        31,731         67,927        61,894
Trust and investment advisory income                     20,950        17,887         41,069        35,340
Bank card-related income                                  9,360         9,771         18,170        22,419
Other income                                             48,798        51,718         92,852        90,857
Gains (losses) from sale of securities                    2,542           (91)         5,155         3,973
-----------------------------------------------------------------------------------------------------------
 Total noninterest income                               116,510       111,016        225,173       214,483
-----------------------------------------------------------------------------------------------------------
Net Credit And Noninterest Income                       328,133       293,325        640,660       586,754
-----------------------------------------------------------------------------------------------------------
Noninterest Expense
Personnel expense                                       102,123        96,547        202,978       195,889
Occupancy expense - net                                  13,893        13,685         27,047        29,843
Equipment expense                                        10,962        11,462         21,764        21,281
Other expense                                            64,702        57,316        120,877       112,002
-----------------------------------------------------------------------------------------------------------
 Total noninterest expense                              191,680       179,010        372,666       359,015
-----------------------------------------------------------------------------------------------------------
Income Before Income Taxes                              136,453       114,315        267,994       227,739
Income tax expense (note 10)                             49,025        38,525         95,693        80,169
-----------------------------------------------------------------------------------------------------------
Net Income                                             $ 87,428      $ 75,790       $172,301      $147,570
===========================================================================================================
Earnings Per Share
Basic                                                  $    .78      $    .69       $   1.54      $   1.34
Diluted                                                     .77           .68           1.52          1.32
===========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

For the three months ended June 30, 1998 and 1997
In thousands

                                                                    Capital     Accumulated
                                       Shares of                Surplus and           Other
                                          Common      Common       Retained   Comprehensive
                                           Stock       Stock       Earnings          Income          Total
Balance, April 1, 1998                   111,938    $559,690     $1,573,286         $(2,793)    $2,130,183
Comprehensive Income:
 Net Income                                    -           -         87,428               -         87,428
 Net unrealized gain on securities
  available for sale, net of
  reclassification adjustment (note 3)         -           -              -           9,223          9,223
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                           -           -         87,428           9,223         96,651
Cash dividends declared on
 common stock                                  -           -        (36,977)              -        (36,977)
Common stock purchased and retired           (95)       (475)        (4,976)              -         (5,451)
Common stock issued:
 For acquisition of financial institution    124         621          8,322               -          8,943
 For dividend reinvestment plan              146         727          7,468               -          8,195
 For thrift and profit sharing plan           28         141          1,493               -          1,634
 Upon exercise of stock options
  (including tax benefit of $811)             79         395          2,027               -          2,422
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                   112,220    $561,099     $1,638,071          $6,430     $2,205,600
===========================================================================================================================
Balance, April 1, 1997                   110,300    $551,499     $1,323,415        $(57,567)    $1,817,347
Comprehensive Income:
 Net Income                                    -           -         75,790               -         75,790
 Net unrealized gain on securities
  available for sale, net of
  reclassification adjustment (note 3)         -           -              -          28,628         28,628
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                           -           -         75,790          28,628        104,418
Cash dividends declared on
 common stock                                  -           -        (32,309)              -        (32,309)
Common stock issued:
 For dividend reinvestment plan              212       1,062          6,526               -          7,588
 For thrift and profit sharing plan            3          14             91               -            105
 For other stock compensation plans           19          96            325               -            421
 Upon exercise of stock options
  (including tax benefit of $780)            104         520          1,979               -          2,499
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                   110,638    $553,191     $1,375,817        $(28,939)    $1,900,069
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

For the six months ended June 30, 1998 and 1997

In thousands                                                        Capital     Accumulated
                                       Shares of                Surplus and           Other
                                          Common      Common       Retained   Comprehensive
                                           Stock       Stock       Earnings          Income          Total
Balance, January 1, 1998                 111,420    $557,101     $1,503,390          $ (728)    $2,059,763
Comprehensive Income:
 Net Income                                    -           -        172,301               -        172,301
 Net unrealized gain on securities
  available for sale, net of
  reclassification adjustment (note 3)         -           -              -           7,158          7,158
-----------------------------------------------------------------------------------------------------------
Comprehensive Income                           -           -        172,301           7,158        179,459
Cash dividends declared on
 common stock                                  -           -        (69,289)              -        (69,289)
Common stock purchased and retired          (195)       (975)        (9,888)              -        (10,863)
Common stock issued:
 For acquisition of financial institution    124         621          8,322               -          8,943
 For dividend reinvestment plan              299       1,493         14,764               -         16,257
 For thrift and profit sharing plan          236       1,181         11,776               -         12,957
 For other stock compensation plans            3          13             88               -            101
 Upon exercise of stock options
  (including tax benefit of $2,810)          333       1,665          6,607               -          8,272
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                   112,220    $561,099     $1,638,071         $ 6,430     $2,205,600
===========================================================================================================
Balance, January 1, 1997                 109,870    $549,350     $1,251,444        $(21,284)    $1,779,510
Comprehensive Income:
 Net Income                                    -           -        147,570               -        147,570
 Net unrealized loss on securities
  available for sale, net of
  reclassification adjustment (note 3)         -           -              -          (7,655)        (7,655)
-----------------------------------------------------------------------------------------------------------
Comprehensive Income                           -           -        147,570          (7,655)       139,915
Cash dividends declared on
 common stock                                  -           -        (32,309)              -        (32,309)
Common stock purchased and retired          (824)     (4,118)       (25,621)              -        (29,739)
Cash paid in lieu of fractional shares        (5)        (24)          (140)              -           (164)
Common stock issued:
 For dividend reinvestment plan              382       1,911         11,636               -         13,547
 For thrift and profit sharing plan          185         924          5,738               -          6,662
 For other stock compensation plans           73         364          1,903               -          2,267
 Upon exercise of stock options
  (including tax benefit of $7,347)          957       4,784         15,596               -         20,380
-----------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                   110,638    $553,191     $1,375,817        $(28,939)    $1,900,069
===========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries

In thousands                                                                     Six Months Ended June 30,
                                                                               ----------------------------
                                                                                      1998            1997
Operating       Net Income                                                       $ 172,301       $ 147,570
Activities      Adjustments to reconcile net income to net cash provided
                 (used) by operating activities:
                  Provisions for loan losses, foreclosed properties and
                   other losses                                                     43,806          65,698
                  Depreciation and amortization of premises and equipment           25,319          23,361
                  Amortization of intangible assets                                  9,769           8,433
                  Deferred income tax expense (benefit)                             22,490          (6,727)
                  Net gain on sales of securities, loans and other assets          (10,824)        (20,230)
                  Gain on sale of merchant card processing                               -         (17,325)
                  Origination and purchase of loans held for sale               (4,765,519)     (1,218,769)
                  Proceeds from sales of loans held for sale                     4,121,546       1,234,527
                  Net decrease (increase) in accrued interest receivable,
                   prepaid expenses and other assets                               (57,805)         15,350
                  Net increase in accrued interest payable, accrued
                   expenses and other liabilities                                   42,472          18,442
                  Other, net                                                        19,519             759
                -------------------------------------------------------------------------------------------
                  Net cash provided (used) by operating activities                (376,926)        251,089
-----------------------------------------------------------------------------------------------------------
Investing       Proceeds from maturities and calls of securities held to maturity   63,786         265,758
Activities      Proceeds from maturities and calls of securities
                  available for sale                                               399,360         213,309
                Proceeds from sales of securities available for sale             2,254,547       1,939,142
                Purchases of securities held to maturity                           (16,343)        (11,957)
                Purchases of securities available for sale                      (3,451,693)     (1,557,756)
                Net decrease (increase) in money market investments                550,323        (614,926)
                Principal collected on non-bank subsidiary loans                    57,037          58,504
                Loans originated by non-bank subsidiaries                          (96,227)        (60,282)
                Proceeds from sales of loans                                       149,018          27,269
                Net increase in other loans                                       (572,838)         (7,124)
                Purchases of premises and equipment                                (28,681)        (60,937)
                Proceeds from the sales of foreclosed properties, mortgage
                 servicing rights and merchant card processing                      32,355          49,026
                Purchases of net assets of financial institutions                    1,437               -
                Purchases of loans and loan portfolios                            (560,021)       (420,063)
                Proceeds from sales of premises                                          -           7,945
                Other, net                                                         (63,083)        (10,963)
                -------------------------------------------------------------------------------------------
                Net cash used by investing activities                           (1,281,023)       (183,055)
-----------------------------------------------------------------------------------------------------------
Financing       Net increase (decrease) in demand, interest-bearing demand
Activities       and regular savings deposits                                      836,207        (202,404)
                Net increase in certificates of deposit                            664,722         377,653
                Net decrease in short-term borrowings                             (149,638)       (275,008)
                Proceeds from issuance of long-term debt                           202,695               -
                Principal payments on long-term debt                               (86,344)        (40,314)
                Cash dividends paid                                                (69,289)        (61,974)
                Common stock purchased and retired                                 (10,863)        (29,739)
                Proceeds from the issuance of common stock                          34,676          33,242
                Other, net                                                            (149)           (164)
                -------------------------------------------------------------------------------------------
                Net cash provided (used) by financing activities                 1,422,017        (198,708)
-----------------------------------------------------------------------------------------------------------
Cash And        Decrease in cash and cash equivalents                             (235,932)       (130,674)
Cash            Cash and cash equivalents at beginning of year                   1,175,314       1,105,036
Equivalents     -------------------------------------------------------------------------------------------
                Cash and cash equivalents at end of quarter                      $ 939,382       $ 974,362
===========================================================================================================

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries

(1) General

The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. All adjustments are of a normal nature. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1997 Annual Report and Form 10-K and first quarter 1998 Form 10-Q.

   On April 15, 1998, Crestar acquired Executive Auto Leasing, Inc. (Executive), a privately-held auto leasing company based in Maryland with total assets of approximately $21 million at date of acquisition. The acquisition of Executive has been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at date of acquisition. Crestar's second quarter 1998 financial statements include the results of operations of the assets purchased and liabilities assumed from Executive from the date of purchase. Results of operations of Executive did not have a material impact on Crestar's consolidated operating results for the second quarter of 1998.

   Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $199.1 million and $171.9 million at June 30, 1998 and 1997, respectively, and favorable lease rights of $344,000 and $400,000, respectively.

   Capitalized mortgage servicing rights of $105.2 million and $45.9 at June 30, 1998 and 1997, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $73 million and $11 million were capitalized during the first six months of 1998 and 1997, respectively. The fair value of capitalized mortgage servicing rights was approximately $126 million at June 30, 1998. Amortization of capitalized mortgage servicing rights was approximately $12 million and $6 million in the first six months of 1998 and 1997, respectively.

   During the first six months of 1998 and 1997, Crestar capitalized interest of $1.6 million and $1.2 million, respectively, associated with construction in progress.

(2) Securities Held To Maturity

The amortized cost (carrying values) and estimated market values of securities held to maturity at June 30 follow:

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                    1998                        1997
                                                      -----------------------      -----------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                     $190,708      $191,560       $197,788      $196,323
Mortgage-backed obligations of Federal agencies         339,638       343,668        464,173       464,524
Other taxable securities                                  2,792         2,791          3,034         3,025
States and political subdivisions                        45,675        46,641         50,521        51,444
----------------------------------------------------------------------------------------------------------

 Total securities held to maturity                     $578,813      $584,660       $715,516      $715,316
==========================================================================================================

(3) Securities Available For Sale

The amortized cost and estimated market values (carrying values) of securities available for sale at June 30 follow:

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                   1998                        1997
                                                      -----------------------      -----------------------
                                                      Amortized        Market      Amortized        Market
                                                           Cost         Value           Cost         Value
U.S. Treasury and Federal agencies                    $ 239,872     $ 239,820      $ 604,863     $ 599,569
Mortgage-backed obligations of Federal agencies       2,882,361     2,885,909      2,164,126     2,125,494
Other taxable securities                                878,137       883,351        546,437       544,686
Common and preferred stocks                             201,018       201,730        247,983       248,671
----------------------------------------------------------------------------------------------------------
 Total securities available for sale                 $4,201,388    $4,210,810     $3,563,409    $3,518,420
==========================================================================================================

The period-end net unrealized gain or loss on securities available for sale, net of tax, is reflected in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity as "Accumulated other comprehensive income." For the three months and six months ended June 30, 1998 and 1997, the net unrealized gain or loss on securities available for sale reflected in the Statement of Changes in Shareholders' Equity is net of reclassification adjustments for gains from sale of securities, net of tax, as included in net income. Gains from the sale of securities during the three months and six months ended June 30, 1998 totaled $2.5 million and $5.2 million, respectively. Net of income tax expense of approximately $0.9 million, and $1.8 million for the three months and six months ended June 30, 1998, the gains resulted in reclassification adjustments of $1.6 million and $3.4 million, respectively. Gains (losses) from sale of securities during the three months and six months ended June 30, 1997 totaled $(0.1) million and $4.0 million, respectively. Net of income tax expense (benefit) of approximately $(40) thousand and $1.4 million for the three months and six months ended, June 30, 1997, the gains (losses) resulted in reclassification adjustments of $(60) thousand and $2.6 million, respectively.

   At June 30, 1998, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge the probable market value decline in a rising interest rate environment. The interest rate caps, which have a notional balance of $1.75 billion, have a cost basis of $9.7 million and a market value of $297,000 at June 30, 1998. The cost basis of the interest rate caps is being amortized as a reduction of interest income on securities available for sale. Amortization of the cost basis of the interest rate caps totaled $1.3 million and $2.7 million for the three month and six month periods ended March 31, 1998, respectively.


(4) Money Market Investments

Money market investments at June 30 included:


------------------------------------------------------------------------------
------------------------------------------------------------------------------
In thousands                                                1998          1997
Federal funds sold                                      $752,700     $ 163,506
Securities purchased under agreements to resell                -     1,095,300
Time deposits                                            100,042        75,042
U.S. Treasury                                              8,624         8,263
Trading account securities                                13,351        11,706
Other                                                     13,262        10,924
------------------------------------------------------------------------------
 Total money market investments                         $887,979    $1,364,741
==============================================================================

(5) Nonperforming Assets And Impaired Loans

Nonperforming assets at June 30 are shown below. Loans that are past due 90 days or more and continue to accrue interest, due to an assessment of collectibility, are excluded from the definition of nonperforming assets. Such loans totaled $51.8 million and $58.7 million at June 30, 1998 and 1997, respectively.

--------------------------------------------------------------
--------------------------------------------------------------
In thousands                                1998          1997
Nonaccrual loans                         $59,329       $57,813
Foreclosed properties - net               16,652        34,243
--------------------------------------------------------------
 Total nonperforming assets              $75,981       $92,056
==============================================================


Transfers from nonperforming loans to foreclosed properties (non-cash additions) were $2.3 million and $7.5 million in the first six months of 1998 and 1997, respectively. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and their allocated valuation allowances at June 30, 1998 and 1997 were $15.8 million with an allowance of $2.8 million and $12.1 million with an allowance of $2.2 million, respectively. All impaired loans had an allocated valuation allowance at June 30, 1998 and 1997. Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at June 30, 1998. The average recorded investment in impaired loans for the six months ended June 30, 1998 and 1997 was $14.3 million and $22.8 million, respectively. There was no material interest income recognized on impaired loans in the three months and six months ended June 30, 1998 and 1997.

(6) Allowance For Loan Losses

Transactions in the allowance for loan losses for the three months and six months ended June 30 were:

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
In thousands                                                Three Months                 Six Months
                                                       ----------------------       ----------------------
                                                           1998          1997           1998          1997
Beginning balance                                      $280,969      $268,870       $281,394      $268,868
-----------------------------------------------------------------------------------------------------------
Charge-offs                                             (27,518)      (33,341)       (58,766)      (70,416)
Recoveries                                                5,729         7,661         11,925        15,040
-----------------------------------------------------------------------------------------------------------
 Net charge-offs                                        (21,789)      (25,680)       (46,841)      (55,376)
Provision for loan losses                                21,811        36,000         44,907        65,698
Allowance of loans transferred to loans held for sale   (35,000)            -        (35,000)            -
Allowance from acquisitions and other activity - net         26             -          1,557             -
-----------------------------------------------------------------------------------------------------------
 Net increase (decrease)                                (34,952)       10,320        (35,377)       10,322
-----------------------------------------------------------------------------------------------------------
Ending balance                                         $246,017      $279,190       $246,017      $279,190
===========================================================================================================


(7) Allowance For Foreclosed Properties

Transactions in the allowance for losses on foreclosed properties for the three months and six months ended June 30 were:

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
In thousands                                                 Three Months                 Six Months
                                                         --------------------        ---------------------
                                                           1998          1997           1998          1997
Beginning balance                                        $4,349       $18,076        $13,191       $18,449
Provision for foreclosed properties                           -             -         (1,100)            -
Write-downs                                              (1,946)          (91)        (9,688)         (464)
-----------------------------------------------------------------------------------------------------------
Ending balance                                           $2,403       $17,985        $ 2,403       $17,985
===========================================================================================================

(8) Short-Term Borrowings
Short-term borrowings, exclusive of deposits, with maturities of less than one year at June 30 were:

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
In thousands                                                                         1998             1997
Federal funds and term Federal funds purchased                                 $2,278,547       $1,463,056
Securities sold under repurchase agreements                                       979,052        1,053,541
Federal Home Loan Bank borrowings                                                 366,500          575,000
U.S. Treasury demand notes                                                        749,538          499,401
Notes payable                                                                     263,643          247,911
Other                                                                               2,127            2,134
---------------------------------------------------------------------------------------------------------------------------
 Total short-term borrowings                                                   $4,639,407       $3,841,043
===========================================================================================================================

The  Corporation  paid $366.3 million and $286.1 million in interest on deposits
and   short-term   borrowings  in  the  first  six  months  of  1998  and  1997, respectively.

(9) Long-Term Debt

Long-term debt at June 30 included:

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
In thousands                                                                         1998             1997
4-8% Federal Home Loan Bank obligations payable through 2017                     $299,960         $271,601
6 1/2% Subordinated notes due 2018                                                152,626                -
8 3/4% Subordinated notes due 2004                                                149,751          149,712
8 1/4% Subordinated notes due 2002                                                125,000          125,000
8 5/8% Subordinated notes due 1998                                                      -           49,992
7 7/8-11 1/4% Collateralized mortgage obligation bonds maturing through 2019       11,088           13,661
8 1/4% Mortgage indebtedness maturing through 2009                                  7,672            8,162
8 1/8-14 3/8% Capital lease obligations maturing through 2006                       1,607              943

Crestar Capital Trust I preferred stock                                           200,000          200,000
----------------------------------------------------------------------------------------------------------
 Total long-term debt                                                            $947,704         $819,071
==========================================================================================================

The Corporation paid $30.1 million and $31.2 million in interest on long-term debt in the first six months of 1998 and 1997, respectively.

(10) Income Taxes

The current and deferred components of income tax expense allocated to continuing operations for the three months and six months ended June 30 in the accompanying consolidated statements of income were:

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
In thousands                                                Three Months                  Six Months
                                                        ---------------------        ----------------------
                                                           1998          1997           1998          1997
Current:
 Federal                                                $38,852       $41,917        $72,359       $81,499
 State and local                                            312         1,927            844         5,397
-----------------------------------------------------------------------------------------------------------
 Total current tax expense                               39,164        43,844         73,203        86,896
===========================================================================================================

Deferred:
 Federal                                                  8,578        (5,287)        20,410        (6,419)
 State and local                                          1,283           (32)         2,080          (308)
-----------------------------------------------------------------------------------------------------------
 Total deferred tax expense (benefit)                     9,861        (5,319)        22,490        (6,727)
-----------------------------------------------------------------------------------------------------------
Total income tax expense                                $49,025       $38,525        $95,693       $80,169
===========================================================================================================

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and six months ended June 30 were:

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
In thousands                                   Three Months                        Six Months
                                      ---------------------------------   ---------------------------------
                                           1998              1997              1998             1997
                                      --------------    ---------------   --------------    --------------
                                        Amount     %      Amount     %      Amount     %      Amount     %
Income before income taxes            $136,453          $114,315          $267,994          $227,739
-----------------------------------------------------------------------------------------------------------
Tax expense at statutory rate          47,759   35.0      40,011  35.0     93,798   35.0      79,709  35.0
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in taxes
 resulting from:
  Tax-exempt interest and dividends    (2,201)  (1.7)     (2,198) (1.9)    (4,346)  (1.6)     (3,900) (1.8)
  Nondeductible interest expense          766     .6         447    .4      1,402     .5         876    .4
  Amortization of goodwill              1,262     .9       1,035    .9      2,496     .9       2,080    .9
  State income taxes                    1,037     .8       1,232   1.1      1,901     .7       3,308   1.5
  Other - net                             402     .3      (2,002) (1.8)       442     .2      (1,904)  (.8)
-----------------------------------------------------------------------------------------------------------
   Total increase (decrease) in taxes   1,266     .9      (1,486) (1.3)     1,895     .7         460    .2
-----------------------------------------------------------------------------------------------------------
Total income tax expense             $ 49,025   35.9    $ 38,525  33.7   $ 95,693   35.7    $ 80,169  35.2
===========================================================================================================

The Corporation made income tax payments of $71.2 million and $77.2 million during the first six months of 1998 and 1997, respectively. At June 30, 1998, the Corporation had a net deferred income tax asset of $95.2 million. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

(11) Commitments And Contingencies

Legally binding, unfunded commitments to extend credit were $12.1 billion and $9.7 billion at June 30, 1998 and 1997, respectively. Standby letters of credit, which are conditional commitments that guarantee the performance of customers to a third party, were $431 million at June 30, 1998.

   Recourse obligations on mortgage loans serviced of $1.8 billion at June 30, 1998 included $1.1 billion which was insured by agencies of the Federal government or private insurance companies. Recourse obligations also included $94 million of contractual recourse liability accepted by Crestar on mortgage loan sales to Federal agencies and $141 million on certain mortgage loan sales to private investors.

   For interest rate risk management purposes at June 30, 1998, Crestar was using interest rate (fixed receive) swaps with notional balances of $1.575 billion to convert floating rate commercial and instalment loans to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.95 billion to hedge the market value of fixed rate securities available for sale and real estate income property loans, and $1.055 billion to minimize interest rate risk associated with rising rates on floating rate money market deposits. Crestar was using purchased interest rate floors with notional balances of $100 million and $150 million to hedge the fair value of fixed rate domestic time deposits and the prepayment risk associated with fixed rate real estate mortgage loans, respectively. The carrying value and net unrealized gain on these swaps, caps and floors were $22.2 million and $5.4 million, respectively, at June 30, 1998. As a financial intermediary for customers, Crestar had $236.6 million in offsetting swap, $23.7 million in offsetting cap and $8 million in offsetting collar agreements at June 30, 1998.

   The notional amount of these over-the-counter traded interest rate swaps, caps and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost of approximately $29.5 million, less collateral held of approximately $17.1 million, plus an amount for prospective market movement. Two counterparties constituted 17% and 10% of the estimated credit and market exposure of $61.4 million at June 30, 1998.

   Crestar also had forward agreements outstanding at June 30, 1998, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded. The net unrealized loss on such forward agreements was $3.5 million at June 30, 1998.

   Certain litigation is pending or threatened against Crestar. Management, in consultation with legal counsel, is of the opinion that there is no pending or threatened litigation that could, individually or in the aggregate, have a material impact on the Corporation's financial condition or financial statements beyond liabilities established for this purpose.

(12) Subsequent Events

On July 20, 1998 Crestar and Suntrust Banks, Inc. (SunTrust) announced the signing of a definitive agreement to merge. The terms of the merger call for a tax-free exchange of 0.96 shares of SunTrust common stock for each outstanding share of Crestar common stock. The pooling-of-interests combination is expected to be completed during the fourth quarter of 1998, and is subject to the approval of regulatory authorities, in addition to shareholders of both companies. Upon completion of the merger, Crestar will become a wholly-owned subsidiary of SunTrust, and will operate under its current name and management as one of SunTrust's four locally-focused bank holding companies. SunTrust expects to incur pre-tax merger charges of approximately $250 million in the fourth quarter of 1998.

   In July 1998, Crestar announced that Fleet Financial Group had agreed to purchase approximately $576 million of Crestar's outstanding bank card loans. The accounts and balances represent performing bank card loans to borrowers located outside of Crestar's primary market. Under terms of the transaction, Crestar anticipates recognizing a pre-tax gain, during the third quarter of 1998, of approximately $54 million. Crestar's noninterest expenses are also expected to be higher in the third quarter of 1998, in comparison to prior quarters, in recognition of certain incremental expenses. The consolidated balance sheet as of June 30, 1998 reflects the transfer of $603 million in bank card loans from the loan portfolio to loans held for sale. In addition to the principal balance of the bank card loans, $35 million in allowance for loan losses specifically related to the bank card loans held for sale was transferred.

Financial Commentary
Crestar Financial Corporation And Subsidiaries


Information contained in the "Financial Commentary," other than historical information, may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the Corporation's interest rate risk position, credit and economic trends on both a regional and national basis, technological change, the number and size of competitors in the Corporation's market, compliance with year 2000 data processing standards, the Corporation's proposed merger with SunTrust Banks, Inc., and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. Such statements are provided to assist the reader in understanding anticipated future financial operations, and are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. The Corporation's actual results may differ materially from those projected in forward-looking statements.

Overview
(Tables 1, 2 and 11)

Crestar Financial Corporation (Crestar) reported net income of $87.4 million for the quarter ended June 30, 1998, an increase of $11.6 million or 15% over net income earned in the second quarter of 1997. For the first six months, earnings were $172.3 million in 1998, an increase of 17% from the $147.6 million earned in 1997. These increases reflect continued growth in
noninterest income and  net  interest  income,  lower credit-related   costs,
and management of controllable expenses. Diluted earnings per common share were $.77 for the second quarter of 1998, compared to $.68 in 1997, representing an increase of 13%. For the first six months of 1998, diluted earnings per common share were $1.52, an increase of 15% from the $1.32 per share recorded in the first six months of 1997. The predominant items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes.

   Crestar's subsidiaries provide banking and non-banking services throughout Virginia, Maryland and Washington, D.C., which comprise Crestar's primary market area. This market is characterized as economically diverse. Crestar's market area is also characterized by active competition in all principal areas where the Corporation provides services. In addition to banks, other firms competing in the market area include savings associations, consumer finance companies, national credit card companies, securities brokerage firms, credit unions and mortgage banking companies.

   On April 15, 1998, Crestar acquired Executive Auto Leasing, Inc. (Executive), a privately-held auto leasing company based in Beltsville, Maryland. Executive, with total assets of approximately $21 million at date of acquisition, will expand Crestar's ability to offer commercial and consumer auto leasing to customers. The acquisition of Executive has been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at date of acquisition. Crestar's second quarter 1998 financial statements include the results of operations of the assets purchased and liabilities assumed from Executive from the date of purchase. Results of operations of Executive did not have a material impact on Crestar's consolidated operating results for the second quarter of 1998.

Merger With SunTrust Announced

On July 20, 1998 Crestar and Suntrust Banks, Inc. (SunTrust) announced the signing of a definitive agreement to merge. The terms of the merger call for a tax-free exchange of 0.96 shares of SunTrust common stock for each outstanding share of Crestar common stock. The pooling-of-interests combination is expected to be completed during the fourth quarter of 1998, and is subject to the approval of regulatory authorities, and shareholders of both companies. Upon completion of the merger, Crestar will become a wholly-owned subsidiary of SunTrust, and will operate under its current name and management as one of SunTrust's four locally-focused bank holding companies. The merger will create the tenth largest bank holding company in the United States, based on total assets of approximately $88 billion, and will provide a full line of consumer and commercial banking services to customers in Florida, Georgia, Tennessee, Alabama, Virginia, Maryland and the District of Columbia. SunTrust expects to incur pre-tax merger charges of approximately $250 million in the fourth quarter of 1998.

Sale Of Selected Bank Card Loans

In July 1998, Crestar announced that Fleet Financial Group had agreed to purchase approximately $576 million of Crestar's outstanding bank card loans. The accounts and balances represent performing bank card loans to borrowers located outside of Crestar's primary market. The sale of the bank card loans is consistent with Crestar's strategy of focusing on providing a range of financial services to customers in the Virginia, Maryland and Washington, D.C. market.

Under terms of the transaction, Crestar anticipates recognizing a pre-tax gain, during the third quarter of 1998, of approximately $54 million. Crestar's noninterest expenses are also expected to be higher in the third quarter of 1998, in comparison to prior quarters, in recognition of certain incremental expenses.

   The consolidated balance sheet as of June 30, 1998 reflects the transfer of $603 million in bank card loans from the loan portfolio to loans held for sale. In addition to the principal balance of the bank card loans, $35 million in allowance for loan losses specifically related to the bank card loans held for sale was transferred. Loans held for sale as of June 30, 1998 therefore included bank card loans with a cost basis of $568 million, with the remaining balance representing real estate - mortgage loans originated and held for sale by Crestar's mortgage banking subsidiary.

Profitability Measures And Capital Resources
(Table 1)

Key profitability measures reflect Crestar's strong operating performance during the first six months of 1998. Return on average assets was 1.39% in the second quarter, and 1.40% for the first six months of 1998, compared to 1.42% and 1.37%, respectively, for both the second quarter and first six months of 1997. Return on average equity was 16.46% for the second quarter of 1998, compared to 16.48% for the second quarter of 1997. For the first six months of 1998, return on average equity was 16.43%, compared to 16.27% for the first six months of the previous year.

   Average equity to assets of 8.42% for the second quarter of 1998, compared to 8.64% in the second quarter of 1997. Average equity to assets for the first six months of 1998 was 8.51%, compared to 8.45% for the same period of 1997. The period-end equity to assets ratio was 8.43% at June 30, 1998, compared to a June 30, 1997 ratio of 8.33%.

   Risk-based capital ratios are another measure of capital adequacy. At June 30, 1998, Crestar's consolidated risk-adjusted capital ratios were 10.1% for Tier 1 and 13.1% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 8.8% at June 30, 1998 also was significantly above Crestar's regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 7.73% at June 30, 1998. Under Federal Deposit Insurance Corporation (FDIC) rules, Crestar's sole subsidiary bank (Crestar
Bank) was considered "well-capitalized" as of June 30, 1998, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.

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

Net Interest Margin And Net Interest Income
(Tables 3 and 12)

Crestar's net interest margin for the second quarter of 1998 was 4.06%, a decrease of 52 basis points from the margin recorded in the second quarter of 1997. The decrease was primarily due to unfavorable changes in both the composition of earning assets and funding sources, and in the interest yields impacting the Corporation's earning assets. These factors served to offset the impact of favorable changes in the rates paid on funding sources, in comparison to market movements in short-term funding sources, and favorable changes in off-balance sheet hedges on the Corporation's net interest margin.

   Crestar's yield on average loans decreased 30 basis points from the second quarter of 1997, to 8.35% for the second quarter of 1998. Reflecting a lower long-term interest rate environment, all categories of loans experienced a decline in average rates earned, in comparison to second quarter 1997 results. Average rates on bank card loans decreased from 14.39% in the second quarter of 1997 to 13.79% in the second quarter of 1998. Lower long-term interest rates and a competitive marketing environment for most consumer loans in the second quarter of 1998, compared to the second quarter of 1997, also resulted in lower yields on instalment and real estate-mortgage loan balances. Average yields on business loans also demonstrated declines in the second quarter of 1998, with yields on real estate-income property and real estate-construction loans decreasing 12 basis points and 15 basis points, respectively, from second quarter 1997 results. Yields on commercial loans declined 19 basis points during the same time period, and yielded 7.87% for the second quarter of 1998. Yields on money market investments were 5.37% for the second quarter of 1998 versus 5.65% for the second quarter of 1997, in part reflecting lower average federal funds rates on overnight deposits. Average rates on securities available for sale were 6.23% in second quarter 1998, versus 6.32% in the same period of 1997. Average yields increased on the smaller securities held to maturity portfolio, which earned an average rate of 6.20% in the second quarter of 1998, reflecting the maturity of lower-yielding securities. In total, interest rate spreads for earning assets had a negative impact of 42 basis points on Crestar's second quarter 1998 net interest margin, when compared to the second quarter of 1997.

   Reflecting a competitive environment for consumer deposits, and growth in new consumer deposit products with rates tied to national money market yields, the average rate paid on total interest-bearing liabilities increased by 24 basis points from the second quarter of 1997 to the second quarter of 1998. Rates paid on interest-bearing deposits averaged 3.93% during the second quarter of 1998, an increase of 16 basis points from the second quarter of 1997. This increase was primarily driven by an increase of 27 basis points on average rates paid on interest-bearing demand deposits, which increased from 2.97% in the second quarter of 1997 to 3.24% in the second quarter of 1998. While rates paid on regular savings deposits decreased from the second quarter of 1997 by 18 basis points, the average rates paid on domestic time deposits and on certificates of deposits $100,000 and over increased by 10 basis points and 9 basis points, respectively, when compared to the second quarter of 1997. Rates paid on average short-term borrowings rose from 5.26% in the second quarter of 1997 to 5.44% in the second quarter of 1998. Rates paid on long-term debt, in part reflecting the impact of a new issuance of $150 million in subordinated notes during January 1998, decreased from 7.47% in the second quarter of 1997 to 7.19% for the second quarter of 1998. The average rate paid on Crestar's total sources of funds in the second quarter of 1998 was 3.69%, reflecting an increase of 22 basis points from the same period of 1997.

   Excluding the impact of derivative instruments utilized as hedges, the change in the Corporation's interest rate spreads had a negative impact of 29 basis points on Crestar's second quarter 1998 net interest margin, compared to the second quarter of 1997. Average rates paid on funding sources increased at a lower level than short-term interest rates, contributing to a favorable impact of 13 basis points for the Corporation's second quarter 1998 net interest margin.

   Changes in the earning asset mix decreased the second quarter 1998 net interest margin by approximately 9 basis points when compared to the second quarter of 1997. Loans as a percentage of total earning assets decreased from an average of 73% during the second quarter of 1997 to 70% for the same period of 1998. Average total loans were $16.2 billion during the second quarter of 1998, compared to $14.1 billion during the second quarter of 1997. However, changes in the composition of average loan balances also negatively impacted net interest margins. Average bank card loans, the highest yielding loan category, experienced a decline of $134 million, or 11%, during the second quarter of 1998 when compared to the same period of 1997. Marketing efforts directed to new accounts have been curtailed from previous levels, in light of higher industry-wide delinquency statistics. Account balances have also declined as a result of the expiration of introductory low interest rates on some bank card products; Crestar's transfer of $603 million in bank card loans to the loans held for sale classification, as of June 30, 1998, did not impact average bank card loans balances for the second quarter of 1998. Lower yielding secured consumer loans (instalment and real estate mortgage loans) experienced growth during the second quarter of 1998. Average instalment loan balances increased by $1.2 billion or 29% during this period, with average real estate-mortgage loans increasing $65 million, or 2%, from second quarter of 1997. Average business loans for the second quarter experienced a 19% increase. The average balance of commercial loans increased by $1.1 billion, from $3.8 billion for the second quarter of 1997 to $4.9 billion for the second quarter of 1998. Average money market investments increased, from $161 million in the second quarter of 1997 to $238 million for the same quarter of 1998. Significant increases in average balances of loans held for sale reflect record levels of origination volume by Crestar's mortgage banking subsidiary. Average balances in the second quarter of 1998 were $1.7 billion, representing 7% of average total earning assets during this period. Average balances for loans held for sale during the second quarter of 1997 totaled $551 million, or 3% of average total earning assets.

   Changes in the composition of Crestar's funding sources resulted in a negative impact to the second quarter 1998 net interest margin of 17 basis points, in comparison to second quarter 1997 results. Total sources of funding needed to support earning assets levels increased by $3.8 billion, or 20% from second quarter of 1997 to the second quarter of 1998, in part reflecting Crestar's growth in average loan balances during this period. Average total deposits for the second quarter of 1998 grew by $1.4 billion, a 9% increase over second quarter 1997 average balances. Interest-bearing demand deposits averaged $6.8 billion during the second quarter of 1998, an increase of $1.0 billion or 18% over the second quarter of 1997. Average balances of domestic time deposits, which include consumer certificates of deposits, declined $395 million or 9% from the levels of the second quarter of 1997. Balances of regular savings deposits were also lower in comparison to second quarter 1997 balances, while certificates of deposits of $100,000 and over were higher by approximately $586 million. The Corporation experienced growth in average balances of non-interest bearing demand deposits and in shareholders equity during the second quarter of 1998. Net non-interest bearing sources of funds represented 17% of total funding sources in the second quarter of 1998, versus 18% during the second quarter of 1997. Interest-bearing deposits represented 59% of total funding sources in the second quarter of 1998 and 65% in the second quarter of 1997.

   Average balances of short-term borrowings increased by $2.1 billion during the second quarter of 1998, in comparison to the second quarter of 1997, and totaled $4.6 billion for the most recent quarter. Average balances of long-term debt totaled $923 million for the second quarter of 1998. Short-term borrowings and long-term debt represented 20% and 4%, respectively, of total funding sources for the second quarter of 1998.

   Off-balance sheet hedge transactions resulted in a negligible impact to net interest income during the second quarter of 1998. In the second quarter of 1997 the comparable impact of hedging activity was a decrease to Crestar's net interest income of $1.3 million, which consisted of a $0.8 million decrease in interest income and a $0.5 million increase in interest expense. In comparison to second quarter 1997, off-balance sheet hedging transactions had a positive impact of 3 basis points on the net interest margin for the second quarter of 1998.

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

   Despite the decline in net interest margin, Crestar's net interest income for the second quarter of 1998 increased 7% over the second quarter of 1997. Tax-equivalent net interest income similarly increased by 7% during this period. The increase reflects the 20% growth in average earning assets for the second quarter of 1998, versus the same period of 1997, which offset the lower net interest margin realized during the second quarter of 1998.

   For the first six months of 1998, tax equivalent net interest income increased 5% over 1997 as a result of a $3.0 billion or 15% increase in average earning assets, which more than offset a 41 basis point decline in the net interest margin. The net interest margin for the first six months of 1998 was 4.13%, versus 4.54% for the same period of 1997. Most factors contributing to the decrease in the year-to-date margin mirror those previously discussed. Changes to the earning assets mix for the year-to-date period had an unfavorable impact of 6 basis points, while changes to the funding mix resulted in a 15 basis point negative impact to the year-to-date margin. Unfavorable changes in interest rate spreads for the comparable six month period decreased the net interest margin by 23 basis points, in part reflecting a 25 basis point decline in average yields on the Corporation's loan portfolio. Off-balance sheet hedge transactions had a positive impact on the margin, in comparison to year-to-date 1997 results, of approximately 3 basis points. Off-balance sheet hedge transactions resulted in an increase to net interest income of approximately $0.5 million during the first six months of 1998, which was composed of an approximately $1.2 million increase in interest income and a $0.7 million increase in interest expense, based on the underlying asset or liability being hedged. In the first six months of 1997 the comparable impact of hedging activity was a decrease to Crestar's total interest income of approximately $2.3 million, which consisted of a $1.4 million decrease in interest income and a $0.9 million increase in interest expense.

Risk Exposures And Credit Quality
(Tables 4 and 5)

Crestar's allowance for loan losses was $246 million at June 30, 1998, representing 1.54% of period-end loans, 324% of period-end nonperforming assets, and a 415% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $51.8 million at June 30, 1998. Of this balance, $31.7 million represented student loan balances under Federal government loan programs, which can carry a substantial guarantee (in excess of 98%) as to principal loan balance.

   At June 30, 1998, nonperforming assets of $76.0 million were down $16.1 million or 17% from June 30, 1997, and down $10.3 million or 12% from December 31, 1997. The ratio of nonperforming assets to loans and foreclosed properties at June 30, 1998 was 0.48%, compared to 0.55% at December 31, 1997 and 0.64% at June 30, 1997. Future operating results could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, or adverse changes in credit quality.

   The provision for loan losses was $21.8 million for the second quarter of 1998, a decrease of $14.2 million from the $36.0 million provision expense recorded in the second quarter of 1997. Provision expense in the first quarter of 1998 was $23.1 million. Net charge-offs totaled $21.8 million in the second quarter of 1998, compared to $25.7 million in the comparable period of 1997. Net charge-offs as a percentage of average loans were 0.54% for the second quarter of 1998, compared to 0.73% in the same period of 1997, and 0.64% for the first quarter of 1998. Business loans experienced net recoveries of $0.4 million in the second quarter of 1998, compared to net recoveries of $1.0 million in the comparable quarter of 1997. Consumer loan net charge-offs totaled $22.2 million in the second quarter of 1998, compared to consumer loan net charge-offs of $25.3 million in the first quarter of 1998 and $26.7 million in the second quarter of 1997.

   The largest proportion of net loan charge-offs during the second quarter of 1998, and for the first six months of 1998, occurred in the bank card loan portfolio. Net charge-offs for bank card loans were $18.6 million in the second quarter of 1998, compared to $20.5 million in the first quarter of 1998 and $22.9 million in 1997's second quarter. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 6.78% in the second quarter of 1998, 7.26% for the first quarter of 1998, and 7.45% in the second quarter of 1997. During 1997 and the first six months of 1998, Crestar's bank card loss rates were higher than in previous periods, due to an unanticipated decline in consumer payment performance, influenced by substantive increases in consumer bankruptcy filings. Crestar's experience during this time period has been similar to many other financial institutions with credit card operations. The historically high charge-off ratio for the bank card portfolio was a factor in the loan provision expense of $36.0 million incurred during the second quarter of 1997.

   As previously noted, Crestar transferred $603 million in bank card loans to the loans held for sale classification as of June 30, 1998; approximately $576 million of such loans were subsequently sold in July 1998. The transferred loans, which were composed of bank card loans to borrowers outside of Crestar's primary market of Virginia, Maryland and Washington, D.C., represented approximately 54% of Crestar's total bank card loans outstanding at time of transfer. It is anticipated that total bank card loan charge-offs will decline in future periods, from the levels experienced in the first six months of 1998, in part reflecting the sale of a substantial part of the bank card portfolio and the resulting decline in bank card loans outstanding. Excluding balances classified as loans held for sale, Crestar had $507 million of bank card loans at June 30, 1998, representing 3% of Crestar's total loan portfolio of $16.0 billion.

   Net charge-offs of instalment loans totaled $3.3 million versus $4.5 million in the first quarter of 1998 and $3.0 million in the second quarter of 1997. Net charge-offs for real estate-mortgage loans were $0.4 million for the second quarter of 1998, compared to $0.8 million in the second quarter of 1997.

   In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers and investors. REDI outstanding balances have remained fairly stable during 1998, and totaled $1.8 billion at June 30, 1998. This balance represented

11% of the total loan portfolio at that date. At both December 31, 1997 and at March 31, 1998, REDI loan balances also constituted approximately 11% of the total loan portfolio. REDI nonperforming assets were $35.3 million at June 30, 1998, compared to $40.3 million at December 31, 1997 and $46.0 million at June 30, 1997.

   Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans at June 30, 1998, not included in Table 5, totaled approximately $81 million. Over 90% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were approximately $123 million at June 30, 1997 and $77 million at December 31, 1997. Fluctuations in potential problem loans balances from quarter to quarter are normal and should be viewed in the context of the size of Crestar's total loan portfolio, which totaled $16.0 billion at June 30, 1998.

Noninterest Income And Expense
(Table 6)

Noninterest income totaled $116.5 million in the second quarter of 1997, a $5.5 million or 5% increase over the second quarter period of 1997. Excluding securities gains and losses, noninterest income increased $2.9 million or 3% over second quarter 1997 results. Significantly impacting a quarter-to-quarter comparison of results is a gain of $17.3 million (pre-tax) recorded by Crestar during the second quarter of 1997, arising from the sale of merchant bank card processing operations. Excluding the impact of the 1997 gain on sale of the merchant bank card processing operations, and excluding securities gains and losses from both periods, noninterest income increased by $20.2 million, or 22%, from $93.8 million in the second quarter of 1997 to $114.0 million in the second quarter of 1998.

   Significant growth was experienced in several noninterest income categories. Deposit account fee income for the three months ended June 30, 1998 was up $3.1 million, or 10%, from the results of the second quarter of 1997. Trust and investment advisory income increased 17% from second quarter 1997 levels, and totaled $21.0 million for the second quarter of 1998, reflecting growth in assets under trust. Other service charges and fees totaled $11.6 million for the second quarter of 1998, representing an increase of 33% over second quarter 1997 results, in part due to growth in automated teller machine (ATM) fee income.

   Reflecting a significant increase in overall levels of mortgage originations within the mortgage banking industry, driven by declines in residential home mortgage interest rates, Crestar's mortgage income (mortgage origination and mortgage servicing income, net of expenses) for the second quarter of 1998 totaled $18.9 million, or $13.0 million greater than the results reported in the second quarter of 1997. The increase reflects record levels of mortgage originations during the second quarter of 1998 by Crestar's mortgage banking subsidiary, Crestar Mortgage Corporation. Gains on sale of mortgage servicing rights totaled $4.0 million in the second quarter of 1997; there were no such sales in the quarter ended June 30, 1998.

   Bank card-related noninterest income declined to $9.4 million in the second quarter of 1998, down slightly from the $9.8 million recognized in the same period of 1997. The decline is primarily attributable to the sale of Crestar's bank card processing operations, effective May 1, 1997. Miscellaneous income for the second quarter of 1998 includes a gain of $3.3 million recognized on the sale of selected real estate-mortgage loans; a comparable gain of $4.6 million was recorded in the second quarter of 1997.

   Noninterest expense increased $12.7 million, or 7%, in the second quarter of 1998 when compared to the same period of 1997. Total personnel costs, Crestar's largest expense category, were $102.1 million in the three month period ended June 30, 1998, an increase of 6% in comparison to the same period of 1997. Commission expenses, related to strong growth in fee-based business lines, were significantly higher during the second quarter of 1998, in part reflecting the high levels of mortgage loan originations at Crestar Mortgage Corporation. Strong growth in other fee-based business lines, such as stock brokerage, mutual fund and insurance annuity sales, also resulted in higher commission-related personnel costs.

   Noninterest expense in the quarter included $2.7 million of costs incurred in the ongoing project to prepare Crestar's data processing systems for "Year 2000" compatibility; comparable expenses in the second quarter of 1997 totaled $4.3 million. Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and data processing when the year 2000 begins. The total cost for this conversion and testing process is estimated to be between $22 and $27 million, with the majority of costs expected to be incurred during fiscal 1998. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the related assets. However, the majority of costs will be expensed as incurred. Through June 30, 1998, Crestar had incurred approximately $11.0 million in noninterest expense associated with the Year 2000 conversion process, of which $5.7 million was incurred during the first six months of 1998.

   The effective tax rate for the second quarter and first six months of 1998 was 35.9% and 35.7%, respectively, compared to 33.7% and 35.2% for the comparable periods of 1997. Crestar's effective tax rate for the second quarter of 1997 was favorably impacted by the recognition of tax benefits upon the resolution of certain federal tax filing positions taken in prior years. Financial statement note 10 contains additional information concerning income taxes.

Financial Condition
(Table 7)

Crestar's assets totaled $26.2 billion at June 30, 1998, compared to $24.9 billion in assets at December 31, 1997, and $22.8 billion at June 30, 1997. Loans totaled $16.0 billion at June 30, 1998, compared to $15.7 billion at year-end 1997 and $14.3 billion at June 30, 1997. Total deposits were $17.9 billion at June 30, 1998, compared to $16.4 billion at December 31, 1997 and $15.8 billion at June 30, 1997. Excluding certificates of deposit of $100,000 or more, deposits totaled $16.0 billion at June 30, 1998, versus $15.4 billion at December 31, 1997 and $15.0 billion at June 30, 1997.

   With respect to the securities held to maturity portfolio, market value exceeded the carrying value at June 30, 1998 by $5.8 million, consisting of approximately $6.4 million in unrealized gains and $0.6 million in unrealized losses. At June 30, 1998, the fair value of securities available for sale exceeded the amortized cost of such securities by $9.4 million, consisting of $20.2 million in unrealized gains and $10.8 million in unrealized losses. Shareholders' equity at June 30, 1998 reflects a $6.4 million increase for the excess, net of tax, of the fair value of securities available for sale over the amortized cost at quarter-end. At June 30, 1997, Crestar's shareholders' equity reflected a $28.9 million reduction for the excess, net of tax, of amortized cost of securities available for sale over the fair value of such securities. The net unrealized gain or loss on securities available for sale is recorded as a component of shareholders' equity, and is classified as "accumulated other comprehensive income" on the consolidated balance sheet. Net unrealized gain or loss on securities available for sale will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and sales, purchases, maturities and calls of securities classified as available for sale. Net unrealized gains or losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized gains on securities available for sale are not expected to have a significant impact on the future operating results or liquidity of Crestar.

   All mortgage-backed securities in the securities available for sale and securities held to maturity portfolios are subject to prepayment risk, since the mortgage loans underlying these securities can prepay at any time without penalty. This risk becomes apparent during periods of declining interest rates, when refinancing of existing mortgage loans can accelerate. During these periods, the expected maturity of mortgage-backed securities shortens due to prepayments, reducing the expected stream of future interest payments to be received. Similarly, prepayment risks exist within the company's loan portfolio. Home equity instalment loans and real estate mortgage loans are particularly susceptible to increased prepayments in a declining interest rate environment. The interest rate and prepayment risk associated with mortgage-backed securities and consumer loans is considered by management in assessing the overall asset/liability structure of the Corporation.

   All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. Approximately 69% (market value) of Crestar's securities available for sale portfolio, and 59% (amortized cost) of the Corporation's securities held to maturity portfolio, was composed of mortgage-backed obligations of Federal agencies as of June 30, 1998. This category includes mortgage-backed securities of Federal agencies, as well as CMO securities guaranteed by Federal agencies such as the Federal Home Loan Mortgage Corporation. Securities classified as "Other taxable securities" can include non-government CMO securities, corporate debt securities, and corporate obligations securitized by credit card or instalment loans. Other taxable securities classified as available for sale at June 30, 1998 included $852 million (market value) of non-government CMO obligations.

   During the second quarter of 1998, Crestar sold approximately $1.1 billion of securities classified as available for sale, generating net securities gains of $2.5 million. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation. In the second quarter of 1997, Crestar incurred securities losses from sales of securities of $0.1 million. For the first six months of 1998 and 1997, Crestar recognized net gains on the sale of securities available for sale of $5.2 million and $4.0 million, respectively.

   During the second quarter of 1998, Crestar announced a common stock dividend increase, effective with the dividend paid on May 21, 1998, to $.33 per share. This represents a 14% increase from the previous quarterly dividend rate of $.29 per share. Also during the second quarter, Crestar purchased and retired 95,000 shares of common stock, at an average price of $57 per share. The purpose of these transactions was to retire shares previously issued for the purchase of a financial institution.

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

   Core deposits provide a significant source of liquidity. Crestar's interest-bearing core deposits represented 51% of total funding sources at June 30, 1998, compared to 53% of total funding sources at December 31, 1997 and 57% at June 30, 1997. As an additional indication of adequate liquidity, securities available for sale represented 18%, and money market investments an additional 4%, of Crestar's total earning assets at June 30, 1998.

   Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity prices. Like many financial institutions, Crestar's principal market risk is interest rate risk. Interest rate risk can be measuried by looking at the volatility of projected net income as a result of possible changes in interest rates over a given period of time. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committee. The committee establishes limits on the earnings at risk for a current planning period, usually defined as either the current calendar year or the remainder of the current year plus the next calendar year. Established limits are subject to change, but have typically been 10% or less of projected net income for the planning period. Actions that can be taken to manage interest rate risk include changing the mix of floating rate versus fixed rate earning assets and funding sources, changes in average maturities within the securities available for sale portfolio through sales and purchases, the use of derivative instruments for interest rate conversions or to hedge interest risk, and marketing and product development efforts to attract new loans and deposits. The level of interest rate risk taken is based on management's assessment of the market environment, and will vary from period to period.

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

   The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Based on the most recent simulations as of June 30, 1998, Crestar's projected after-tax net income under the consensus interest rate scenario for the 12 month period ending June 30, 1999 would decrease by approximately $16 million in a high interest rate scenario, and would increase by approximately $3 million in a low interest rate scenario, if nothing else changed and no management actions were taken. These projections were based on interest rate increases of approximately 240 basis points under a 12 month high interest rate scenario, and interest rate decreases of approximately 120 basis points under a 12 month low interest rate scenario, from market interest rates in effect at June 30, 1998. Interest rates under these simulations were projected to change 25 basis points per month until the interest rate targets were met. The results of these projections were within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment under the high, low and current interest rate scenarios.

   Another management tool for assessing interest rate risk is the quantification of the economic fair value of shareholders' equity. Economic value of equity consists of the present value of all future cash flows from assets, liabilities and off-balance sheet items. Potential changes in the economic value of equity are calculated by projecting cash flows and then computing present values under a series of different interest rate scenarios. The economic value calculations include the valuation of instruments with option characteristics, using numerous interest rate path valuations and mathematical rate simulation techniques. Crestar has incorporated this tool as a significant component of its management of interest rate risk. Economic value measurement results at June 30, 1998 were within Crestar's internal guidelines.

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

   As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at June 30, 1998 are utilized to convert certain variable rate assets to fixed rates as part of the Corporation's interest risk management strategy. Interest rate caps are utilized to minimize interest rate risk associated with rising rates on floating rate money market deposits, fixed rate securities and fixed rate real estate mortgage loans. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative losses at June 30, 1998, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio.

   At June 30, 1998 Crestar had a deferred gain of approximately $3.6 million included in other assets, arising from the termination prior to maturity of interest rate floors during 1997. The deferred gain is being amortized over the remaining original contractual life of the underlying derivative instruments, which range from approximately two to six years. Terminations of derivative instruments prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.

   The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $4.9 billion at June 30, 1998. Forward contracts with a notional amount of $2.8 billion, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at June 30, 1998, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $7.7 billion at June 30, 1998. Tables 8, 9, and 10 present information regarding fair values, maturity, average rates, and activity as of and for the six month period ending June 30, 1998 for these off-balance sheet derivative instruments. Net unrealized gains on these instruments totaled $1.9 million as of June 30, 1998. Financial statement note 11 contains additional information pertaining to these types of agreements.

Year 2000 Issue

As previously noted, Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and data processing before the year 2000 begins. The Corporation's Year 2000 plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council (FFIEC). The Federal Reserve Bank of Richmond periodically measures the status of Crestar's plans and progress, as outlined in the FFIEC guidelines.
Accordingly,   Crestar   completed  a  thorough   assessment   of  each  of  the
Corporation's computer systems in 1997. The Corporation expects to have substantially completed necessary changes to its computer systems by the end of the current year, and to further test its computer systems during 1999 to confirm compliance with "Year 2000" data processing standards.

   The Corporation considers its current state of readiness in addressing the Year 2000 issue to be adequate, and fully expects to meet the above timetable regarding Year 2000 compliance. The total cost for this conversion and testing process is estimated to be between $22 and $27 million, with the majority of costs expected to be incurred during 1998. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the related assets. However, the majority of costs will be expensed as incurred. Through June 30, 1998, Crestar had incurred approximately $11.0 million in noninterest expense associated with the Year 2000 conversion process.

   As part of its planning process, the Corporation continues to develop contingency plans based on possible scenarios, and their likelihood of occurrence, which may impact Crestar's operations. Crestar's contingency plans address operational issues, including communication links with other entities, utility and transportation services, and the availability of alternative services among key vendor relationships. Crestar expects to complete its contingency plans in various stages, during 1998 and 1999. At this time, Crestar believes the most likely worst case Year 2000 scenario would not have a material effect on the Corporation's results of operations, liquidity, and financial condition for the year ending December 31, 2000. The Corporation does not foresee a material loss of revenue due to the Year 2000 issue. As noted however, Crestar's contingency plans are based on assessments of the likelihood of occurrence of possible scenarios; the Corporation believes that no entity can address the virtually unlimited possible circumstances relating to Year 2000 issues, including risks outside Crestar's current primary marketplace of Virginia, Maryland, and the District of Columbia. While unlikely, it is acknowledged that failure by the Corporation to successfully implement its Year 2000 plan, its modifications and conversions, or to adequately assess the likelihood of various events relating to the Year 2000 issue, could have a material impact on Crestar's operations. Therefore, this could potentially result in a material adverse effect on the Corporation's results of operations and financial condition.

   The projections of total costs of Crestar's Year 2000 project and the expected completion dates are based on Crestar's best estimates, which are necessarily based in part on assumptions of future events including the continued availability of adequate resources and completion of third party modification plans. There can be no guarantee that these estimates will be achieved; actual results could differ from the Corporation's current estimates. Specific risk factors that might cause material differences include, but are not limited to, the availability and cost of personnel with adequate programming skills and the ability to locate and correct all relevant computer codes. The inability to control the actions and plans of vendors and suppliers, customers, government entities and other third parties with respect to Year 2000 issues are associated risks.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that a company recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet, and measure those instruments at fair value. The accounting for a derivative depends on the intended use of the derivative and the resulting designation. For companies with a fiscal year ending on December 31, SFAS 133 is effective as of January 1, 2000. Earlier adoption, as of the beginning of a fiscal quarter, is encouraged but is not mandatory. The statement can not be applied retroactively to the financial statements of periods prior to adoption. Crestar is evaluating the statement; the impact of adopting SFAS 133 will be dependent on the specific derivative instruments in place at date of adoption. At this time, Crestar does not anticipate adopting SFAS 133 before January 1, 2000.

Table 1  Financial Highlights

Dollars in millions, except per share data            Three Months                    Six Months
                                                --------------------------     ---------------------------
                                                                         %                               %
For the Period Ended June 30                     1998       1997    Change       1998       1997    Change
Net Income                                      $87.4      $75.8        15     $172.3     $147.6        17
Basic Earnings Per Share:
 Net Income                                      $.78       $.69        13      $1.54      $1.34        15
 Average Shares Outstanding (000s)            112,150    110,496         1    111,928    110,394         1
Diluted Earnings Per Share:
 Net Income                                      $.77       $.68        13      $1.52      $1.32        15
 Average Shares Outstanding (000s)            113,547    111,602         2    113,354    111,573         2
Dividends Paid Per Common Share                  $.33       $.29        14       $.62      $ .56        11
==========================================================================================================
Key Ratios
Return on Average Assets                         1.39%      1.42%                1.40%      1.37%
Return on Average Equity                        16.46      16.48                16.43      16.27
Average Equity to Average Assets                 8.42       8.64                 8.51       8.45
Net Interest Margin                              4.06       4.58                 4.13       4.54
At June 30
Book Value Per Share                                                           $19.65     $17.17        14
Equity to Assets                                                                 8.43%      8.33%
Risk Adjusted Capital Ratios:
 Tier I                                                                          10.1       10.7
 Total                                                                           13.1       13.4
Common Shares Outstanding (000s)                                              112,220    110,638
==========================================================================================================

Table 2  Changes In Diluted Earnings Per Share

                                                                        2nd Qtr. 1998        2nd Qtr. 1998
                                                                                  vs.                  vs.
                                                                        2nd Qtr. 1997        1st Qtr. 1998

Diluted Earnings Per Share - prior period                                       $ .68                $ .75
------------------------------------------------------------------------------------------------------------
Interest income                                                                   .35                  .12
Interest expense                                                                 (.27)                (.08)
Provision for loan losses                                                         .08                  .01
Securities gains or losses                                                        .02                    -
Other noninterest income                                                          .02                  .05
Foreclosed properties expense                                                       -                 (.01)
Other noninterest expense                                                        (.07)                (.05)
Change in effective income tax rate                                              (.03)                (.02)
Increase in shares outstanding                                                   (.01)                   -
------------------------------------------------------------------------------------------------------------
Net increase                                                                      .09                  .02
------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share - current period                                     $ .77                $ .77
============================================================================================================

Table 3 Average Balances, Net Interest Income And Rate/Volume Analysis(1) Dollars in thousands


                  2nd Qtr.
---------------------------                        1st Qtr.
       Average Balance                             Average
---------------------------      Increase          Balance
       1998            1997     (Decrease)            1998
       ----            ----     ----------         -------
          $               $              %               $
  4,917,937       3,833,655             28       4,540,123          Commercial
  1,171,884       1,270,639             (8)      1,222,918          Real estate - income property
    386,861         334,572             16         381,702          Real estate - construction
  5,273,448       4,099,809             29       4,809,541          Instalment
  1,094,608       1,228,168            (11)      1,130,487          Bank card
  3,398,345       3,333,024              2       3,515,622          Real estate - mortgage
------------------------------------------------------------------------------------------------------------
 16,243,083      14,099,867             15      15,600,393           Total loans - net of unearned income(2)
------------------------------------------------------------------------------------------------------------
    594,342         771,671            (23)        616,117          Securities held to maturity
  4,415,174       3,778,013             17       3,978,423          Securities available for sale
    238,260         160,914             48         647,881          Money market investments
  1,676,327         551,352            204       1,150,140          Loans held for sale
----------------------------------------------------------------------------------------------------------
 23,167,186      19,361,817             20      21,992,954           Total earning assets
==========================================================================================================
  6,829,500       5,805,429             18       6,429,487          Interest-bearing demand deposits
  1,418,043       1,573,048            (10)      1,432,363          Regular savings deposits
  3,942,134       4,336,813             (9)      4,091,130          Domestic time deposits
----------------------------------------------------------------------------------------------------------
 12,189,677      11,715,290              4      11,952,980           Total interest-bearing core deposits
----------------------------------------------------------------------------------------------------------
  6,071,099       3,419,958             78       5,376,486          Purchased liabilities
    922,961         834,761             11         927,180          Long-term debt
----------------------------------------------------------------------------------------------------------
 19,183,737      15,970,009             20      18,256,646           Total interest-bearing liabilities
  3,983,449       3,391,808             17       3,736,308          Other sources - net
----------------------------------------------------------------------------------------------------------
 23,167,186      19,361,817             20      21,992,954           Total sources of funds
----------------------------------------------------------------------------------------------------------
                                                                    Net Interest Income
==========================================================================================================

                      2nd Qtr.
   -----------------------------------------------------
                                  1998 vs. 1997                          2nd Qtr. 1998 vs. 1st Qtr. 1998
                      ----------------------------------                 -------------------------------
                                                             1st Qtr.
   Income/Expense(3)                   Change due to(4)      Income/                    Change due to(4)
   -----------------   Increase        -----------------    Expense(3)  Increase      -------------------
    1998        1997  (Decrease)       Rate(5)    Volume        1998   (Decrease)       Rate(5)    Volume
    ----        ----  ----------       -------    ------     --------   --------        -------    ------
       $           $           $           $           $           $           $           $           $
  96,593      77,406      19,187      (2,562)     21,749      90,862       5,731      (1,799)      7,530
  26,091      27,847      (1,756)     (2,941)      1,185      26,393        (302)        788      (1,090)
   8,840       7,586       1,254       3,413      (2,159)      8,431         409         295         114
 106,078      84,012      22,066      (2,004)     24,070      95,308      10,770       1,561       9,209
  36,786      43,145      (6,359)     (1,515)     (4,844)     38,117      (1,331)        (72)     (1,259)
  65,110      64,068       1,042        (212)      1,254      67,597      (2,487)       (235)     (2,252)
---------------------------------------------------------------------------------------------------------
 339,498     304,064      35,434     (10,908)     46,342     326,708      12,790        (711)     13,501
---------------------------------------------------------------------------------------------------------
   9,202      11,642      (2,440)        235      (2,675)      9,533        (331)          6        (337)
  68,791      59,875       8,916      (1,182)     10,098      62,411       6,380        (471)      6,851
   3,192       2,266         926        (163)      1,089       9,049      (5,857)       (136)     (5,721)
  28,542      10,618      17,924      (4,454)     22,378      20,571       7,971      (1,553)      9,524
---------------------------------------------------------------------------------------------------------
 449,225     388,465      60,760     (15,818)     76,578     428,272      20,953      (1,980)     22,933
=========================================================================================================
  55,182      42,939      12,243       2,992       9,251      50,296       4,886       1,151       3,735
   8,168       9,768      (1,600)       (637)       (963)      8,126          42         123         (81)
  49,482      53,450      (3,968)        919      (4,887)     50,501      (1,019)        833      (1,852)
---------------------------------------------------------------------------------------------------------
 112,832     106,157       6,675       2,358       4,317     108,923       3,909       1,743       2,166
---------------------------------------------------------------------------------------------------------
  83,100      45,557      37,543       2,317      35,226      72,302      10,798       1,465       9,333
  16,600      15,591       1,009        (638)      1,647      17,123        (523)       (445)        (78)
---------------------------------------------------------------------------------------------------------
 212,532     167,305      45,227      11,490      33,737     198,348      14,184       4,090      10,094

---------------------------------------------------------------------------------------------------------
 212,532     167,305      45,227      12,277      32,950     198,348      14,184       3,572      10,612
---------------------------------------------------------------------------------------------------------
 236,693     221,160      15,533     (28,095)     43,628     229,924       6,769      (5,552)     12,321
=========================================================================================================

(1) Tax-equivalent basis.

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(3) Includes tax-equivalent net loan fees (costs) of $(172,000) and $(68,000) for the second quarter of 1998 and 1997, respectively, and $310,000 for the first quarter of 1998.

(4) Variances are computed on a line-by-line basis and are non-additive.

(5) Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4  Allowance For Loan Losses

Dollars in thousands                                      Second Quarter         Six Months Ended June 30,
                                                        ---------------------    -------------------------
                                                           1998          1997            1998         1997
Beginning balance                                      $280,969      $268,870        $281,394     $268,868
-----------------------------------------------------------------------------------------------------------
Allowance from acquisitions and other activities, net        27             -           1,558            -
Allowance of loans transferred to loans held for sale   (35,000)            -         (35,000)           -
Provision for loan losses                                21,810        36,000          44,906       65,698
-----------------------------------------------------------------------------------------------------------

Net charge-offs (recoveries):
 Commercial                                                (613)          (58)           (815)         468
 Real estate - income property                              209          (433)           (187)        (895)
 Real estate - construction                                   -          (515)            361         (611)
 Instalment                                               3,276         3,038           7,797        8,583
 Bank card                                               18,565        22,865          39,073       46,235
 Real estate - mortgage                                     352           783             612        1,596
-----------------------------------------------------------------------------------------------------------
  Total net charge-offs                                  21,789        25,680          46,841       55,376
-----------------------------------------------------------------------------------------------------------
Balance, June 30                                       $246,017      $279,190        $246,017     $279,190
===========================================================================================================
Allowance for loan losses to period-end loans              1.54%         1.96%           1.54%        1.96%
Annualized net charge-offs to average loans                 .54           .73             .59          .79
===========================================================================================================


Table 5  Nonperforming Assets(1) And Past Due Loans

Dollars in thousands                                                      June 30,
                                                                 -------------------------    December 31,
                                                                    1998              1997            1997
Nonaccrual loans:
 Commercial                                                      $ 9,850           $11,990         $11,247
 Real estate - income property                                     9,887             7,303           6,412
 Real estate - construction                                       13,165            10,243          14,239
 Instalment                                                        5,613             3,115           3,292
 Real estate - mortgage                                           20,814            25,162          25,310
-----------------------------------------------------------------------------------------------------------
  Total nonperforming loans(1)                                    59,329            57,813          60,500
Foreclosed properties - net                                       16,652            34,243          25,731
-----------------------------------------------------------------------------------------------------------
  Total nonperforming assets(1)                                  $75,981           $92,056         $86,231
===========================================================================================================
Nonperforming assets(1) to:
 Loans and foreclosed properties - net                               .48%              .64%            .55%
 Total assets                                                        .29               .40             .35
Allowance for loan losses to:
 Nonperforming assets(1)                                             324               303             326
 Nonperforming loans(1)                                              415               483             465
Allowance for loan losses plus shareholders'
 equity to nonperforming assets(1)                                 32.27x            23.67x          27.15x
===========================================================================================================
Accruing loans past due 90 days:
 Commercial                                                      $ 4,081           $ 2,014         $ 3,524
 Real estate - income property                                       461             1,800           1,750
 Real estate - construction                                            2               500             216
 Instalment
  Student                                                         31,700            25,168          25,742
  Other                                                            5,771             4,953           6,886
 Bank card                                                         4,884            19,484          24,126
 Real estate - mortgage                                            4,912             4,794           6,023
-----------------------------------------------------------------------------------------------------------
  Total accruing loans past due 90 days                          $51,811           $58,713         $68,267
===========================================================================================================

(1) Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 6  Noninterest Income And Expense

In thousands                                                                           Six Months Ended
                                                     Second Quarter          First          June 30,
                                                   --------------------    Quarter     -------------------
                                                       1998        1997       1998        1998        1997
Noninterest Income
Service charges on deposit accounts                $ 34,860    $ 31,731   $ 33,067    $ 67,927    $ 61,894
Trust and investment advisory                        20,950      17,887     20,119      41,069      35,340
Bank card-related                                     9,360       9,771      8,810      18,170      22,419
Other service charges and fees                       11,592       8,730      9,653      21,245      17,173
Mortgage origination - net                           18,488       2,359     15,102      33,590       3,261
Mortgage servicing - net                                458       3,582      2,352       2,810       8,713
Trading account activities                            1,570       1,162      1,345       2,915       2,109
Commissions on letters of credit                      1,161       1,299      1,356       2,517       2,413
Gain on sale of mortgage servicing rights                 -       4,000          -           -      10,450
Gain on sale of premises                                  -           -          -           -       5,807
Gain on sale of merchant card processing                  -      17,325          -           -      17,325
Miscellaneous                                        15,529      13,261     14,246      29,775      23,606
Securities gains (losses)                             2,542         (91)     2,613       5,155       3,973
-----------------------------------------------------------------------------------------------------------
 Total noninterest income                          $116,510    $111,016   $108,663    $225,173    $214,483
===========================================================================================================

Noninterest Expense
Salaries                                           $ 81,932    $ 75,914   $ 81,096    $163,028    $154,302
Benefits                                             20,191      20,633     19,759      39,950      41,587
-----------------------------------------------------------------------------------------------------------
 Total personnel                                    102,123      96,547    100,855     202,978     195,889
Occupancy - net                                      13,893      13,685     13,154      27,047      29,843
Equipment                                            10,962      11,462     10,802      21,764      21,281
Communications                                       10,433       9,278      9,970      20,403      18,123
Outside data services                                 7,693       6,837      6,962      14,655      13,059
Professional fees and services                        6,840       8,333      6,327      13,167      15,368
Advertising and marketing                             5,773       5,345      5,709      11,482       9,875
Amortization of purchased intangibles                 4,976       4,206      4,793       9,769       8,433
Stationery, printing and supplies                     3,220       2,615      3,608       6,828       5,328
Loan expense                                          4,826       2,783      2,883       7,709       5,598
Transportation                                        1,894       1,774      1,855       3,749       3,499
FDIC premiums - net                                     747         682        430       1,177       1,789
Foreclosed properties (net recoveries)                  914         645       (517)        397       1,360
Miscellaneous                                        17,386      14,818     14,155      31,541      29,570
-----------------------------------------------------------------------------------------------------------
 Total noninterest expense                         $191,680    $179,010   $180,986    $372,666    $359,015
===========================================================================================================


Table 7  Debt And Other Security Ratings
(as of July 31, 1998)

                                                         Standard       Thomson
Security                                   Moody's      & Poor's      BankWatch
6 1/2% Subordinated Notes due 2018            Baa1          BBB+             A-
8 3/4% Subordinated Notes due 2004            Baa1          BBB+             A-
8 1/4% Subordinated Notes due 2002            Baa1          BBB+             A-
Commercial Paper                               P-2     Not rated          TBW-1
Crestar Bank Deposits:
 Long-Term                                      A2             A      Not rated
 Short-Term                                    P-1           A-1          TBW-1
Crestar Capital Trust 1
 Preferred Stock                              Baa1           BBB      Not rated
===============================================================================

                                       29

Table 8  Off-Balance Sheet Derivative Financial Instruments(1)

June 30, 1998                                             Average
                                               Weighted     Fixed   Estimated
Dollars in thousands                Notional    Average   Receive        Fair
                                     Balance   Maturity      Rate       Value   Comments
Interest Rate Conversions
 Generic interest rate swaps      $1,675,000   3.3 yrs.     6.19%               Notional amounts of $1.33
  Carrying amount(2)                                                  $ 1,468   billion and $350 million
   Commercial loan program                                                      convert floating rate commercial
    Unrealized gains                                                   17,307   and instalment loans, respectively,
    Unrealized losses                                                    (554)  to fixed rate. Floating rates paid
   Instalment loan program                                                      tied to LIBOR.
   Unrealized gains                                                     2,067
                                                                     --------
  Estimated fair value                                                 20,288
                                                                     --------
 Interest rate caps                1,055,000   2.9 yrs.    6.55%(3)             Notional amount of $1.06 million
  Carrying amount(2)                                                    8,855   hedges the interest rate risk
   Money market deposit program                                                 associated with rising interest
    Unrealized losses                                                  (4,216)  rates on floating rate money
                                                                                market deposits (strike rate tied
                                                                     --------   to LIBOR).
  Estimated fair value                                                  4,639
                                                                     --------
Market Value Hedges
 Interest rate caps                1,950,000   1.7 yrs.    7.56%3               Notional amount of $1.75 billion
  Carrying amount(2)                                                   10,229   hedges the market value of fixed
   Securities available for sale program(5)                                     rate securities available for sale
    Unrealized losses                                                  (9,379)  in a rising rate environment (strike
   Real estate income property loan program                                     rate for $800 million tied to 5 year
   Unrealized losses                                                     (545)  CMT; strike rate for $950 million
                                                                                tied to LIBOR). Notional amount
                                                                                of $200 million hedges the
                                                                                market value of fixed rate real
                                                                                estate income property loans
                                                                     --------   (strike rate tied to LIBOR).
  Estimated fair value                                                    305
                                                                     --------

 Interest rate floors                250,000   3.7 yrs.    5.26%4               Notional amount of $150 million
  Carrying amount(2)                                                    1,620   hedges the prepayment risk
   Real estate mortgage loan program                                            associated with fixed rate
    Unrealized gains                                                      509   mortgage loans in a declining rate
   Domestic time deposit program                                                environment (strike rate tied to
    Unrealized gains                                                      202   5 year CMT). Notional amount of
                                                                                $100 million hedges the fair value
                                                                                of fixed rate domestic time deposits
                                                                     --------  (strike rate tied to 3 year CMT).
  Estimated fair value                                                  2,331
                                                                     --------

Hedges of Lending Commitments
 Forward contracts                 2,813,321    .2 yrs.       n/a               Hedges of residential mortgage
  Unrealized gains                                                      3,065   lending commitments.
  Unrealized losses                                                    (6,590)
                                                                    ---------
 Estimated fair value                                                  (3,525)
                                  ----------                        ---------
   Total derivatives              $7,743,321                          $24,038
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

n/a - Not applicable
LIBOR - London Interbank Offered Rates
3 year CMT - Yield on 3 year constant maturity U.S. Treasury securities 5 year CMT - Yield on 5 year constant maturity U.S. Treasury securities

Table 9  Off-Balance Sheet Derivatives--Expected Maturities(1)

June 30, 1998
Dollars in thousands                   Within         One to         Three to         Over
                                     One Year    Three Years       Five Years   Five Years           Total
Interest Rate Conversions
 Generic interest rate swaps:
  Notional amount                         $ -      $ 665,000        $ 760,000     $250,000      $1,675,000
  Average fixed receive rate                -           5.95%            6.21%        6.74%           6.19%
  Carrying amount                         $ -          $ 137            $ 898        $ 433         $ 1,468
  Net unrealized gain                       -          1,527            7,612        9,681          18,820

 Interest rate caps
  Notional amount                     $ 5,000      $ 550,000        $ 500,000          $ -      $1,055,000
  Average strike rate                    6.00%          6.68%            6.40%           -            6.55%
  Carrying amount                         $ -        $ 2,745          $ 6,110          $ -         $ 8,855
  Unrealized loss                           -           (944)          (3,272)           -          (4,216)

Market Value Hedges
 Interest rate caps
  Notional amount                         $ -     $1,950,000              $ -          $ -      $1,950,000
  Average strike rate                       -           7.56%               -            -            7.56%
  Carrying amount                         $ -       $ 10,229              $ -          $ -        $ 10,229
  Unrealized loss                           -         (9,924)               -            -          (9,924)

 Interest rate floors
  Notional amount                         $ -            $ -        $ 250,000          $ -       $ 250,000
  Average strike rate                       -              -             5.26%           -            5.26%
  Carrying amount                         $ -            $ -          $ 1,620          $ -         $ 1,620
  Unrealized gain                           -              -              711            -             711

Hedges of Lending Commitments
 Forward contracts:(2)
  Notional amount                  $2,813,321            $ -              $ -          $ -      $2,813,321
  Net unrealized loss                  (3,525)             -                -            -          (3,525)
   Total derivatives:
    Notional amount                $2,818,321     $3,165,000       $1,510,000     $250,000      $7,743,321
    Carrying amount                       $ -       $ 13,111          $ 8,628        $ 433        $ 22,172
    Net unrealized gain (loss)         (3,525)        (9,341)           5,051        9,681           1,866
                                   ----------     ----------       ----------     --------      ----------
     Estimated fair value            $ (3,525)       $ 3,770         $ 13,679     $ 10,114        $ 24,038
==========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Hedges  of  residential  mortgage lending commitments.

Table 10  Off-Balance Sheet Derivatives Activity-Notional Balances(1)
In thousands

                           Interest Rate Conversions      Market Value Hedges
                           -------------------------    ---------------------    Hedges of
                               Interest     Interest      Interest   Interest      Lending
                                   Rate         Rate          Rate       Rate      Commit-
                                  Swaps         Caps          Caps     Floors       ments(2)         Total
Balance, April 1, 1998       $1,575,000    $ 560,000    $1,950,000        $ -   $2,278,339      $6,363,339
Additions                       100,000      500,000             -    250,000    3,399,044       4,249,044
Maturities                            -       (5,000)            -          -   (2,864,062)     (2,869,062)
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 1998       $1,675,000   $1,055,000    $1,950,000   $250,000   $2,813,321      $7,743,321
===========================================================================================================
Balance, January 1, 1998     $1,675,000    $ 460,000    $1,950,000        $ -   $1,459,888      $5,544,888
Additions                       300,000      600,000             -    250,000    5,967,864       7,117,864
Terminations                   (300,000)           -             -          -            -        (300,000)
Maturities                            -       (5,000)            -          -   (4,614,431)     (4,619,431)
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 1998       $1,675,000   $1,055,000    $1,950,000   $250,000   $2,813,321      $7,743,321
===========================================================================================================

(1) Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.

(2) Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 11  Selected Quarterly Financial Information
Dollars in thousands, except per share data

                                             2nd Qtr.     1st Qtr.     4th Qtr.(3)   3rd Qtr.(2)  2nd Qtr.
Results of operations:                           1998         1998          1997         1997         1997
Net interest income(1)                       $236,693     $229,924      $224,051     $220,041     $221,160
Provision for loan losses                      21,811       23,096        23,300       19,099       36,000
-----------------------------------------------------------------------------------------------------------
Net credit income                             214,882      206,828       200,751      200,942      185,160
Securities gains (losses)                       2,542        2,613         1,231          124          (91)
Other noninterest income                      113,968      106,050       109,616       95,985      111,107
-----------------------------------------------------------------------------------------------------------
Net credit and noninterest income             331,392      315,491       311,598      297,051      296,176
Noninterest expense                           191,680      180,986       182,011      173,231      179,010
-----------------------------------------------------------------------------------------------------------
Income before taxes                           139,712      134,505       129,587      123,820      117,166
-----------------------------------------------------------------------------------------------------------
Tax-equivalent adjustment                       3,259        2,964         2,860        2,903        2,851
Book tax expense                               49,025       46,668        44,032       41,374       38,525
-----------------------------------------------------------------------------------------------------------
 Income tax expense                            52,284       49,632        46,892       44,277       41,376
-----------------------------------------------------------------------------------------------------------
Net Income                                   $ 87,428     $ 84,873      $ 82,695     $ 79,543     $ 75,790
===========================================================================================================
Basic
 Earnings per share                          $ .78        $ .76         $ .75        $ .71        $ .69
 Average shares outstanding (000s)            112,150      111,704       110,916      110,760      110,496
Diluted
 Earnings per share                          $ .77        $ .75         $ .74        $ .71        $ .68
 Average shares outstanding (000s)            113,547      113,222       112,423      112,069      111,602
Dividends paid                                    .33          .29           .29          .29          .29
===========================================================================================================================
Selected ratios and other data:
Return on average assets                         1.39%        1.41%         1.46%        1.47%        1.42%
Return on average equity                        16.46        16.41         16.70        16.60        16.48
Net interest margin(1)                           4.06         4.18          4.35         4.47         4.58
Net charge-offs as % of average loans             .54          .64           .64          .55          .73
Allowance as % of period-end loans               1.54         1.74          1.79         1.90         1.96
Overhead ratio                                  54.27        53.45         54.35        54.79        53.89
Average equity to assets                         8.42         8.61          8.74         8.87         8.64
Average equity leverage                         11.88x       11.61x        11.45x       11.28x       11.57x
Full-time equivalent employees (period-end)     8,125        8,170         8,215        7,934        7,960
===========================================================================================================================

(1) Tax-equivalent basis.

Table 12  Consolidated Average Balances/Net Interest Income/Rates(1)

                                                             Three Months Ended June 30,
                                            --------------------------------------------------------------
                                                       1998                            1997
                                            -----------------------------      ---------------------------
Dollars in thousands                                    Income/    Yield/                  Income/  Yield/
                                              Balance   Expense      Rate        Balance   Expense    Rate
                                              -------   -------    ------        -------   -------  ------
Assets                                              $         $         %              $         $       %
Securities held to maturity(2)                594,342     9,202      6.20        771,671    11,642    6.04
Securities available for sale(2)            4,415,174    68,791      6.23      3,778,013    59,875    6.32
Money market investments(2)                   238,260     3,192      5.37        160,914     2,266    5.65
Loans held for sale(2)                      1,676,327    28,542      6.84        551,352    10,618    7.89
----------------------------------------------------------------------------------------------------------
Commercial                                  4,917,937    96,593      7.87      3,833,655    77,406    8.06
Real estate - income property               1,171,884    26,091      8.65      1,270,639    27,847    8.77
Real estate - construction                    386,861     8,840      8.94        334,572     7,586    9.09
Instalment                                  5,273,448   106,078      8.01      4,099,809    84,012    8.21
Bank card                                   1,094,608    36,786     13.79      1,228,168    43,145   14.39
Real estate - mortgage                      3,398,345    65,110      7.66      3,333,024    64,068    7.68
----------------------------------------------------------------------------------------------------------
 Total loans(2,3)                          16,243,083   339,498      8.35     14,099,867   304,064    8.65
Allowance for loan losses                    (283,650)                          (269,823)
----------------------------------------------------------------------------------------------------------
 Loans - net                               15,959,433                         13,830,044
Cash and due from banks                       847,408                            876,737
Premises and equipment - net                  494,425                            452,803
Intangible assets - net                       195,933                            174,283
Foreclosed properties - net                    19,447                             29,107
Other assets                                  792,090                            669,267
----------------------------------------------------------------------------------------------------------
 Total Assets                              25,232,839                         21,294,191
==========================================================================================================
Total Earning Assets                       23,167,186   449,225      7.75     19,361,817   388,465    8.05
==========================================================================================================
Liabilities And Shareholders' Equity
Interest-bearing demand deposits            6,829,500    55,182      3.24      5,805,429    42,939    2.97
Regular savings deposits                    1,418,043     8,168      2.31      1,573,048     9,768    2.49
Domestic time deposits                      3,942,134    49,482      5.08      4,336,813    53,450    4.98
Certificates of deposit $100,000 and over   1,422,465    20,062      5.66        836,682    11,608    5.57
----------------------------------------------------------------------------------------------------------
 Total savings and time deposits(2)        13,612,142   132,894      3.93     12,551,972   117,765    3.77
Demand deposits                             3,499,735                          3,124,043
----------------------------------------------------------------------------------------------------------
 Total deposits                            17,111,877                         15,676,015
Short-term borrowings(2)                    4,648,634    63,038      5.44      2,583,276    33,949    5.26
Long-term debt(2)                             922,961    16,600      7.19        834,761    15,591    7.47
Other liabilities                             425,086                            360,040
----------------------------------------------------------------------------------------------------------
 Total liabilities                         23,108,558                         19,454,092
----------------------------------------------------------------------------------------------------------
 Total shareholders' equity                 2,124,281                          1,840,099
----------------------------------------------------------------------------------------------------------
Total Liabilities And Shareholders' Equity 25,232,839                         21,294,191
==========================================================================================================
Total interest-bearing liabilities         19,183,737   212,532      4.45     15,970,009   167,305    4.21
Other sources - net                         3,983,449                          3,391,808
----------------------------------------------------------------------------------------------------------
Total Sources Of Funds                     23,167,186   212,532      3.69     19,361,817   167,305    3.47
==========================================================================================================
Net Interest Spread                                                  3.30                             3.84
Net Interest Income/Margin                              236,693      4.06                  221,160    4.58
==========================================================================================================

                                            Three Months Ended March 31,                        Six Months Ended June 30,
                                            ------------------------------       --------------------------------------------------
                                                        1998                             1998                           1997
                                            ------------------------------       ------------------------   -----------------------
Dollars in thousands                                   Income/   Yield/                Income/  Yield/               Income/ Yield/
                                              Balance  Expense     Rate       Balance  Expense    Rate      Balance  Expense   Rate
                                              -------  -------   ------       -------  -------  ------      -------  ------- ------
Assets                                              $        $        %             $        $       %            $        $      %
Securities held to maturity(2)                616,117    9,533     6.21       605,169   18,735    6.21      839,850   25,350   6.05
Securities available for sale(2)            3,978,423   62,411     6.28     4,198,005  131,202    6.25    3,923,791  123,724   6.31
Money market investments(2)                   647,881    9,049     5.66       441,939   12,241    5.59      258,645    6,953   5.42
Loans held for sale(2)                      1,150,140   20,571     7.22     1,414,687   49,113    6.97      565,877   22,258   7.98
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                                  4,540,123   90,862     8.09     4,730,074  187,455    7.98    3,822,540  152,788   8.04
Real estate - income property               1,222,918   26,393     8.69     1,197,260   52,484    8.72    1,257,868   55,130   8.78
Real estate - construction                    381,702    8,431     8.95       384,296   17,271    8.98      323,027   14,658   9.07
Instalment                                  4,809,541   95,308     7.95     5,042,775  201,386    7.99    4,102,657  165,462   8.09
Bank card                                   1,130,487   38,117    13.90     1,112,448   74,903   13.84    1,283,150   90,084  14.31
Real estate - mortgage                      3,515,622   67,597     7.68     3,456,660  132,707    7.67    3,193,160  123,389   7.73
-----------------------------------------------------------------------------------------------------------------------------------
 Total loans(2,3)                          15,600,393  326,708     8.45    15,923,513  666,206    8.40   13,982,402  601,511   8.65
Allowance for loan losses                    (280,800)                       (282,233)                     (269,460)
-----------------------------------------------------------------------------------------------------------------------------------
 Loans - net                               15,319,593                      15,641,280                    13,712,942
Cash and due from banks                       882,916                         865,064                       870,186
Premises and equipment - net                  494,547                         494,485                       448,276
Intangible assets - net                       193,335                         194,641                       176,324
Foreclosed properties - net                    20,002                          19,723                        28,807
Other assets                                  723,180                         757,826                       645,754
-----------------------------------------------------------------------------------------------------------------------------------
 Total Assets                              24,026,134                      24,632,819                    21,470,452
===================================================================================================================================
Total Earning Assets                       21,992,954  428,272     7.84    22,583,313  877,497    7.80   19,570,565  779,796   8.01
===================================================================================================================================
Liabilities And Shareholders' Equity
Interest-bearing demand deposits            6,429,487   50,296     3.17     6,630,599  105,478    3.21    5,800,783   84,753   2.95
Regular savings deposits                    1,432,363    8,126     2.30     1,425,164   16,294    2.31    1,591,398   19,732   2.50
Domestic time deposits                      4,091,130   50,501     5.04     4,016,221   99,983    5.05    4,418,860  108,513   4.98
Certificates of deposit
  $100,000 and over                         1,203,860   16,974     5.72     1,313,767   37,036    5.69      677,175   18,486   5.51
-----------------------------------------------------------------------------------------------------------------------------------
 Total savings and time deposits(2)        13,156,840  125,897     3.89    13,385,751  258,791    3.91   12,488,216  231,484   3.75
Demand deposits                             3,289,652                       3,395,274                     3,123,526
-----------------------------------------------------------------------------------------------------------------------------------
 Total deposits                            16,446,492                      16,781,025                    15,611,742
Short-term borrowings(2)                    4,172,626   55,328     5.37     4,411,945  118,366    5.41    2,846,104   73,746   5.22
Long-term debt(2)                             927,180   17,123     7.39       925,059   33,723    7.29      843,932   31,206   7.40
Other liabilities                             410,387                         417,773                       354,395
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                         21,956,685                      22,535,802                    19,656,173
-----------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                 2,069,449                       2,097,017                     1,814,279
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities And
  Shareholders' Equity                     24,026,134                      24,632,819                    21,470,452
===================================================================================================================================
Total interest-bearing liabilities          8,256,646  198,348     4.41    18,722,755  410,880    4.43   16,178,252  336,436   4.19
Other sources - net                         3,736,308                       3,860,558                     3,392,313
-----------------------------------------------------------------------------------------------------------------------------------
Total Sources Of Funds                     21,992,954  198,348     3.66    22,583,313  410,880    3.67   19,570,565  336,436   3.47
===================================================================================================================================
Net Interest Spread                                                3.43                           3.37                         3.82
Net Interest Income/Margin                             229,924     4.18                466,617    4.13               443,360   4.54
===================================================================================================================================

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

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of Shareholders of Crestar Financial Corporation was held on April 24, 1998 for the purpose of electing five Class II directors for a term of three years. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there were no solicitations in opposition to the recommendation of the Board of Directors on the matter voted on.

Five Class II directors were elected for three-year terms, each having a minimum of 92,216,087 shares voted "for" election, with no more than 814,541 shares voted "withheld." The five Class II directors elected were:

Class II - three-year term:

Frank E. McCarthy          Eugene P. Trani
G. Gilmer Minor III        James M. Wells III
Jeffrey R. Springer

The following Class III directors' terms expire in 1999:      The following Class I directors' terms expire in 2000:

Charles R. Longsworth      Richard G. Tilghman          J. Carter Fox             Alfred H. Smith, Jr.
Paul D. Miller             L. Dudley Walker             Patrick J. Maher          Robert C. Wilburn
Frank S. Royal             Karen Hastie Williams        Gordon F. Rainey, Jr.

"Broker non-votes" were not included in determining the number of votes cast in the election of directors. The matter voted on was considered "routine" under New York Stock Exchange rules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Crestar Financial Corporation
                                      ------------------------------------------
                                                       Registrant




Date   August 12, 1998                    /s/ James D. Barr
      -----------------               ------------------------------------------
                                         James D. Barr
                                         Executive Vice President,
                                         Controller and Treasurer