Form 10-Q
period 1998-09-30
CRESTAR FINANCIAL CORP
filed 1998-11-13
CIK 101880

United States Securities And Exchange Commission

                              Washington, DC 20549

                                    Form 10-Q


                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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

Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at October 31, 1998
      Common Stock, $5 par value                    112,734,205

                 Crestar Financial Corporation And Subsidiaries

                                    Form 10-Q

                    For The Quarter Ended September 30, 1998

Part I. Financial Information

       Item 1. Financial Statements:
                                                                           Page

               Consolidated Balance Sheets.....................................3

               Consolidated Statements Of Income...............................4

               Consolidated Statements Of Changes In Shareholders' Equity....5-6

               Consolidated Statements Of Cash Flows...........................7

               Notes To Consolidated Financial Statements...................8-13

       Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations:

               Financial Commentary........................................14-34

Part II. Other Information

       Item 6. Exhibits And Reports On Form 8-K:

               There were two reports on Form 8-K filed during the three months ended September 30, 1998. On July 14, 1998, Crestar Financial Corporation (Crestar) filed a Form 8-K relating to the sale of a portion of Crestar's bank card loan portfolio. Under terms of the sales agreement, Crestar recognized a pre-tax gain, net of transaction costs, of $54 million. On July 22, 1998, Crestar filed a Form 8-K reporting that Crestar had agreed to merge with SunTrust Banks, Inc., a major Southeastern bank holding company based in Atlanta, Georgia. The filing included the Agreement and Plan of Merger between Crestar and SunTrust Banks, Inc., dated July 20, 1998.

Consolidated Balance Sheets
Crestar Financial Corporation And Subsidiaries

Dollars in thousands, except share data                                                September 30,
                                                                                   ---------------------      December 31,
Assets                                                                               1998            1997            1997
Cash and due from banks                                                      $    887,047    $    885,956    $  1,175,314
Securities held to maturity (note 2)                                              499,253         662,517         626,716
Securities available for sale (note 3)                                          4,008,852       3,333,777       3,839,006
Money market investments (note 4)                                                 631,471       1,167,335       1,431,790
Loans held for sale                                                             1,717,821         851,660         964,697
Loans (note 5):
  Business Loans:
    Commercial                                                                  5,246,862       4,083,035       4,666,505
    Real estate - income property                                               1,106,735       1,254,381       1,254,079
    Real estate - construction                                                    409,293         341,239         381,413
  Consumer Loans:
    Instalment                                                                  5,547,607       4,763,817       4,846,857
    Bank card                                                                     506,953       1,148,260       1,153,937
    Real estate - mortgage                                                      3,851,224       3,087,841       3,374,199
                                                                             ------------    ------------    ------------
      Total Loans                                                              16,668,674      14,678,573      15,676,990
    Less: Allowance for loan losses (note 6)                                     (245,992)       (278,331)       (281,394)
                                                                             ------------    ------------    ------------
      Loans - net                                                              16,422,682      14,400,242      15,395,596
                                                                             ------------    ------------    ------------
Premises and equipment - net                                                      474,747         469,676         486,111
Intangible assets - net                                                           193,886         168,020         197,420
Foreclosed properties - net (notes 5 and 7)                                        16,628          26,757          25,731
Other assets                                                                      920,024       1,222,497         786,135
                                                                             ------------    ------------    ------------
  Total Assets                                                               $ 25,772,411    $ 23,188,437    $ 24,928,516
                                                                             ============    ============    ============
Liabilities
Demand deposits                                                              $  3,520,486    $  3,319,797    $  3,540,340
Interest-bearing demand deposits                                                7,028,252       5,800,597       6,257,114
Regular savings deposits                                                        1,334,844       1,464,576       1,448,589
Domestic time deposits                                                          3,907,418       4,092,631       4,191,151
Certificates of deposit $100,000 and over                                       1,252,075       1,432,079         932,058
                                                                             ------------    ------------    ------------
  Total deposits                                                               17,043,075      16,109,680      16,369,252
Short-term borrowings (note 8)                                                  4,592,535       3,755,235       4,789,045
Other liabilities                                                                 698,733         584,570         879,073
Long-term debt (note 9)                                                         1,127,262         799,375         831,383
                                                                             ------------    ------------    ------------
  Total Liabilities                                                            23,461,605      21,248,860      22,868,753
                                                                             ------------    ------------    ------------
Shareholders' Equity
Preferred stock. Authorized 2,000,000 shares; none issued                              --              --              --
Common stock, $5 par value. Authorized 200,000,000 shares;
  outstanding 112,643,319 and 110,188,084 at September 30, 1998
  and 1997, respectively; 111,420,187 at December 31, 1997                        563,217         550,940         557,101
Capital surplus                                                                   404,001         271,868         340,623
Retained earnings                                                               1,307,713       1,128,608       1,162,767
Accumulated other comprehensive income (note 3)                                    35,875         (11,839)           (728)
                                                                             ------------    ------------    ------------
  Total Shareholders' Equity                                                    2,310,806       1,939,577       2,059,763
Commitments and contingencies (note 11)
                                                                             ------------    ------------    ------------
  Total Liabilities And Shareholders' Equity                                 $ 25,772,411    $ 23,188,437    $ 24,928,516
                                                                             ============    ============    ============

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income
Crestar Financial Corporation And Subsidiaries


In thousands, except per share data                       Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                          ----------------------------     ---------------------------
Income From Earning Assets                                      1998         1997                1998         1997
Interest and fees on loans                                $  321,328   $  308,385           $ 982,720   $  905,922
Interest on securities held to maturity                        7,855        9,841              25,210       33,815
Interest and dividends on securities available for sale       66,822       52,958             198,024      176,682
Income on money market investments                             2,768        6,955              14,980       13,867
Interest on mortgage loans held for sale                      31,018       13,598              80,131       35,856
                                                          ----------   ----------          ----------   ----------
  Total income from earning assets                           429,791      391,737           1,301,065    1,166,142
                                                          ----------   ----------          ----------   ----------
Interest Expense
Interest-bearing demand deposits                              58,563       44,592             164,041      129,345
Regular savings deposits                                       7,986        9,337              24,280       29,069
Domestic time deposits                                        49,738       52,424             149,721      160,937
Certificates of deposit $100,000 and over                     18,817       14,722              55,853       33,208
                                                          ----------   ----------          ----------   ----------
  Total interest on deposits                                 135,104      121,075             393,895      352,559
Short-term borrowings                                         57,933       38,231             176,299      111,977
Long-term debt                                                17,755       15,293              51,478       46,499
                                                          ----------   ----------          ----------   ----------
  Total interest expense                                     210,792      174,599             621,672      511,035
                                                          ----------   ----------          ----------   ----------
Net Interest Income                                          218,999      217,138             679,393      655,107
Provision for loan losses (note 6)                             9,080       19,099              53,987       84,797
                                                          ----------   ----------          ----------   ----------
Net Credit Income                                            209,919      198,039             625,406      570,310
                                                          ----------   ----------          ----------   ----------
Noninterest Income
Service charges on deposit accounts                           35,257       30,893             103,184       92,787
Trust and investment advisory income                          20,468       19,308              61,537       54,648
Bank card-related income                                       6,895        9,236              25,065       31,655
Other income                                                  95,390       36,548             188,242      127,405
Gains from sale of securities                                    948          124               6,103        4,097
                                                          ----------   ----------          ----------   ----------
  Total noninterest income                                   158,958       96,109             384,131      310,592
                                                          ----------   ----------          ----------   ----------
Net Credit And Noninterest Income                            368,877      294,148           1,009,537      880,902
                                                          ----------   ----------          ----------   ----------
Noninterest Expense
Personnel expense                                            122,380       95,134             325,358      291,023
Occupancy expense - net                                       15,612       14,957              42,659       44,800
Equipment expense                                             12,312        9,970              34,076       31,251
Other expense                                                 79,971       53,170             200,848      165,172
                                                          ----------   ----------          ----------   ----------
  Total noninterest expense                                  230,275      173,231             602,941      532,246
                                                          ----------   ----------          ----------   ----------
Income Before Income Taxes                                   138,602      120,917             406,596      348,656
Income tax expense (note 10)                                  49,725       41,374             145,418      121,543
                                                          ----------   ----------          ----------   ----------
Net Income                                                $   88,877   $   79,543          $  261,178   $  227,113
                                                          ==========   ==========          ==========   ==========
Earnings Per Share
Basic                                                     $      .79   $      .71          $     2.33   $     2.05
Diluted                                                          .78          .71                2.30         2.03
                                                          ==========   ==========          ==========   ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

For the three months ended September 30, 1998 and 1997


In thousands                                                                Capital     Accumulated
                                             Shares of                    Surplus and     Other
                                              Common          Common       Retained    Comprehensive
                                               Stock           Stock        Earnings      Income          Total

Balance, July 1, 1998                          112,220    $   561,099    $ 1,638,071    $     6,430    $ 2,205,600
Comprehensive Income:
  Net Income                                        --             --         88,877             --         88,877
  Net unrealized gain on securities
    available for sale, net of
    reclassification adjustment (note 3)            --             --             --         29,445         29,445
                                           -----------    -----------    -----------    -----------    -----------
Comprehensive Income                                --             --         88,877         29,445        118,322
Cash dividends declared on
  common stock                                      --             --        (37,055)            --        (37,055)
Common stock issued:
  For dividend reinvestment plan                   171            855          8,696             --          9,551
  For thrift and profit sharing plan                58            290          3,460             --          3,750
  For other stock compensation plans               111            555          7,508             --          8,063
  Upon exercise of stock options
    (including tax benefit of $421)                 83            418          2,157             --          2,575
                                           -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1998                    112,643    $   563,217    $ 1,711,714    $    35,875    $ 2,310,806
                                           ===========    ===========    ===========    ===========    ===========
Balance, July 1, 1997                          110,638    $   553,191    $ 1,375,817    $   (28,939)   $ 1,900,069
Comprehensive Income:
  Net Income                                        --             --         79,543             --         79,543
  Net unrealized gain on securities
    available for sale, net of                      --
    reclassification adjustment (note 3)            --             --             --         17,100         17,100
                                           -----------    -----------    -----------    -----------    -----------
Comprehensive Income                                --             --         79,543         17,100         96,643
Cash dividends declared on
  common stock                                      --             --        (32,033)            --        (32,033)
Common stock purchased and retired                (780)        (3,900)       (32,906)            --        (36,806)
Common stock issued:
  For dividend reinvestment plan                   181            905          6,830             --          7,735
  For thrift and profit sharing plan                34            170          1,338             --          1,508
  For other stock compensation plans                --             --              4             --              4
  Upon exercise of stock options
    (including tax benefit of $630)                115            574          1,883             --          2,457
                                           -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1997                    110,188    $   550,940    $ 1,400,476    $   (11,839)   $ 1,939,577
                                           ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Changes In Shareholders' Equity
Crestar Financial Corporation And Subsidiaries

For the nine months ended September 30, 1998 and 1997

In thousands                                                                Capital        Accumulated
                                               Shares of                   Surplus and         Other
                                                Common         Common       Retained      Comprehensive
                                                 Stock         Stock        Earnings          Income        Total
Balance, January 1, 1998                         111,420    $   557,101    $ 1,503,390    $      (728)   $ 2,059,763
Comprehensive Income:
  Net Income                                          --             --        261,178             --        261,178
  Net unrealized gain on securities
    available for sale, net of
    reclassification adjustment (note 3)              --             --             --         36,603         36,603
                                             -----------    -----------    -----------    -----------    -----------
Comprehensive Income                                  --             --        261,178         36,603        297,781
Cash dividends declared on
  common stock                                        --             --       (106,344)            --       (106,344)
Common stock purchased and retired                  (195)          (975)        (9,888)            --        (10,863)
Common stock issued:
  For acquisition of financial institution           124            621          8,322             --          8,943
  For dividend reinvestment plan                     469          2,345         23,463             --         25,808
  For thrift and profit sharing plan                 295          1,475         15,232             --         16,707
  For other stock compensation plans                 114            569          7,595             --          8,164
  Upon exercise of stock options
    (including tax benefit of $3,231                 416          2,081          8,766             --         10,847
                                             -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1998                      112,643    $   563,217    $ 1,711,714    $    35,875    $ 2,310,806
                                             ===========    ===========    ===========    ===========    ===========
Balance, January 1, 1997                         109,870    $   549,350    $ 1,251,444    $   (21,284)   $ 1,779,510
Comprehensive Income:
  Net Income                                          --             --        227,113             --        227,113
  Net unrealized loss on securities
    available for sale, net of
    reclassification adjustment (note 3)              --             --             --          9,445          9,445
                                             -----------    -----------    -----------    -----------    -----------
Comprehensive Income                                  --             --        227,113          9,445        236,558
Cash dividends declared on
  common stock                                        --             --        (64,342)            --        (64,342)
Common stock purchased and retired                (1,604)        (8,020)       (58,525)            --        (66,545)
Cash paid in lieu of fractional shares                (5)           (25)          (139)            --           (164)
Common stock issued:
  For dividend reinvestment plan                     564          2,820         18,462             --         21,282
  For thrift and profit sharing plan                 218          1,090          7,080             --          8,170
  For other stock compensation plans                  73            365          1,906             --          2,271
  Upon exercise of stock options
    (including tax benefit of $7,977)              1,072          5,360         17,477             --         22,837
                                             -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1997                      110,188    $   550,940    $ 1,400,476    $   (11,839)   $ 1,939,577
                                             ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows
Crestar Financial Corporation And Subsidiaries


In thousands                                                                   Nine Months Ended Sept. 30,
                                                                               ---------------------------
                                                                                    1998           1997
Operating  Net Income                                                           $ 261,178       $ 227,113
Activities Adjustments to reconcile net income to net cash provided
             (used) by operating activities:
               Provisions for loan losses, foreclosed properties
                 and other losses                                                  52,887          84,797
               Depreciation and amortization of premises and equipment             39,563          35,776
               Amortization of intangible assets                                   14,994          12,713
               Deferred income tax expense (benefit)                               34,345          (3,271)
               Net gain on sales of securities, loans and other assets            (64,505)        (31,042)
               Gain on sale of merchant card processing                                 -         (17,325)
               Origination and purchase of loans held for sale                 (7,763,240)     (2,359,449)
               Proceeds from sales of loans held for sale                       7,578,116       2,166,627
               Net decrease in accrued interest receivable,
                 prepaid expenses and other assets                               (132,591)       (118,582)
               Net increase in accrued interest payable, accrued
                 expenses and other liabilities                                   242,924          76,782
               Other, net                                                          94,559          17,681
                                                                                ---------       ---------
               Net cash provided (used) by operating activities                   358,230          91,820
                                                                                ----------      ---------
Investing  Proceeds from maturities and calls of securities held to maturity      151,760         319,211
Activities Proceeds from maturities and calls of securities available for sale    637,614         341,432
           Proceeds from sales of securities available for sale                 3,397,940       2,894,281
           Purchases of securities held to maturity                               (24,885)        (12,587)
           Purchases of securities available for sale                          (4,587,771)     (2,276,921)
           Net decrease (increase) in money market investments                    806,831        (424,317)
           Principal collected on non-bank subsidiary loans                       109,298          21,355
           Loans originated by non-bank subsidiaries                             (196,410)        (29,928)
           Proceeds from sales of loans                                           148,857         151,845
           Net increase in other loans                                         (1,148,569)         95,534
           Purchases of premises and equipment                                    (41,458)        (73,128)
           Proceeds from sales of foreclosed properties
             and mortgage servicing rights                                         61,354          66,231
           Purchases of loans and loan portfolios                                (560,021)     (1,269,119)
           Purchases of net assets of financial institutions                        1,437               -
           Proceeds from sales of branch deposits and premises                          -           9,003
           Other, net                                                            (108,951)        (25,008)
                                                                                ----------      ---------
               Net cash used by investing activities                           (1,352,974)       (212,116)
                                                                                ----------      ---------
Financing  Net increase (decrease) in demand, interest-bearing demand
Activities and regular savings deposits                                            637,539       (302,249)
           Net increase in certificates of deposit                                  36,284        740,719
           Net increase (decrease) in short-term borrowings                       (196,510)      (360,816)
           Proceeds from issuance of long-term debt                                402,695              -
           Principal payments on long-term debt                                   (106,727)       (60,283)
           Cash dividends paid                                                    (106,344)       (94,007)
           Common stock purchased and retired                                      (10,863)       (66,545)
           Proceeds from the issuance of common stock                               50,552         44,312
           Other, net                                                                 (149)            85
                                                                                ----------      ---------
               Net cash provided (used) by financing activities                    706,477        (98,784)
                                                                                ----------      ---------
Cash And   Decrease in cash and cash equivalents                                  (288,267)      (219,080)
Cash       Cash and cash equivalents at beginning of year                        1,175,314      1,105,036
Equivalents                                                                     ----------      ---------
           Cash and cash equivalents at end of quarter                           $ 887,047     $  885,956
                                                                                ==========      =========

Cash and cash equivalents consist of cash and due from banks; see accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
Crestar Financial Corporation And Subsidiaries


(1)  General
The consolidated financial statements conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements, including adjustments related to completed business combinations, have been included. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1998 presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1997 Annual Report and Form 10-K and first quarter 1998 and second quarter 1998 Form 10-Qs.

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

  Intangible assets consisted of goodwill and deposit based intangibles, having a combined balance of $193.6 million and $167.6 million at September 30, 1998 and 1997, respectively, and favorable lease rights of $330,000 and $385,000, respectively.

  Capitalized mortgage servicing rights of $133.8 million and $50.8 million at September 30, 1998 and 1997, respectively, were included in other assets in the consolidated financial statements. Mortgage servicing rights of approximately $124 million and $25 million were capitalized during the first nine months of 1998 and 1997, respectively. The fair value of capitalized mortgage servicing rights was approximately $151 million at September 30, 1998. Amortization of capitalized mortgage servicing rights was approximately $19 million and $9 million in the first nine months of 1998 and 1997, respectively.

  During the first nine months of 1998 and 1997, Crestar capitalized interest of $1.6 million and $2.1 million, respectively, associated with construction in progress.


 (2)  Securities Held To Maturity
The amortized cost (carrying values) and estimated market values of securities held to maturity at September 30 follow:


In thousands                                                    1998                1997
                                                       ------------------   -------------------
                                                       Amortized    Market   Amortized   Market
                                                          Cost       Value      Cost     Value
U.S. Treasury and Federal agencies                     $132,324   $134,344   $197,402  $197,143
Mortgage-backed obligations of Federal agencies         318,548    324,068    413,007   415,957
Other taxable securities                                  2,735      2,739      2,986     2,982
States and political subdivisions                        45,646     46,689     49,122    50,257
                                                       --------   --------   --------  --------
  Total securities held to maturity                    $499,253   $507,840   $662,517  $666,339
                                                       ========   ========   ========  ========

(3)  Securities Available For Sale
The amortized cost and estimated market values (carrying values) of securities available for sale at September 30 follow:


In thousands                                                 1998                     1997
                                                   -----------------------   ----------------------
                                                     Amortized     Market     Amortized   Market
                                                        Cost       Value        Cost      Value
U.S. Treasury and Federal agencies                   $ 187,830  $ 190,682    $ 238,580   $ 226,467
Mortgage-backed obligations of Federal agencies      2,628,228  2,663,823    2,226,465   2,216,823
Other taxable securities                               911,862    927,775      675,727     677,684
Common and preferred stocks                            225,911    226,572      211,680     212,803
                                                   -----------  ---------    ---------  ----------
  Total securities available for sale               $3,953,831 $4,008,852   $3,352,452  $3,333,777
                                                   ===========  =========    =========  ==========

The period-end net unrealized gain or loss on securities available for sale, net of tax, is reflected in the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity as "Accumulated other comprehensive income." For the three months and nine months ended September 30, 1998 and 1997, the net unrealized gain or loss on securities available for sale reflected in the Statement of Changes in Shareholders' Equity is net of reclassification adjustments for gains from sale of securities, net of tax, as included in net income. Gains from the sale of securities during the three months and nine months ended September 30, 1998 totaled $0.9 million and $6.1 million, respectively. Net of income tax expense of approximately $0.3 million, and $2.1 million for the three months and nine months ended September 30, 1998, the gains resulted in reclassification adjustments of $0.6 million and $4.0 million, respectively. Gains from sale of securities during the three months and nine months ended September 30, 1997 totaled $124 thousand and $4.1 million, respectively. Net of income tax expense of approximately $43 thousand and $1.4 million for the three months and nine months ended, September 30, 1997, the gains resulted in reclassification adjustments of $81 thousand and $2.7 million, respectively.

  At September 30, 1998, the amortized cost and market value of Mortgage-backed obligations of Federal agencies includes the amortized cost and market value, respectively, of interest rate caps purchased to hedge the probable market value decline in a rising interest rate environment. The interest rate caps, which have a notional balance of $1.75 billion, have a cost basis of $8.3 million and a market value of $44 thousand at September 30, 1998. The cost basis of the interest rate caps is being amortized as a reduction of interest income on securities available for sale. Amortization of the cost basis of the interest rate caps totaled $1.4 million and $4.0 million for the three month and nine month periods ended September 30, 1998, respectively.


(4)  Money Market Investments
Money market investments at September 30 included:

In thousands                                               1998       1997
Federal funds sold                                     $251,487   $ 489,023
Securities purchased under agreements to resell         300,000     650,000
Time deposits                                            50,042           -
U.S. Treasury securities                                  8,625       8,361
Trading account securities                                7,226       4,909
Other                                                    14,091      15,042
                                                      ---------   ---------
  Total money market investments                       $631,471  $1,167,335
                                                      =========  ==========

(5)  Nonperforming Assets And Impaired Loans
Nonperforming assets at September 30 are shown below. Loans that are past due 90 days or more and continue to accrue interest, due to an assessment of collectibility, are excluded from the definition of nonperforming assets. Such loans totaled $51.1 million and $63.0 million at September 30, 1998 and 1997, respectively.


In thousands                                               1998     1997
Nonaccrual loans                                        $56,954  $61,407
Foreclosed properties - net                              16,628   26,757
                                                        -------  -------
  Total nonperforming assets                            $73,582  $88,164
                                                        =======  =======

Transfers from nonperforming loans to foreclosed properties (non-cash additions) were $4.2 million and $7.6 million in the first nine months of 1998 and 1997, respectively. Included in Crestar's non-performing loans above are certain impaired loans. Impaired loans and their allocated valuation allowances at September 30, 1998 and 1997 were $12.0 million with an allowance of $1.9 million and $17.5 million with an allowance of $2.7 million, respectively. All impaired loans had an allocated valuation allowance at September 30, 1998 and 1997. Collateral dependent loans, which were measured at the fair value of the collateral, constituted 100% of impaired loans at September 30, 1998. The average recorded investment in impaired loans for the nine months ended September 30, 1998 and 1997 was $14.0 million and $20.1 million, respectively. There was no material interest income recognized on impaired loans in the three months and nine months ended September 30, 1998 and 1997.

(6)  Allowance For Loan Losses
Transactions in the allowance for loan losses for the three months and nine months ended September 30 were:


In thousands                                          Three Months         Nine Months
                                                   -----------------  -----------------
                                                      1998      1997      1998     1997

Beginning balance                                   $246,017  $279,190  $281,394  $268,868
                                                    --------  --------  --------  --------
Charge-offs                                          (14,694)  (27,911)  (73,460)  (98,327)
Recoveries                                             5,616     7,953    17,541    22,993
                                                    --------  --------  --------  --------
Net charge-offs                                       (9,078)  (19,958)  (55,919)  (75,334)
Provision for loan losses                              9,080    19,099    53,987    84,797
Allowance related to bankcard loans held for sale          -         -   (35,000)        -
Allowance from acquisitions and other activity - net     (27)        -     1,530         -
                                                    --------  --------  --------  --------
  Net increase (decrease)                                (25)     (859)  (35,402)    9,463
Ending balance                                      $245,992  $278,331  $245,992  $278,331
                                                    ========  ========  ========  ========

(7)  Allowance For Foreclosed Properties
Transactions in the allowance for losses on foreclosed properties for the three months and nine months ended September 30 were:


In thousands                                 Three Months        Nine Months
                                          -----------------   ----------------
                                            1998      1997      1998     1997
Beginning balance                         $2,403   $17,985   $13,191  $18,449
Provision for foreclosed properties            -         -    (1,100)       -
Write-downs and other adjustments, net       331    (1,525)   (9,357)  (1,989)
                                        --------  --------  --------  -------
Ending balance                            $2,734   $16,460   $ 2,734  $16,460
                                        ========  ========  ========  =======

(8)  Short-Term Borrowings
Short-term borrowings, exclusive of deposits, with maturities of less than one year at September 30 were:


In thousands                                             1998       1997
Federal funds and term Federal funds purchased     $2,748,466 $1,905,679
Securities sold under repurchase agreements           922,104    739,899
Federal Home Loan Bank borrowings                     200,000    385,000
U.S. Treasury demand notes                            408,182    478,196
Notes payable                                         311,623    244,343
Other                                                   2,160      2,118
                                                   ---------- ----------
  Total short-term borrowings                      $4,592,535 $3,755,235
                                                   ========== ==========
The Corporation paid $565.6 million and $438.9 million in interest on deposits and short-term borrowings in the first nine months of 1998 and 1997, respectively.

(9)  Long-Term Debt
Long-term debt at September 30 included:


In thousands                                                                   1998         1997
4 - 8% Federal Home Loan Bank obligations payable through 2017                $ 480,634      $252,691
6 1/2% Subordinated notes due 2018                                              152,558             -
8 3/4% Subordinated notes due 2004                                              149,761       149,722
8 1/4% Subordinated notes due 2002                                              125,000       125,000
8 5/8% Subordinated notes due 1998                                                    -        49,994
7 7/8 - 111/4% Collateralized mortgage obligation bonds maturing through 2019    10,136        13,085
8 1/4% Mortgage indebtedness maturing through 2009                                7,567         7,974
8 1/8-14 3/8 Capital lease obligations maturing through 2006                      1,606           909
Crestar Capital Trust I preferred stock                                         200,000       200,000
                                                                             ----------     ---------
  Total long-term debt                                                       $1,127,262      $799,375
                                                                             ==========     =========

The Corporation paid $45.2 million and $40.4 million in interest on long-term debt in the first nine months of 1998 and 1997, respectively.

(10)  Income Taxes
The current and deferred components of income tax expense allocated to continuing operations for the three months and nine months ended September 30 in the accompanying consolidated statements of income were:


In thousands                                 Three Months         Nine Months
                                          -----------------   ------------------
                                            1998      1997      1998     1997
Current:
  Federal                                $36,309   $36,573   $108,668  $118,072
  State and local                          1,561     1,345      2,405     6,742
                                         -------   -------   --------  --------
    Total current tax expense             37,870    37,918    111,073   124,814
                                        ========   =======   ========  ========
Deferred:
  Federal                                 12,141     3,150     32,551    (3,269)
  State and local                           (286)      306      1,794        (2)
                                        --------   -------   --------  --------
    Total deferred tax expense (benefit)  11,855     3,456     34,345    (3,271)
Total income tax expense                 $49,725   $41,374   $145,418  $121,543
                                        ========   =======   ========  ========

The differences between the amounts computed by applying the statutory federal income tax rate to income before income taxes and the actual income tax expense allocated to operations for the three months and nine months ended September 30 were:


In thousands                                        Three Months               Nine Months
                                               -----------------------    ---------------------
                                                   1998        1997          1998        1997
                                               -----------  ----------    ----------  ---------
                                             Amount    %    Amount    %   Amount    %   Amount    %
Income before income taxes                 $138,602       $120,917      $406,596       $348,656
Tax expense at statutory rate                48,511 35.0    42,321 35.0  142,309 35.0   122,030 35.0
----------------------------------------------------------------------------------------------------
Increase (decrease) in taxes resulting from:
    Tax-exempt interest and dividends        (2,364)(1.7)   (2,012)(1.7)  (6,710)(1.7)   (5,912)(1.7)
    Nondeductible interest expense              869   .6       466   .4    2,271   .6     1,342   .4
    Amortization of goodwill                  1,275   .9     1,034   .8    3,771   .9     3,114   .9
    State income taxes                          828   .6     1,073   .9    2,729   .7     4,381  1.3
    Other - net                                 606   .5    (1,508)(1.2)   1,048   .3    (3,412)(1.0)
----------------------------------------------------------------------------------------------------
      Total increase (decrease) in taxes      1,214   .9      (947) (.8)   3,109   .8      (487) (.1)
Total income tax expense                   $ 49,725 35.9  $ 41,374 34.2 $145,418 35.8  $121,543 34.9
====================================================================================================

The Corporation made income tax payments of $83.3 million and $115.0 million during the first nine months of 1998 and 1997, respectively. At September 30, 1998, the Corporation had a net deferred income tax asset of $67.8 million. There was no valuation allowance relating to the net deferred income tax asset. Crestar has sufficient taxable income in the available carryback period to realize all of its deferred income tax assets.

(11)  Commitments And Contingencies
Legally binding, unfunded commitments to extend credit were $11.1 billion and $9.9 billion at September 30, 1998 and 1997, respectively. Standby letters of credit, which are conditional commitments that guarantee the performance of customers to a third party, were $432 million at September 30, 1998.

  Recourse obligations on mortgage loans serviced of $1.9 billion at September 30, 1998 included $1.2 billion which was insured by agencies of the Federal government or private insurance companies. Recourse obligations also included $85 million of contractual recourse liability accepted by Crestar on mortgage loan sales to Federal agencies and $135 million on certain mortgage loan sales to private investors.

  For interest rate risk management purposes at September 30, 1998, Crestar was using interest rate (fixed receive) swaps with notional balances of $1.675 billion to convert floating rate commercial and instalment loans to fixed rates. Crestar was using purchased interest rate caps with notional balances of $1.95 billion to hedge the market value of fixed rate securities available for sale and real estate income property loans, and $1.855 billion to minimize interest rate risk associated with rising rates on floating rate money market deposits. Crestar was using purchased interest rate floors with notional balances of $100 million and $150 million to hedge the fair value of fixed rate domestic time deposits and the prepayment risk associated with fixed rate real estate mortgage loans, respectively. The carrying value and net unrealized gain on these swaps, caps and floors were $23.4 million and $47.6 million, respectively, at September 30, 1998. As a financial intermediary for customers, Crestar had $270.4 million in offsetting swaps, $3.7 million in offsetting caps and $8.0 million in offsetting collar agreements at September 30, 1998.

  The notional amount of these over-the-counter traded interest rate swaps, caps and collars does not fully represent Crestar's credit and market exposure, which the Corporation believes is a combination of current replacement cost of approximately $71.4 million, less collateral held of approximately $50.1 million, plus an amount for prospective market movement. Two counterparties constituted 15% and 11% of the estimated credit and market exposure of $126.6 million at September 30, 1998.

  Crestar also had forward agreements outstanding at September 30, 1998, which are primarily used to reduce the interest rate risk arising from changes in market rates from the time residential mortgage lending commitments are made until those commitments are funded. The net unrealized loss on such forward agreements was $24.1 million at September 30, 1998.

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

Financial Commentary
Crestar Financial Corporation And Subsidiaries

Crestar Financial Corporation and Subsidiaries
Information contained in the following "Financial Commentary," other than historical information, may contain forward-looking statements that involve risks and uncertainties including, but not limited to, the Corporation's interest rate risk position, credit and economic trends on both a regional and national basis, technological change, the number and size of competitors in the Corporation's market, compliance with year 2000 data processing standards, the Corporation's proposed merger with SunTrust Banks, Inc., and the impact of future legal and regulatory actions, including the establishment of federal deposit insurance rates. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995, and are provided to assist the reader in understanding anticipated future financial operations. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could ultimately prove to be inaccurate. The Corporation's actual results may differ materially from those projected in forward-looking statements.

Overview
(Tables 1, 2 and 11)
Crestar Financial Corporation (Crestar) reported record net income of $88.9 million or $.78 per diluted common share for the quarter ended September 30, 1998, compared to net income of $79.5 million or $.71 per common share earned in the third quarter of 1997.

  For the first nine months, earnings were $261.2 million in 1998, compared to $227.1 million earned in the first nine months of 1997. Earnings per diluted share for the first nine months of 1998 were $2.30, compared to $2.03 for the same period of 1997. Through the first nine months of 1998, return on assets of was 1.41% and return on equity was 16.20%. Exclusive of the unusual items arising in the third quarter, Crestar's results reflect the continued positive effects of growth in noninterest income and average earning assets. Items affecting the change in earnings per share are given in Table 2. Each item is net of applicable federal income taxes.

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

Merger With SunTrust
On July 20, 1998 Crestar and Suntrust Banks, Inc. (SunTrust) announced the signing of a definitive agreement to merge. The terms of the merger call for a tax-free exchange of 0.96 shares of SunTrust common stock for each outstanding share of Crestar common stock. The pooling-of-interests combination is expected to be completed during December 1998, and is subject to the approval of regulatory authorities, in addition to shareholders of both companies. Upon completion of the merger, Crestar will become a wholly-owned subsidiary of SunTrust, and will operate under its current name and management as one of SunTrust's four locally-focused bank holding companies. The merger will create the tenth largest bank holding company in the United States, based on total assets of approximately $87 billion, and will provide a full line of consumer and commercial banking services to customers in Florida, Georgia, Tennessee, Alabama, Virginia, Maryland and the District of Columbia. SunTrust expects to incur pre-tax merger charges of $250 million in the fourth quarter of 1998.

Sale Of Selected Bank Card Loans
In July 1998, Crestar completed the sale of $576 million of outstanding bank card loans to Fleet Financial Group. The accounts and balances represent performing bank card loans to borrowers located outside of Crestar's primary market. The sale of the bank card loans is consistent with Crestar's strategy of focusing on providing financial services to customers in the Virginia, Maryland and Washington, D.C. market. Under terms of the transaction, Crestar recognized a pre-tax gain of $54 million, recorded as noninterest income in the accompanying consolidated statements of income. Also in the third quarter of this year, Crestar's noninterest expense was significantly higher, in comparison to prior quarters, due to implementation of certain business initiatives. These charges are discussed below under "Noninterest Income and Expense".

Profitability Measures And Capital Resources
(Table 1)
Return on average assets was 1.42% in the third quarter and 1.41% for the first nine months of 1998, compared to 1.47% and 1.41%, respectively, for 1997. Return on average equity was 15.77% for the third quarter of 1998, compared to 16.60% for the third quarter of 1997. For the first nine months of 1998, return on average equity was 16.20%, compared to 16.38% for the first nine months of the previous year.

  Average equity to assets of 9.00% for the third quarter of 1998 compared to 8.87% in the third quarter of 1997. Average equity to assets for the first nine months of 1998 was 8.68%, compared to 8.59% for the same period of 1997. Period-end equity to assets was 8.97% at September 30, 1998, compared to a September 30, 1997 ratio of 8.36%.

  Risk-based capital ratios are additional measures of capital adequacy. At September 30, 1998, Crestar's consolidated risk-adjusted capital ratios were 10.4% for Tier 1 and 13.4% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. The Tier 1 leverage ratio of 9.1% at September 30, 1998 also was significantly above the regulatory minimum of 3.0%. Crestar's tangible leverage ratio, defined as total equity less intangible assets divided by total assets less intangible assets, was 8.28% at September 30, 1998. Under Federal Deposit Insurance Corporation (FDIC) rules, Crestar's sole subsidiary bank (Crestar Bank) was considered "well-capitalized" as of September 30, 1998, the highest category of capitalization defined by regulatory authorities, allowing for the lowest level of FDIC insurance premium payments.

  Crestar has filed shelf registration statements with the Securities and Exchange Commission (SEC) pertaining to the possible future issuance of securities. Under currently effective registration statements, Crestar may issue in the future approximately $175 million in subordinated debt securities, preferred stock or common stock, or any combination thereof.

Net Interest Margin And Net Interest Income
(Tables 3 and 12)
Net interest income, on a tax-equivalent basis, was $222.4 million for the quarter ended September 30, 1998, compared to $220.0 million in the same period of 1997. The increase reflects strong growth in average earning assets from levels of the prior year. Crestar's net interest margin for the third quarter of 1998 was 3.90%, a decrease of 57 basis points from the margin recorded in the third quarter of 1997. The decrease was primarily due to unfavorable changes in both the composition of earning assets and funding sources, and in the interest yields impacting the Corporation's earning assets. These factors served to offset the impact of favorable changes in the rates paid on funding sources, in comparison to market movements in short-term funding sources, on the Corporation's net interest margin.

  Crestar's yield on average loans decreased 53 basis points from the third quarter of 1997, to 8.06% for the third quarter of 1998. Reflecting a lower long-term interest rate environment, almost all categories of loans experienced a decline in average rates earned, in comparison to third quarter 1997 results. Average rates on bank card loans decreased from 14.51% in the third quarter of 1997 to 13.68% in the third quarter of 1998. Lower interest rates and a competitive marketing environment for most consumer loans in the third quarter of 1998, compared to the third quarter of 1997, also resulted in lower yields on instalment and real estate-mortgage loan balances. Average yields on most business loans also demonstrated declines in the third quarter of 1998, with yields on commercial and real estate-income property loans decreasing 15 basis points and 14 basis points, respectively, from third quarter 1997 results. Yields on real estate-construction loans displayed an increase of 11 basis points during the same time period, and yielded 8.83% for the third quarter of 1998. Loans held for sale yielded an average of 7.06% for the third quarter of 1998, which was down 47 basis points from average yields for the same period of 1997. Yields on money market investments were 5.43% for the third quarter of 1998 versus 5.65% for the third quarter of 1997, in part reflecting lower average federal funds rates on overnight deposits. Average rates on securities available for sale were 6.18% in third quarter 1998, versus 6.30% in the same period of 1997. Average yields increased on the smaller securities held to maturity portfolio, which earned an average rate of 6.28% in the third quarter of 1998, reflecting the maturity of lower-yielding securities. In total, interest rate spreads for earning assets had a negative impact of approximately 34 basis points on Crestar's third quarter 1998 net interest margin, when compared to the third quarter of 1997.

  Reflecting a competitive environment for consumer deposits, and growth in new consumer deposit products with rates tied to national money market yields, the average rate paid on total interest-bearing liabilities increased by 16 basis points from the third quarter of 1997 to the third quarter of 1998. Rates paid on interest-bearing deposits averaged 3.95% during the third quarter of 1998, an increase of 11 basis points from the third quarter of 1997. This increase was primarily driven by an increase of 27 basis points on average rates paid on interest-bearing demand deposits, which increased from 3.04% in the third quarter of 1997 to 3.31% in the third quarter of 1998. Interest rates paid on regular savings deposits and certificates of deposit of $100,000 and over decreased from the third quarter of 1997 by 14 and 3 basis points, respectively. For the third quarter of 1998, however, average rates paid on domestic time deposits, which compose a larger segment of Crestar's total deposits, increased by 9 basis points when compared to the third quarter of 1997. Rates paid on average short-term borrowings rose from 5.32% in the third quarter of 1997 to 5.44% in the third quarter of 1998. Rates paid on long-term debt, in part reflecting the impact of a new issuance of $150 million in subordinated notes during January 1998, decreased from 7.59% in the third quarter of 1997 to 7.00% for the third quarter of 1998. The average rate paid on Crestar's total sources of funds in the third quarter of 1998 was 3.66%, reflecting an increase of 13 basis points from the same period of 1997. Average rates paid on funding sources, however, increased at a lower level than short-term market interest rates, contributing to a favorable impact of 9 basis points for the Corporation's third quarter 1998 net interest margin, in comparison to the same quarter of 1997. Excluding the impact of derivative instruments utilized as hedges, the change in the Corporation's interest rate spreads (encompassing both the spread on earning assets and on all funding sources) had a negative impact of 25 basis points on Crestar's third quarter 1998 net interest margin, compared to the third quarter of 1997.

  Changes in the earning asset mix decreased the third quarter 1998 net interest margin by approximately 21 basis points when compared to the third quarter of 1997. Average total loans were $16.0 billion during the third quarter of 1998, compared to $14.4 billion during the third quarter of 1997. However, loans as a percentage of total earning assets decreased from an average of 73% during the third quarter of 1997 to 70% for the same period of 1998. Average bank card loans, the highest yielding loan category, experienced a decline of $662 million, or 57%, during the third quarter of 1998 when compared to the same period of 1997. Crestar's transfer of $603 million in bank card loans to the loans held for sale classification, as of June 30, 1998, had a negative impact on average bank card loans balances for the third quarter of 1998. Also, marketing efforts directed to new accounts have been curtailed from previous levels. Account balances have also declined as a result of the expiration of introductory low interest rates on some bank card products. Lower yielding secured consumer loans (instalment and real estate - mortgage loans) experienced growth during the third quarter of 1998. Average instalment loan balances increased by $1.1 billion or 25% during this period, with average real estate-mortgage loans increasing $79 million, or 2%, from the third quarter of 1997. The average balance of commercial loans increased by $1.2 billion, from $3.9 billion for the third quarter of 1997 to $5.1 billion for the third quarter of 1998, in part reflecting a strong business environment within the Corporation's market area.

  Average money market investments decreased, from $490 million in the third quarter of 1997 to $203 million for the same quarter of 1998. Significant increases in average balances of loans held for sale reflect record levels of origination volume by Crestar's mortgage banking subsidiary. Average balances in the third quarter of 1998 were $1.8 billion, representing 8% of average total earning assets during this period. Average balances for loans held for sale during the third quarter of 1997 were $725 million, or 4% of average total earning assets.

  Changes in the composition of Crestar's funding sources resulted in a negative impact to the third quarter 1998 net interest margin of 11 basis points, in comparison to third quarter 1997 results. Total sources of funding needed to support earning assets levels increased by $3.2 billion, or 16%, from the third quarter of 1997 to the third quarter of 1998, in part reflecting Crestar's growth in average loan balances during this period. Average total deposits for the third quarter of 1998 grew by $1.4 billion, a 9% increase over third quarter 1997 average balances. Interest-bearing demand deposits averaged $7.0 billion during the third quarter of 1998, an increase of $1.2 billion or 21% over the third quarter of 1997. Average balances of domestic time deposits, which include consumer certificates of deposits, declined $285 million or 7% from the levels of the third quarter of 1997. Balances of regular savings deposits were also lower in comparison to third quarter 1997 balances, while average balances for certificates of deposits of $100,000 and over were higher by $294 million. The Corporation experienced growth in average balances of non-interest bearing demand deposits and in shareholders equity occurred during the third quarter of 1998. Growth in total non-interest bearing sources of funds was comparable to growth in total earning assets, as net non-interest bearing sources of funds represented 18% of total funding sources in the third quarter of 1998. Such sources also represented 18% of total funding sources during the third quarter of 1997.

  Average balances of short-term borrowings increased by $1.4 billion during the third quarter of 1998, in comparison to the third quarter of 1997, and totaled $4.2 billion for the most recent quarter. Average balances of long-term debt totaled $1.0 billion for the third quarter of 1998. Short-term borrowings and long-term debt represented 18% and 4%, respectively, of total funding sources for the third quarter of 1998.

  Off-balance sheet hedge transactions made a negative impact on net interest income of approximately $0.7 million during the third quarter of 1998, which was composed of $0.1 million increase in interest income and an approximately $0.8 million increase in interest expense, based on the underlying asset or liability being hedged. In the third quarter of 1997 the comparable impact of hedging activity was a decrease to Crestar's net interest income of $0.8 million, which consisted of a $0.6 million decrease in interest income and a $0.2 increase in interest expense. In comparison to the third quarter of 1997, off-balance sheet hedge transactions did not have a material impact on third quarter 1998's net interest margin.

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

  For the first nine months of 1998, tax equivalent net interest income increased 4% over 1997 as a result of a $3.1 billion or 16% increase in average earning assets, which more than offset a 47 basis point decline in the net interest margin. The net interest margin for the first nine months of 1998 was 4.04%, versus 4.51% for the same period of 1997. Most factors contributing to the decrease in the year-to-date margin mirror those previously discussed. Changes to the earning assets mix for the year-to-date period had a unfavorable impact of 12 basis points, while changes to the funding mix resulted in a 14 basis point negative impact to the year-to-date margin. Unfavorable changes in interest rate spreads for the comparable nine month period, exclusive of off-balance sheet derivative transactions, decreased the net interest margin by 24 basis points, in part reflecting a 35 basis point decline in average yields on the Corporation's loan portfolio. Off-balance sheet hedge transactions had a positive impact on the margin, in comparison to year-to-date 1997 results, of approximately 3 basis points. Off-balance sheet hedge transactions resulted in a decrease to net interest income of approximately $0.2 million during the first nine months of 1998, which was composed of an approximately $1.3 million increase in interest income and a $1.5 million increase in interest expense, based on the underlying asset or liability being hedged. In the first nine months of 1997 the comparable impact of hedging activity was an decrease to Crestar's total interest income of approximately $3.1 million, which consisted of a $2.0 million decrease in interest income and a $1.1 increase in interest expense.

Risk Exposures And Credit Quality
(Tables 4 - 5)
Crestar's allowance for loan losses was $246 million at September 30, 1998, representing 1.48% of period-end loans, 334% of period-end nonperforming assets, and a 432% coverage of nonperforming loans. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance adequate. Under the Corporation's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $51.1 million at September 30, 1998. Of this balance, $31.0 million represented student loan balances under Federal government loan programs, which can carry a substantial guarantee (in excess of 98%) as to principal loan balance.

  At September 30, 1998, nonperforming assets of $73.6 million were down $14.6 million or 17% from September 30, 1997, and down $12.6 million or 15% from December 31, 1997. The ratio of nonperforming assets to loans and foreclosed properties at September 30, 1998 was 0.44%, compared to 0.55% at December 31, 1997 and 0.60% at September 30, 1997. Future operating results could show increases in the total balance of nonperforming assets due to loan growth, future acquisitions of financial institutions, or adverse changes in credit quality.

  The provision for loan losses was $9.1 million for the third quarter of 1998, a decrease of $10.0 million from the $19.1 million provision expense recorded in the third quarter of 1997. Provision expense in the second quarter of 1998 was $21.8 million. Net charge-offs totaled $9.1 million in the third quarter of 1998, compared to $20.0 million in the comparable period of 1997. Net charge-offs as a percentage of average loans were 0.23% for the third quarter of 1998, compared to 0.55% in the same period of 1997, and 0.54% for the second quarter of 1998. Business loans experienced net charge-offs of $1.1 million in the third quarter of 1998, compared to net recoveries of $1.1 million in the comparable quarter of 1997. Consumer loan net charge-offs totaled $7.9 million in the third quarter of 1998, compared to net charge-offs of $22.2 million in the second quarter of 1998 and $21.1 million in the third quarter of 1997.

  Net charge-offs for bank card loans were $3.8 million in the third quarter of 1998, compared to $18.6 million in the second quarter of 1998 and $16.9 million in the third quarter of 1997. Net bank card loan charge-offs as a percentage of bank card loans (on an annualized basis) were 2.98% in the third quarter of 1998, 6.78% for the second quarter of 1998, and 5.81% in the third quarter of 1997. In July 1998, Crestar sold $576 million in bank card loans, recognizing a pre-tax gain of $54 million. Crestar had previously transferred $603 million in bank card loans to the loans held for sale classification as of June 30, 1998, from which the sold portfolio originated. The transferred loans were composed of bank card loans to borrowers outside of Crestar's primarily market of Virginia, Maryland and Washington, D.C., and represented approximately 54% of Crestar's total bank card loans at time of transfer. The improvement in the annualized charge-off ratio for the bank card loan portfolio is primarily due to the overall stronger credit quality of the remaining "in-market" bank card loan portfolio.

  Net charge-offs of instalment loans totaled $3.8 million during the third quarter of 1998, versus $3.3 million in the second quarter of 1998 and $3.6 million in the third quarter of 1997. Net charge-offs for real estate-mortgage loans were $0.4 million for the third quarter of 1998, compared to $0.6 million for the third quarter of 1997.

  In addition to other loan categories, Crestar closely manages its portfolio of loans to real estate developers and investors (REDI). The REDI designation is based on borrower type and encompasses non-owner occupied real estate and construction loans as well as other forms of credit extended to real estate developers and investors. REDI outstanding balances have remained fairly stable in 1998 and totaled $1.7 billion at September 30, 1998. This balance represented 10% of the total loan portfolio at that date. At December 31, 1997, REDI loan balances constituted approximately 11% of the total loan portfolio. REDI nonperforming assets were $28.3 million at September 30, 1998, compared to $40.3 million at December 31, 1997 and $43.9 million at September 30, 1997.

  Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. Potential problem loans at September 30, 1998, not included in Table 5, totaled approximately $69 million. Over 95% of this balance represents commercial or real estate-income property related loans. Depending on changes in the economy and other future events, these loans and others not presently identified as problem loans could be classified as nonperforming assets in the future. Potential problem loans were $103 million at September 30, 1997 and $77 million at December 31, 1997. Fluctuations in potential problem loan balances from quarter to quarter should be viewed in the context of the size of Crestar's loan portfolio, which totaled $16.7 billion at September 30, 1998.

Noninterest Income And Expense
(Table 6)
Noninterest income totaled $159.0 million in the third quarter of 1998, compared to $96.1 million in the third quarter of 1997. As previously mentioned, in the third quarter of 1998 Crestar recognized a pre-tax gain of $54.0 million arising from the sale of selected bank card loans. Excluding the impact of this gain from third quarter 1998 results, and excluding securities gains and losses, third quarter 1998 noninterest income increased $8.0 million or 8% from the third quarter 1997. This increase reflects growth in several noninterest income categories, including strong increases in service charges on deposit accounts and mortgage origination income.

  Service charges on deposit accounts totaled $35.3 million, for an increase of 14% in comparison to the third quarter of 1997. The increase reflects growth in Crestar's transaction-based consumer deposit accounts. Mortgage origination income, net of direct expenses, for the third quarter of 1998 totaled $15.1 million, or $7.9 million higher than the results reported in the third quarter of 1997. Origination income in the third quarter of 1998 reflects record levels of mortgage originations by Crestar's mortgage banking subsidiary, Crestar Mortgage Corporation, in an environment of declining interest rates. Mortgage servicing income decreased by $0.3 million during the quarter, primarily due to higher amortization charges for capitalized servicing rights. Trust and investment advisory income increased 6% from third quarter 1997 levels, reflecting growth in assets under management. Other service charges and fees increased $0.6 million, or 6%, to $10.2 million for the third quarter of 1998, in comparison to the third quarter of 1997, reflecting growth in automated teller machine (ATM) revenues.

  Bank card-related noninterest income was $2.9 million for the third quarter of 1998, down $2.3 million or 25% from the third quarter of 1997. The decrease reflects the sale of a $576 million portfolio of bank card loans in July 1998, and the resulting decline in membership fees and other bank card fee income.

  Noninterest expense increased $57.0 million, or 33%, in the third quarter of 1998 when compared to the same period of 1997. In comparison to the second quarter of 1998, total noninterest expenses were up $38.6 million, or 20%. First, costs were incurred during the third quarter which were directly related to the Corporation's agreement to merge with SunTrust Banks, Inc., as announced on July 20, 1998. Secondly, the increase in part reflects several initiatives undertaken during the third quarter of 1998, which will modify certain aspects of Crestar's retail and consumer delivery channels to better reflect its goals and to recognize the strategic changes related to the sale of certain bank card receivables. Included in the results for the third quarter of 1998 are costs related to realignment and reconfiguration of customer delivery systems in consumer lending and retail operations.

  Total personnel costs, Crestar's largest expense category, were $122.4 million in the three month period ended September 30, 1998, an increase of $27.2 million or 29% in comparison to the same period of 1997. The signing of a definitive agreement to merge with a larger financial institution, coupled with a resulting increase in the market value of Crestar's common stock, necessitated the recognition of additional compensation related costs during the third quarter of approximately $18.9 million.

  The realignment of both the retail branch structure and portions of the Corporation's consumer finance operations resulted in additional noninterest expenses of $13.1 million in the third quarter of 1998. Within retail operations, Crestar will close eight bank branches and one mortgage origination office, which were not meeting profitability targets. Crestar is also streamlining selected indirect lending operations, primarily impacting automobile lending through automobile dealer relationships. Of related costs incurred in the third quarter of 1998, $2.0 million were personnel costs, primarily for severance costs related to individual positions affected by the realignment of operations. Other noninterest expenses of $7.5 million were related to the write-off of specific assets due to impairment and the accrual of the net present value of lease obligations for facilities to be closed, in view of the realignment and reconfiguration of operations. Additionally, professional fees and other miscellaneous expenses incurred were approximately $3.6 million.

  Other unusual items incurred during the third quarter of 1998, not included above, totaled approximately $3.4 million. Of this amount, $1.8 million were professional fees incurred during the period, in part due to an acceleration of projects in view of the announced merger with SunTrust Banks, Inc.

  Also impacting personnel costs in the third quarter of 1998, in comparison to the same period of 1997, are higher commission expenses. These expenses, related to strong growth in fee-based business lines, were significantly higher during the third quarter of 1998, reflecting the high levels of mortgage loan originations at Crestar Mortgage Corporation. Strong growth in other fee-based business lines, such as mutual fund and insurance annuity sales, also resulted in higher commission-related personnel costs.

  Noninterest expense in the quarter included $3.8 million of costs incurred in the ongoing project to prepare Crestar's data processing systems for "Year 2000" compatibility; comparable expenses in the third quarter of 1997 were not material. Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and data processing when the year 2000 begins (see "Year 2000 Issue" for further discussion). The estimated total cost for this conversion and testing process, as revised during the third quarter of this year, is expected to be between $32 and $37 million. This estimate includes some costs, such as the purchase of computer hardware, that will qualify as depreciable assets for accounting purposes, with the related depreciation expense recognized over the estimated lives of the related assets. However, the majority of costs will be expensed as incurred. Through September 30, 1998, Crestar had incurred approximately $14.6 million in noninterest expense associated with the Year 2000 conversion process, of which $9.5 million was incurred during the first nine months of 1998.

  The effective tax rate for third quarter and first nine months of 1997 was 35.9% and 35.8%, respectively, compared to 34.2% and 34.9% for the comparable periods of 1997. Crestar's effective tax rates during 1997 were favorably impacted by the recognition of tax benefits upon the resolution of certain federal tax filing positions taken in prior years. Financial statement note 10 contains additional information concerning income taxes.

Financial Condition
(Table 7)
Crestar's assets totaled $25.8 billion at September 30, 1998, compared to $24.9 billion in assets at December 31, 1997, and $23.2 billion at September 30, 1997. Loans totaled $16.7 billion at September 30, 1998, compared to $15.7 billion at year-end 1997. Total deposits were $17.0 billion at September 30, 1998 compared to $16.4 billion at December 31, 1997. Excluding certificates of deposit of $100,000 and over, deposits increased 2% from year-end 1997.

  With respect to the securities held to maturity portfolio, market value exceeded the carrying value, or amortized cost, at September 30, 1998 by $8.6 million, consisting of $8.7 million in unrealized gains and $0.1 million in unrealized losses. At September 30, 1998, the market value of securities available for sale exceeded the amortized cost of such securities by $55.0 million, consisting of $66.1 million in unrealized gains and approximately $11.1 million in unrealized losses. Shareholders' equity at September 30, 1998 reflects a $35.9 million addition for the excess, net of tax, of fair value of securities available for sale over the amortized cost at quarter-end, compared to decrease of $0.7 million at December 31, 1997 arising from net unrealized losses on securities available for sale. At September 30, 1997, Crestar's shareholders' equity reflected a $11.8 million reduction for the excess, net of tax, of amortized cost of securities available for sale over fair value. The net unrealized gain or loss on securities available for sale, which is recorded as a component of shareholders' equity, will continue to be subject to change in future periods due to fluctuations in market value, acquisition activities, and purchases, sales, maturities and calls of securities classified as available for sale. Net unrealized losses in the securities available for sale portfolio primarily reflect ongoing interest rate volatility, which is inherent in the securities marketplace. Based on current market conditions, net unrealized losses on securities are not expected to have a significant impact on the future operating results or liquidity of Crestar.

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

  All investment securities, including mortgage backed pass-through securities, collateralized mortgage obligation (CMO) securities, and securitized credit card receivables, are also managed with respect to their credit risk. Credit risk arises because payments of interest and principal can be dependent on the payment of the underlying mortgage or receivable payment where applicable, in addition to the contractual obligation of the issuer to collect and remit such payments to the individual security owners. The Corporation monitors credit risk by assessing, and monitoring on an ongoing basis, the financial strength and performance of the issuers of such securities. Approximately 66% (market value) of Crestar's securities available for sale portfolio, and 64% (amortized cost) of the Corporation's securities held to maturity portfolio, was composed of mortgage-backed obligations of Federal agencies as of September 30, 1998. This category includes mortgage-backed securities of Federal agencies, as well as CMO securities guaranteed by Federal agencies such as the Federal Home Loan Mortgage Corporation. Securities classified as "Other taxable securities" can include non-government CMO securities, corporate debt obligations, and corporate obligations securitized by credit card and instalment loans. Other taxable securities classified as available for sale at September 30, 1998 included $878 million (market value) of non-government CMO obligations.

  During the third quarter of 1998, Crestar sold approximately $1.14 billion of securities classified as available for sale, generating net securities gains of $948 thousand. Such sales were consummated in conjunction with the overall management of interest rate risk for the Corporation. Securities gains recorded in the third quarter of 1997 totaled $124 thousand.

Liquidity And Interest Sensitivity
(Tables 8 - 10)
Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through securities available for sale, money market investments, maturing loans and securities, and the ability to generate new deposits or borrowings as needed. Crestar's liquidity position is actively managed on a daily basis, and monitored regularly by the Asset/Liability Management Committee (ALCO). ALCO's overall objective is to optimize net interest income after giving consideration to capital adequacy, liquidity needs, interest rate risk, the economic outlook, market opportunities and customer needs. General strategies to accomplish these objectives include maintaining a strong balance sheet, maintaining adequate core deposit levels, taking an acceptable level of interest rate risk, adhering to conservative financial management principles and practicing prudent dividend policies.

  Core deposits provide a typically stable source of liquidity. Crestar's interest-bearing core deposits represented 52% of total funding sources at September 30, 1998, compared to 53% of total funding sources at December 31, 1997 and 55% at September 30, 1997. As an additional indication of adequate liquidity, securities available for sale represented 17%, and money market investments an additional 3%, of Crestar's total earning assets at September 30, 1998.

  Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity prices. Like many financial institutions, Crestar's principal market risk is interest rate risk. Interest rate risk can be measured by looking at the volatility of projected net income as a result of possible changes in interest rates over a given period of time. Crestar's goal is to limit interest rate exposure to prudent levels as determined by the Corporation's ALCO committees. The committee establishes limits on the earnings at risk for a current planning period, usually defined as either the current calendar year or the remainder of the current year plus the next calendar year. Established limits are subject to change, but have typically been 10% or less of projected net income for the planning period. Actions that can be taken to manage interest rate risk include changing the mix of floating rate versus fixed rate earning assets and funding sources, changes in average maturities within the securities available for sale portfolio through sales and purchases, the use of derivative instruments for interest rate conversions or to hedge interest risk, and marketing and product development efforts to attract new loans and deposits. The level of interest rate risk taken is based on management's assessment of the market environment, and will vary from period to period.

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

  The high rate and low rate estimates generated by this simulation process are compared to the estimate generated under the consensus interest rate scenario. Based on the most recent simulations as of September 30, 1998, Crestar's projected after-tax net income under the consensus interest rate scenario for the 12 month period ending September 30, 1999 would decrease by approximately $15 million in a high interest rate scenario, and would remain relatively unchanged in a low interest rate scenario, if nothing else changed and no management actions were taken. These projections were based on interest rate increases of approximately 300 basis points under an 12 month high interest rate scenario, and interest rate decreases of approximately 100 basis points under an 12 month low interest rate scenario, from market interest rates in effect at September 30, 1998. Changes in interest rates under these simulations were projected at 25 basis points per month. The results of these projections were within Crestar's tolerance for interest rate risk, and indicate a sufficient liquidity position and acceptable operating environment under the high, low and current interest rate scenarios.

  Another management tool for assessing interest rate risk is the quantification of the economic fair value of shareholders' equity. Economic value of equity consists of the present value of all future cash flows from assets, liabilities and off-balance sheet items. Potential changes in the economic value of equity are calculated by projecting cash flows and then computing present values under a series of different interest rate scenarios. The economic value calculations include the valuation of instruments with option characteristics, using numerous interest rate path valuations and mathematical rate simulation techniques. Crestar has incorporated this tool as a significant component of its management of interest rate risk. Economic value measurement results at September 30, 1998 were within Crestar's internal guidelines.

  Each of the above tools used to assess interest rate risk have strengths and weaknesses. While Crestar believes that its methodologies provide a meaningful representation of the Corporation's interest rate sensitivity, the methodologies do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or changes in the amount and composition of earning assets and sources of funds. Assumptions can be inherently uncertain: actual results will differ from projected results due to changes in market conditions, management strategies and the timing and magnitude of interest rate changes.

  As noted, Crestar incurs a degree of interest rate risk as a provider of banking services to its customers. This risk can be reduced through derivative interest rate contracts, such as interest rate swaps, caps and floors. Crestar's outstanding interest rate swap instruments at September 30, 1998 are utilized to convert certain variable rate assets to fixed rates as part of the Corporation's interest risk management strategy. Interest rate caps are utilized to minimize interest rate risk associated with rising rates on floating rate money market deposits, fixed rate available for sale securities and fixed rate real estate-income property loans. Interest rate floors are utilized to hedge the fair value of fixed rate domestic time deposits and the prepayment risk associated with fixed rate real estate mortgage loans. Because financial derivatives typically do not have actual principal dollars transferred between parties, notional principal amounts are used to express the volume of such transactions. However, the notional amount of derivative contracts does not represent direct credit exposure, which the Corporation believes is a combination of current replacement cost of those instruments with a positive market value plus an amount for prospective market movement. Crestar has established policies governing derivative activities, and the counterparties used by Crestar are considered high quality credits. In addition, Crestar may demand collateral from a counterparty to further minimize credit risk. There were no past due amounts or reserves for possible derivative losses at September 30, 1998, nor has Crestar ever experienced any charge-offs related to the credit risk of derivative transactions. Interest rate simulation techniques are used by Crestar to assess and monitor market risk in the Corporation's derivative portfolio.

  At September 30, 1998 Crestar had a deferred gain of approximately $3.3 million included in other assets, arising from the termination prior to maturity of interest rate floors during 1997. The deferred gain is being amortized over the remaining original contractual life of the underlying derivative instruments, which range from approximately two to six years. Terminations of derivative instruments prior to maturity may occur in the future in response to modifications of interest rate risk management strategies.

  The notional amount of Crestar's interest rate swaps, caps and floors (excluding customer positions where Crestar acts as an intermediary) was $5.7 billion at September 30, 1998. Forward contracts with a notional amount of $2.8 billion, utilized to hedge lending commitments of Crestar's mortgage banking subsidiary, were also outstanding at September 30, 1998, bringing the total notional value of derivative financial instruments related to interest rate risk management activities to $8.5 billion at September 30, 1998. Tables 8, 9, and 10 present information regarding fair values, maturity, average rates, and activity as of and for the nine month period ending September 30, 1998 for these off-balance sheet derivative instruments. Net unrealized gains on these instruments totaled $23.4 million as of September 30, 1998. Financial statement note 11 contains additional information pertaining to these types of agreements.

Year 2000 Issue
         Crestar is implementing changes to its information systems so that they will be fully operable for date recognition and data processing before the year 2000 begins. The Corporation's "Year 2000" plans are subject to guidelines promulgated by the Federal Financial Institutions Examination Council (FFIEC). The Federal Reserve Bank of Richmond periodically measures the status of Crestar's plans and progress, as outlined in the FFIEC guidelines. Accordingly, a dedicated team of Crestar employees completed a thorough inventory and assessment of each of the Corporation's computer systems in 1997, which constituted the initial phases of Crestar's Year 2000 compliance efforts. Other continuing phases of work towards Year 2000 compliance include remediation efforts, testing of revised or new computer code, and redeployment into an operating environment. The Corporation expects to have substantially completed necessary changes to its computer systems by the end of the current year (the remediation phase), and to further test its computer systems during 1999 to confirm compliance with Year 2000 data processing standards. Crestar's Year 2000 project includes the assessment, and possible repair or replacement, of non-information technology systems which include or rely on embedded technology, such as equipment utilizing microcontrollers.

         The Corporation considers its current approach in addressing the Year 2000 issue to be adequate, and fully expects to meet its timetable regarding Year 2000 compliance. The total cost for this conversion and testing process is currently estimated to be between $32 and $37 million, which represents an increase over Crestar's previous estimate. Crestar is experiencing escalating demand and costs for skilled resources, requiring greater recruiting and retention efforts and increased costs for outside contract resources. Estimated time and costs related to testing to be performed in 1999 have also been revised upward. Some costs, such as the purchase of computer hardware, will qualify as depreciable assets for accounting purposes, and the depreciation expense will be recognized over the estimated lives of the related assets. However, the majority of costs will be expensed as incurred. Through September 30, 1998, Crestar had incurred approximately $15 million in noninterest expense associated with the Year 2000 conversion process.

         As part of its planning process, the Corporation continues to develop contingency plans based on alternative scenarios and their likelihood of occurrence. Crestar's contingency plans address operational issues, including communication links with other entities, utility and transportation services and the availability of alternative services among key vendor relationships. The Corporation also continues to engage in the exchange of information with major borrowers and external vendors regarding each entity's progress with respect to Year 2000 compliance efforts. Crestar expects to complete its contingency plans in accordance with FFIEC requirements.

         At this time, Crestar believes the most likely worst case Year 2000 scenario would not have a material effect on the Corporation's results of operations, liquidity, and financial condition for the year ending December 31, 2000. The Corporation does not foresee a material loss of revenue due to the Year 2000 issue. As noted, however, Crestar's contingency plans are based on assessments of alternative scenarios; the Corporation believes that no entity can address the virtually unlimited number of all possible circumstances relating to Year 2000 issues, including risks outside Crestar's current primary marketplace of Virginia, Maryland and the District of Columbia. Crestar's ability to determine the readiness of third parties, including third parties operating within the Corporation's primary market area, is limited by (a) the Corporation's limited legal right to demand information and assurances regarding Year 2000 compliance efforts, (b) the willingness and ability of such third parties to provide information, and (c) the reliability of any information provided. While unlikely, it is acknowledged that failure by the Corporation to be successful in implementing its Year 2000 plans, its modifications and conversions, or to adequately assess the likelihood of various events relating to the Year 2000 issue, could have a material impact on Crestar's operations. Therefore, this could potentially result in a material adverse effect on the Corporation's results of operations and financial condition.

         The projections of total costs of Crestar's Year 2000 project and the expected completion dates are based on Crestar's best estimates, which are necessarily based in part on assumptions of future events including the continued availability of adequate resources and completion of third party modification plans. There can be no guarantee that these estimates will be achieved; actual results could differ materially from the Corporation's current estimates. Specific risk factors that might cause material differences include, but are not limited to, the future availability and cost of personnel with adequate programming skills and the ability to locate and correct all relevant computer codes. The inability to control the actions and plans of vendors, customers, government entities and other third parties.

Table 1    Financial Highlights
Dollars in millions, except per share data


                                             Three Months             Nine Months
                                             ------------             -----------
                                                            %                        %
For the Period Ended September 30       1998     1997    Change    1998    1997   Change
Net Income                              $88.9   $79.5    12       $261.2  $227.1   15
Basic Earnings Per Share:
  Net Income                             $.79   $ .71    11       $2.33   $2.05    14
  Average Shares
   Outstanding (000s)                 112,487 110,760     2     112,117 110,518     1
Diluted Earnings Per Share:
  Net Income                             $.78    $.71    10       $2.30   $2.03    13
  Average Shares
   Outstanding (000s)                 113,928 112,069     2     113,542 111,754     2
Dividends Paid Per Common Share        $  .33   $ .29    14       $ .95   $ .85    12
============================================================================================
Key Ratios
Return on Average Assets                 1.42%   1.47%             1.41%   1.41%
Return on Average Equity                15.77   16.60             16.20   16.38
Average Equity to Average Assets         9.00    8.87              8.68    8.59
Net Interest Margin                      3.90    4.47              4.04    4.51
At September 30
Book Value Per Share                                             $20.51  $17.60    17
Equity to Assets                                                   8.97%   8.36%
Risk Adjusted Capital Ratios:
  Tier I                                                           10.4    10.4
  Total                                                            13.4    13.0
Common Shares Outstanding (000s)                                112,643  110,188
============================================================================================

Table 2    Changes In Diluted Earnings Per Share
                                             3rd Qtr. 1998 3rd Qtr. 1998
                                                        vs.           vs.
                                             3rd Qtr. 1997 2nd Qtr. 1998
Diluted Earnings Per Share - prior period          $ .71         $ .77
---------------------------------------------------------------------------
Interest income                                      .23          (.09)
Interest expense                                    (.21)          .01
Provision for loan losses                            .06           .07
Securities gains or losses                            -           (.01)
Other noninterest income                             .36           .25
Noninterest expense                                 (.33)         (.22)
Change in effective income tax rate                 (.03)           -
Increase in shares outstanding                      (.01)           -
-------------------------------------------------------------------------
Net increase                                         .07           .01
-------------------------------------------------------------------------
Diluted Earnings Per Share - current period        $ .78         $ .78
===========================================================================

Table 3    Average Balances, Net Interest Income And Rate/Volume Analysis1
Dollars in thousands


           3rd Qtr.
------------------------------

   Average Balance                   2nd Qtr.
------------------------------       Average
                           Increase  Balance
    1998          1997    (Decrease)    1998
    ----          ----    ----------    ----

       $         $          %          $
 5,135,851    3,943,788       30   4,917,937      Commercial
 1,146,856    1,268,940      (10)  1,171,884      Real estate - income property
   398,798      334,002       19     386,861      Real estate - construction
 5,437,768    4,349,511       25   5,273,448      Instalment
   502,888    1,165,156      (57)  1,094,608      Bank card
 3,415,639    3,336,618        2   3,398,345      Real estate - mortgage
------------------------------------------------------------------------------------------
16,037,800   14,398,015       11  16,243,083        Total loans - net of unearned income2
------------------------------------------------------------------------------------------
   543,868      687,292      (21)    594,342      Securities held to maturity
 4,326,279    3,361,761       29   4,415,174      Securities available for sale
   202,908      489,870      (59)    238,260      Money market investments
 1,767,622      725,458      144   1,676,327      Loans held for sale
------------------------------------------------------------------------------------------
22,878,477   19,662,396       16  23,167,186        Total earning assets
==========================================================================================
 7,019,892   5,812,468        21   6,829,500      Interest-bearing demand deposits
 1,373,154   1,514,018        (9)  1,418,043      Regular savings deposits
 3,903,639   4,188,632        (7)  3,942,134      Domestic time deposits
------------------------------------------------------------------------------------------
12,296,685  11,515,118         7  12,189,677        Total interest-bearing core deposits
------------------------------------------------------------------------------------------
 5,543,665   3,879,491        43   6,071,099      Purchased liabilities
 1,014,831     806,319        26     922,961      Long-term debt
------------------------------------------------------------------------------------------
18,855,181  16,200,928        16  19,183,737        Total interest-bearing liabilities
 4,023,296   3,461,468        16   3,983,449      Other sources - net
------------------------------------------------------------------------------------------
22,878,477  19,662,396        16  23,167,186        Total sources of funds
------------------------------------------------------------------------------------------
                                                Net Interest Income
==========================================================================================

1Tax-equivalent basis.

2Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

3Includes tax-equivalent net loan fees (costs) of $(431,000) and $167,000 for the third quarter of 1998 and 1997, respectively, and $(172,000) for the second quarter of 1998.

                                                       3rd Qtr.
                                             -----------------------------------

                                                                 1998 vs. 1997              3rd Qtr. 1998 vs. 2nd Qtr. 1998
                                                              ------------------------     ---------------------------------
                                                                                       2nd Qtr.
                                             Inome/Expense3             Change due to4  Income/           Change due to4
                                             --------------   Increase  -------------- Expense3 Increase ---------------
                                             1998     1997   (Decrease) Rate5  Volume    1998  (Decrease) Rate5  Volume
                                             ----     ----   ----------------  ------    ----  ----------------  ------

                                                $        $       $       $       $        $       $       $       $
   Commercial                                 101,967   79,886  22,081  (1,972) 24,053   96,593   5,374   1,102   4,272
   Real estate - income property               26,958   28,416  (1,458)  1,222  (2,680)  26,091     867   1,401    (534)
   Real estate - construction                   8,871    7,335   1,536     113   1,423    8,840      31    (233)    264
   Instalment                                 106,387   89,268  17,119  (5,332) 22,451  106,078     309  (2,977)  3,286
   Bank card                                   16,857   41,156 (24,299)    (68)(24,231)  36,786 (19,929)    634 (20,563)
   Real estate - mortgage                      62,930   64,452  (1,522) (3,017)  1,495   65,110  (2,180) (2,511)    331
                                              --------------------------------------------------------------------------
     Total loans - net of unearned income2    323,970  310,513  13,457 (21,879) 35,336  339,498 (15,528)(11,250) (4,278)
                                              --------------------------------------------------------------------------
  Securities held to maturity                  8,561   10,599  (2,038)    174  (2,212)   9,202    (641)    141    (782)
   Securities available for sale               66,822   52,958  13,864  (1,330) 15,194   68,791  (1,969)   (584) (1,385)
   Money market investments                     2,778    6,972  (4,194)   (110) (4,084)   3,192    (414)     60    (474)
   Loans held for sale                         31,018   13,598  17,420  (2,225) 19,645   28,542   2,476     914   1,562
                                              --------------------------------------------------------------------------
     Total earning assets                     433,149  394,640  38,509 (26,012) 64,521  449,225 (16,076)(10,489) (5,587)
                                              ==========================================================================
   Interest-bearing demand deposits            58,563   44,592  13,971   2,608  11,363   55,182   3,382   1,198   2,184
   Regular savings deposits                     7,986    9,337  (1,351)   (482)   (869)   8,168    (182)     77    (259)
   Domestic time deposits                      49,738   52,424  (2,686)    910  (3,596)  49,482     256     746    (490)
                                              --------------------------------------------------------------------------
     Total interest-bearing core deposits     116,287  106,353   9,934   2,680   7,254  112,832   3,456   2,461     995
                                              --------------------------------------------------------------------------
  Purchased liabilities                       76,750   52,953  23,797   1,091  22,706   83,100  (6,350)    870  (7,220)
  Long-term debt                              17,755   15,293   2,462  (1,493)  3,955   16,600   1,155    (497)  1,652
                                              --------------------------------------------------------------------------
     Total interest-bearing liabilities       210,792  174,599  36,193   7,507  28,686  212,532  (1,739)  1,911  (3,650)
   Other sources - net
                                              --------------------------------------------------------------------------
     Total sources of funds                   210,792  174,599  36,193   7,554  28,639  212,532  (1,739)    917  (2,656)
                                              --------------------------------------------------------------------------
Net Interest Income                           222,357  220,041   2,316 (33,566) 35,882  236,693 (14,337)(11,406) (2,931)
                                              ==========================================================================

4Variances are computed on a line-by-line basis and are non-additive.

5Variances caused by the change in rate times the change in balances are allocated to rate.

Table 4    Allowance For Loan Losses

Dollars in thousands                 Third Quarter  Nine Months Ended Sept. 30,
                                    -------------   --------------------------
                                    1998     1997       1998     1997
Beginning balance               $246,017 $279,190   $281,394 $268,868
-------------------------------------------------------------------------
Allowance from acquisitions
 and other activities, net           (27)      -       1,530        -
Allowance related to
 bankcard loans held for sale          -       -     (35,000)       -
Provision for loan losses          9,080   19,099     53,987   84,797
-------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial                        (470)  (1,115)    (1,285)    (647)
  Real estate - income property      624     (502)       437   (1,397)
  Real estate - construction         981      512      1,342      (99)
  Instalment                       3,822    3,555     11,619   12,138
  Bank card                        3,750   16,922     42,823   63,157
  Real estate - mortgage             371      586        983    2,182
-------------------------------------------------------------------------
    Total net charge-offs          9,078   19,958     55,919   75,334
-------------------------------------------------------------------------
Balance, September 30           $245,992 $278,331   $245,992 $278,331
=========================================================================
Allowance for loan losses to
 period-end loans                      1.48%   1.90%       1.48%    1.90%
Annualized net charge-offs
 to average loans                       .23     .55         .47      .71
=========================================================================


Table 5    Nonperforming Assets1 And Past Due Loans

Dollars in thousands                           September 30,  December 31,
                                         --------------------
Nonaccrual loans:                            1998         1997      1997
  Commercial                              $ 9,001      $10,462   $11,247
  Real estate - income property             4,312        6,026     6,412
  Real estate - construction               11,961       16,976    14,239
  Instalment                                6,929        2,895     3,292
  Real estate - mortgage                   24,751       25,048    25,310
---------------------------------------------------------------------------
    Total nonperforming loans1             56,954       61,407    60,500
Foreclosed properties - net                16,628       26,757    25,731
---------------------------------------------------------------------------
    Total nonperforming assets1           $73,582      $88,164   $86,231
===========================================================================
Nonperforming assets1 to:
  Loans and foreclosed properties - net       .44%         .60%      .55%
  Total assets                                .29          .38       .35
Allowance for loan losses to:
  Nonperforming assets1                       334          316       326
  Nonperforming loans1                        432          453       465
Allowance for loan losses plus
  shareholders' equity to nonperforming
  assets1                                   34.78x       25.16x    27.15x
===========================================================================
Accruing loans past due 90 days:
  Commercial                              $ 3,864      $ 3,915   $ 3,524
  Real estate - income property             1,330        2,471     1,750
  Real estate - construction                    3           16       216
  Instalment
    Student                                31,016       23,766    25,742
    Other                                   5,676        6,388     6,886
  Bank card                                 5,319       21,315    24,126
  Real estate - mortgage                    3,934        5,089     6,023
---------------------------------------------------------------------------
    Total accruing loans past due 90 days $51,143      $62,960   $68,267
===========================================================================

1Loans which are both past due 90 days or more and not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming.

Table 6    Noninterest Income And Expense
In thousands                                             Nine Months Ended
                                   Third Quarter  Second    September 30,
                                  -------------- Quarter ------------------
Noninterest Income                  1998    1997    1998    1998    1997
Service charges on deposit
 accounts                       $ 35,257  $30,893  $34,860 $103,184  $92,787
Trust and investment advisory     20,468   19,308   20,950   61,537   54,648
Bank card-related                  6,895    9,236    9,360   25,065   31,655
Other service charges and fees    10,223    9,656   11,592   31,468   26,829
Mortgage origination - net        15,123    7,254   18,488   48,713   10,515
Mortgage servicing - net           2,949    3,288      458    5,759   12,001
Trading account activities         1,432    1,444    1,570    4,347    3,553
Commissions on letters of credit 1,379 1,207 1,161 3,896 3,620 Gain on sale of mortgage
 servicing rights                      -       -        -       -     10,450
Gain (loss) on sale of premises
 and equipment                    (1,748)     717        -   (1,748)   6,524
Gain on sale of merchant
 card processing                       -       -        -        -    17,325
Gain on sale of bank card loans   54,000       -        -    54,000        -
Miscellaneous                     12,032   12,982   15,529   41,807   36,588
Securities gains (losses)            948      124    2,542    6,103    4,097
---------------------------------------------------------------------------
  Total noninterest income      $158,958  $96,109 $116,510 $384,131 $310,592
===========================================================================
Noninterest Expense
Salaries                        $ 96,369  $74,426 $ 81,932 $259,397 $228,728
Benefits                          26,011   20,708   20,191   65,961   62,295
---------------------------------------------------------------------------
  Total personnel                122,380   95,134  102,123  325,358  291,023
Occupancy - net                   15,612   14,957   13,893   42,659   44,800
Equipment                         12,312    9,970   10,962   34,076   31,251
Professional fees and services    12,148    5,610    6,840   25,315   20,978
Communications                     9,439    9,194   10,433   29,842   27,317
Outside data services              6,774    6,451    7,693   21,429   19,510
Advertising and marketing          5,567    6,146    5,773   17,049   16,021
Amortization of purchased
  intangibles                      5,225    4,280    4,976   14,994   12,713
Stationery, printing and
 supplies                          3,226    2,362    3,220   10,054    7,690
Loan expense                       4,286    3,116    4,826   11,995    8,714
Transportation                     2,045    1,782    1,894    5,794    5,281
FDIC premiums - net                  706      235      747    1,883    2,024
Foreclosed properties (net
 recoveries)                         467      684      914      864    2,044
Miscellaneous                     30,088   13,310   17,386   61,629   42,880
---------------------------------------------------------------------------
  Total noninterest expense     $230,275 $173,231 $191,680 $602,941 $532,246
===========================================================================


Table 7    Debt And Other Security Ratings

(as of October 31, 1998)
                                                       Standard  Thomson
Security                                     Moody's  & Poor's BankWatch
61/2% Subordinated Notes due 2018               Baa1      BBB+        A-
83/4% Subordinated Notes due 2004               Baa1      BBB+        A-
81/4% Subordinated Notes due 2002               Baa1      BBB+        A-
Commercial Paper                                 P-2 Not rated     TBW-1
Crestar Bank Deposits:
  Long-Term                                       A2         A Not rated
  Short-Term                                     P-1       A-1     TBW-1
Crestar Capital Trust 1
  Preferred Stock                               Baa1       BBB Not rated
=============================================================================


Table 8    Off-Balance Sheet Derivative Financial Instruments1

September 30, 1998                                     Average
                                             Weighted   Fixed  Estimated
Dollars in thousands           Notional       Average  Receive   Fair
                               Balance       Maturity    Rate    Value   Comments
Interest Rate Conversions
  Generic interest rate swaps $1,675,000      3.0 yrs.   6.19%          Notional amounts of $1.33
    Carrying amount2                                          $ 2,244   billion and $350 million
      Commercial loan program                                           convert floating rate commercial
        Unrealized gains                                       46,805   and instalment loans, respectively,
      Instalment loan program                                           to fixed rate. Floating rates paid
        Unrealized gains                                       10,837   tied to LIBOR.
                                                             --------
  Estimated fair value                                         59,886
                                                             --------

  Interest rate caps          1,855,000       2.7 yrs.  6.46%3         Notional amount of $1.86 billion
    Carrying amount2                                          10,910   hedges the interest rate risk
      Money market deposit program                                     associated with rising interest
        Unrealized losses                                     (7,959)  rates on floating rate money
                                                                       market deposits (strike rate tied
                                                              ------   to LIBOR).
    Estimated fair value                                       2,951
                                                              ------

Market Value Hedges
  Interest rate caps          1,950,000       1.5 yrs.  7.56%3         Notional amount of $1.75 billion
    Carrying amount2                                           8,757   hedges the market value of fixed
      Securities available for sale program5                           rate securities available for sale
       Unrealized losses                                      (8,275)  in a rising rate environment (strike
    Real estate income property loan program                           rate for $800 million tied to 5 year
       Unrealized losses                                        (438)  CMT; strike rate for $950 million tied
                                                                       to LIBOR). Notional amount
                                                                       of $200 million hedges the
                                                                       market value of fixed rate real
                                                                       estate income property loans
                                                               ------
    Estimated fair value                                          44   (strike rate tied to LIBOR).
                                                               ------

  Interest rate floors          250,000      3.5 yrs.   5.26%4         Notional amount of $150 million
    Carrying amount2                                           1,510   hedges the prepayment risk
      Real estate mortgage loan program                                associated with fixed rate
        Unrealized gains                                       4,045   mortgage loans in a declining rate
      Domestic time deposit program                                    environment (strike rate tied to
        Unrealized gains                                       2,547   5 year CMT). Notional amount of
                                                                       $100 million hedges the fair value
                                                                       of fixed rate domestic time deposits
                                                              -------  (strike rate tied to 3 year CMT).
    Estimated fair value                                       8,102
                                                              -------
Hedges of Lending Commitments
  Forward contracts           2,757,937      .2 yrs.     n/a           Hedges of residential  mortgage
    Unrealized gains                                            875    lending commitments associated
    Unrealized losses                                       (24,992)   with mortgage loan originations
                                                            ---------
  Estimated fair value                                      (24,117)
      Total derivatives      $8,487,937                    $ 46,866
============================================================================================

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


Table 9    Off-Balance Sheet Derivatives--Expected Maturities1

September 30, 1998
Dollars in thousands     Within     One to    Three to        Over
                       One Year  Three Years Five Years Five Years     Total
Interest Rate Conversions
 Generic interest rate swaps:
    Notional amount    $ 250,000  $ 415,000  $ 760,000  $250,000     $1,675,000
    Average fixed
     receive rate           6.15%      5.83%      6.21%     6.74%          6.19%
    Carrying amount         $ 34      $ 119    $ 1,088   $ 1,003        $ 2,244
    Net unrealized gain    2,524      7,468     28,925    18,725         57,642
  Interest rate caps
    Notional amount      $ 5,000 $1,150,000  $ 700,000    $   -      $1,855,000
    Average strike rate     6.00%      6.52%      6.36%       -            6.46%
    Carrying amount         $ -       4,207    $ 6,703    $   -      $   10,910
    Unrealized loss           -      (2,938)    (5,021)       -          (7,959)

Market Value Hedges
  Interest rate caps
    Notional amount    $ 200,000 $1,750,000        $ -    $   -      $1,950,000
    Average strike rate     7.75%      7.54%         -        -            7.56%
    Carrying amount        $ 438    $ 8,319        $ -    $   -         $ 8,757
    Unrealized loss         (438)    (8,275)         -        -          (8,713)
  Interest rate floors
    Notional amount         $ -       $ -    $ 250,000    $   -       $ 250,000
    Average strike rate       -         -         5.26%       -            5.26%
    Carrying amount         $ -       $ -      $ 1,510    $   -         $ 1,510
    Unrealized gain           -         -        6,592        -           6,592

Hedges of Lending Commitments
  Forward contracts:2
    Notional amount   $2,757,937       $ -        $ -       $ -      $2,757,937
    Net unrealized loss  (24,117)        -          -         -         (24,117)
      Total derivatives:
        Notional
         amount       $3,212,937 $3,315,000 $1,710,000 $250,000      $8,487,937
        Carrying amount    $ 472   $ 12,645    $ 9,301  $ 1,003        $ 23,421
        Net unrealized
         gain (loss)     (22,031)    (3,745)    30,496   18,725          23,445
                       ---------   --------- --------- --------      ----------
         Estimated fair
          value         $(21,559)   $ 8,900  $ 39,797  $ 19,728        $ 46,866
===============================================================================
1Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
2Hedges of residential mortgage lending commitments.

Table 10    Off-Balance Sheet Derivatives Activity1

In thousands
                  Interest Rate Conversions    Market Value Hedges
                  --------------------------- ----------------------- Hedges of
                      Interest    Interest    Interest   Interest      Lending
                          Rate        Rate        Rate      Rate       Commit-
                         Swaps        Caps        Caps    Floors        ments2    Total
Balance, July 1,
  1998              $1,675,000   $1,055,000  $1,950,000  $250,000   $ 2,813,321  $ 7,743,321
Additions                -          800,000         -        -        3,089,249    3,889,249
Terminations             -                -         -        -              -         -
Maturities               -                -         -        -       (3,144,633)  (3,144,633)
--------------------------------------------------------------------------------------------
Balance, September 30,
 1998               $1,675,000   $1,855,000 $1,950,000   $250,000   $ 2,757,937  $ 8,487,937
============================================================================================
Balance, January 1,
 1998               $1,675,000   $ 460,000  $1,950,000   $   -      $ 1,459,888  $ 5,544,888
Additions              300,000   1,400,000         -     250,000      9,057,112   11,007,112
Terminations          (300,000)          -         -         -            -         (300,000)
Maturities               -          (5,000)        -         -       (7,759,063)  (7,764,063)
--------------------------------------------------------------------------------------------
Balance, September 30,
  1998              $1,675,000  $1,855,000  $1,950,000  $250,000    $ 2,757,937  $ 8,487,937
============================================================================================

1Includes only off-balance sheet derivative financial instruments related to interest rate risk management activities.
2Forward contracts hedging residential mortgage lending commitments; maturities represent contracts delivered.

Table 11    Selected Quarterly Financial Information

Dollars in thousands, except per share data

                            3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.
Results of operations:          1998     1998         1998        1997        1997
Net interest income1        $222,357   $236,693    $229,924     $224,051    $220,041
Provision for loan losses      9,080     21,811      23,096       23,300      19,099
--------------------------------------------------------------------------------------
Net credit income            213,277    214,882     206,828      200,751     200,942
Securities gains (losses)        948      2,542       2,613        1,231         124
Other noninterest income     158,010    113,968     106,050      109,616      95,985
--------------------------------------------------------------------------------------
Net credit and noninterest
 income                      372,235    331,392     315,491      311,598     297,051
Noninterest expense          230,275    191,680     180,986      182,011     173,231
--------------------------------------------------------------------------------------
Income before taxes          141,960    139,712     134,505      129,587     123,820
Tax-equivalent adjustment      3,358      3,259       2,964        2,860       2,903
Book tax expense              49,725     49,025      46,668       44,032      41,374
--------------------------------------------------------------------------------------
  Income tax expense          53,083     52,284      49,632       46,892      44,277
--------------------------------------------------------------------------------------
Net Income                  $ 88,877   $ 87,428    $ 84,873     $ 82,695    $ 79,543
======================================================================================
Basic
  Earnings per share           $ .79      $ .78       $ .76        $ .75       $ .71
  Average shares
   outstanding (000s)        112,487     112,150    111,704      110,916     110,760
Diluted
  Earnings per share           $ .78       $ .77      $ .75        $ .74       $ .71
  Average shares
   outstanding (000s)        113,928      113,547   113,222      112,423     112,069
Dividends paid                   .33          .33       .29          .29         .29
======================================================================================
Selected ratios and other data:
Return on average assets        1.42%        1.39%     1.41%        1.46%       1.47%
Return on average equity       15.77        16.46     16.41        16.70       16.60
Net interest margin1            3.90         4.06      4.18         4.35        4.47
Net charge-offs as % of
 average loans                   .23          .54       .64          .64         .55
Allowance as % of
 period-end loans1              1.48         1.54      1.74         1.79        1.90
Overhead ratio                 60.39        54.27     53.45        54.35       54.79
Average equity to assets        9.00         8.42      8.61         8.74        8.87
Average equity leverage        11.11x       11.88x    11.61x       11.45x      11.28x
Full-time equivalent
  employees (period-end)       8,209        8,125     8,170        8,215       7,934
======================================================================================
1Tax-equivalent basis.

Table 12    Consolidated Average Balances/Net Interest Income/Rates1

                                             Three Months Ended September 30,
                              --------------------------------------------------------------
                                             1998                            1997
                              ------------------------------   -----------------------------

Dollars in thousands                        Income/   Yield/                 Income/  Yield/
                              Balance       Expense    Rate      Balance     Expense   Rate

Assets                              $            $        %            $         $        %
Securities held to maturity2  543,868        8,561     6.28      687,292    10,599     6.16
Securities available for
 sale2                      4,326,279       66,822     6.18    3,361,761    52,958     6.30
Money market investments2     202,908        2,778     5.43      489,870     6,972     5.65
Loans held for sale2        1,767,622       31,018     7.06      725,458    13,598     7.53
--------------------------------------------------------------------------------------------
Commercial                  5,135,851      101,967     7.86    3,943,788    79,886     8.01
Real estate - income
 property                   1,146,856       26,958     8.61    1,268,940    28,416     8.75
Real estate - construction    398,798        8,871     8.83      334,002     7,335     8.72
Instalment                  5,437,768      106,387     8.01    4,349,511    89,268     8.23
Bank card                     502,888       16,857    13.68    1,165,156    41,156    14.51
Real estate - mortgage      3,415,639       62,930     7.37    3,336,618    64,452     7.61
--------------------------------------------------------------------------------------------
  Total loans2,3           16,037,800      323,970     8.06   14,398,015   310,513     8.59
Allowance for loan losses    (247,603)                          (280,792)
--------------------------------------------------------------------------------------------
  Loans - net              15,790,197                         14,117,223
Cash and due from banks       826,235                            861,622
Premises and equipment - net  479,897                            464,710
Intangible assets - net       196,545                            170,084
Foreclosed properties - net    16,795                             33,469
Other assets                  887,535                            705,765
--------------------------------------------------------------------------------------------
  Total Assets             25,037,881                         21,617,254
                           ==========                         ==========
Total Earning Assets       22,878,477      433,149     7.56   19,662,396   394,640     8.00
                           ==========      =======     ====   ==========   =======     ====

Liabilities And
 Shareholders' Equity
Interest-bearing
 demand deposits            7,019,892       58,563     3.31    5,812,468    44,592     3.04
Regular savings deposits    1,373,154        7,986     2.31    1,514,018     9,337     2.45
Domestic time deposits      3,903,639       49,738     5.09    4,188,632    52,424     5.00
Certificates of
 deposit $100,000 and over  1,322,451       18,817     5.65    1,028,382    14,722     5.68
--------------------------------------------------------------------------------------------
  Total savings and
   time deposits2          13,619,136      135,104     3.95   12,543,500   121,075     3.84
Demand deposits             3,437,764                          3,131,322
--------------------------------------------------------------------------------------------
  Total deposits           17,056,900                         15,674,822
Short-term borrowings2      4,221,214       57,933     5.44    2,851,109    38,231     5.32
Long-term debt2             1,014,831       17,755     7.00      806,319    15,293     7.59
Other liabilities             491,101                            368,618
--------------------------------------------------------------------------------------------
  Total liabilities        22,784,046                         19,700,868
--------------------------------------------------------------------------------------------
  Total shareholders'
   equity                   2,253,835                          1,916,386
--------------------------------------------------------------------------------------------
Total Liabilities And
 Shareholders' Equity      25,037,881                         21,617,254
                           ==========                         ==========

Total interest-bearing
 liabilities               18,855,181      210,792     4.45   16,200,928   174,599     4.29
Other sources - net         4,023,296                          3,461,468
--------------------------------------------------------------------------------------------
Total Sources Of Funds     22,878,477      210,792     3.66   19,662,396   174,599     3.53
                           ==========      =======     ====   ==========   =======     ====

Net Interest Spread                                    3.11                            3.71
Net Interest Income/Margin                 222,357     3.90                220,041     4.47
============================================================================================


1Income and yields are computed on a tax-equivalent basis using the statutory federal income tax rate exclusive of the alternative minimum tax and nondeductible interest expense.
3Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.




                                   Three Months Ended June 30,                         Nine Months Ended September 30,
                                ---------------------------------  -------------------------------------------------------------
                                                1998                       1998                                 1997
                                --------------------------------    -----------------------------  -----------------------------
Dollars in thousands                         Income/     Yield/                 Income/    Yield/              Income/    Yield/
                                   Balance   Expense      Rate     Balance      Expense     Rate     Balance   Expense     Rate
                                   -------   -------      ----     -------      -------     ----     -------   -------     ----

Assets                                    $         $        %           $            $        %           $         $           %
Securities held to maturity2        594,342     9,202     6.20     584,511       27,296     6.23     788,439    35,949        6.08
Securities available for
 sale                             4,415,174    68,791     6.23   4,241,233      198,024     6.23   3,734,389   176,682        6.31
Money market investments2           238,260     3,192     5.37     361,386       15,019     5.56     336,567    13,925        5.53
Loans held for sale2              1,676,327    28,542     6.84   1,533,625       80,131     6.98     619,655    35,856        7.75
                               ---------------------------------------------------------------------------------------------------
Commercial                        4,917,937    96,593     7.87   4,866,818      289,422     7.95   3,863,402   232,672        8.04
Real estate - income
 property                         1,171,884    26,091     8.65   1,180,274       79,442     9.00   1,261,599    83,546        8.85
Real estate - construction          386,861     8,840     8.94     389,183       26,142     8.60     326,725    21,993        8.84
Instalment                        5,273,448   106,078     8.01   5,175,887      307,773     7.95   4,185,846   254,732        8.13
Bank card                         1,094,608    36,786    13.79     907,029       91,760    13.61   1,243,386   131,240       14.20
Real estate - mortgage            3,398,345    65,110     7.66   3,442,836      195,637     7.58   3,241,506   187,841        7.71
                               ---------------------------------------------------------------------------------------------------
  Total loans2,3                 16,243,083   339,498     8.35  15,962,027      990,176     8.28  14,122,464   912,024        8.63
Allowance for loan losses          (283,650)                      (270,563)                         (273,279)
                               ---------------------------------------------------------------------------------------------------
  Loans - net                    15,959,433                     15,691,464                        13,849,185
Cash and due from banks             847,408                        851,979                           867,300
Premises and equipment - net        494,425                        489,569                           453,814
Intangible assets - net             195,933                        195,283                           174,221
Foreclosed properties - net          19,447                         18,736                            30,378
Other assets                        792,090                        801,537                           665,977
                               ---------------------------------------------------------------------------------------------------
  Total Assets                   25,232,839                     24,769,323                        21,519,925
                                 ==========                    ==========                         ==========
Total Earning Assets             23,167,186   449,225    7.75   22,682,782    1,310,646     7.71  19,601,514 1,174,436        8.00
                                ==========    =======    ====  ==========      ========     ===== ==========  ========        ====
Liabilities And
 Shareholders' Equity
Interest-bearing
 demand deposits                  6,829,500    55,181    3.24   6,761,790       164,041     3.24   5,804,721   129,345        2.98
Regular savings deposits          1,418,043     8,168    2.31   1,407,637        24,280     2.31   1,565,321    29,069        2.48
Domestic time deposits            3,942,134    49,482    5.08   3,978,282       149,721     5.04   4,341,275   160,937        4.97
Certificates of
 deposit $100,000 and over        1,422,465    20,062    5.66   1,316,693        55,853     5.67     795,530    33,208        5.58
                                ---------------------------------------------------------------------------------------------------
  Total savings and
   time deposits                 13,612,142   132,893    3.93  13,464,402       393,895     3.92  12,506,847   352,559        3.77
Demand deposits                   3,499,735                     3,409,592                          3,126,154
                                ---------------------------------------------------------------------------------------------------
  Total deposits                 17,111,877                    16,873,994                         15,633,001
Short-term borrowings2            4,648,634    63,038    5.44   4,347,669       176,299     5.42   2,847,790   111,977        5.25
Long-term debt2                     922,961    16,600    7.19     955,312        51,478     7.18     831,256    46,499        7.46
Other liabilities                   425,086                       442,484                            359,189
                                ---------------------------------------------------------------------------------------------------
  Total liabilities              23,108,558                    22,619,459                         19,671,236
                                ---------------------------------------------------------------------------------------------------
  Total shareholders'
   equity                         2,124,281                     2,149,864                          1,848,689
                                ---------------------------------------------------------------------------------------------------
Total Liabilities And
 Shareholders' Equity            25,232,839                    24,769,323                         21,519,925
                                 ==========                    ==========                         ==========
Total interest-bearing
 liabilities                     19,183,737   212,531    4.45  18,767,383       621,672     4.43  16,185,893   511,035        4.22
Other sources - net               3,983,449                     3,915,399                          3,415,621
                                ---------------------------------------------------------------------------------------------------
Total Sources Of Funds           23,167,186   212,531    3.69  22,682,782      621,672      3.67  19,601,514   511,035        3.49
                                 ==========   =======    ====  ==========      ========     ===== ==========  ========        ====
Net Interest Spread                                      3.30                               3.28                  3.78
Net Interest Income/Margin                    236,694    4.06                  688,974      4.04     663,401      4.51
                                ===================================================================================================

2Indicates earning asset or interest-bearing liability.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Crestar Financial Corporation
                                           --------------------------------
                                                     Registrant



Date   November 13, 1998                     /s/ James D. Barr
                                           --------------------------------
                                            James D. Barr
                                            Executive Vice President,
                                            Controller and Treasurer